Form 10-Q
period 2005-06-30
NATIONAL CITY CORP
filed 2005-08-08
CIK 69970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common stock — $4.00 Par Value
Outstanding as of July 31, 2005 — 637,638,697

Quarter Ended June 30, 2005
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED JUNE 30, 2005
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

PART I – FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars In Thousands, Except Per Share Amounts)	2005	2004	2005	2004

For the Period
Tax-equivalent net interest income	$1,196,759	$1,066,780	$2,374,601	$2,091,937
Provision for credit losses	25,827	60,788	96,274	143,295
Noninterest income	956,000	866,277	1,745,281	1,983,974
Noninterest expense	1,182,645	1,075,137	2,337,989	2,061,477
Income tax expense and tax-equivalent adjustment	319,160	278,086	576,350	641,725

Net income	$625,127	$519,046	$1,109,269	$1,229,414

Net income per common share
Basic	$.98	$.84	$1.73	$2.01
Diluted	.97	.83	1.71	1.99
Dividends paid per common share	.35	.32	.70	.64
Return on average common equity	19.65%	20.13%	17.51%	24.69%
Return on average assets	1.80	1.80	1.61	2.19
Net interest margin	3.85	4.09	3.85	4.12
Efficiency ratio	55.06	55.77	57.01	50.64
Average equity to average assets	9.14	8.94	9.19	8.88
Annualized net charge-offs to average portfolio loans	.27	.30	.31	.36
Average shares
Basic	636,882,733	619,097,523	639,926,863	612,507,157
Diluted	644,134,005	625,476,357	648,287,671	619,036,496

At Period End
Assets			$143,975,359	$117,086,872
Portfolio loans			106,639,561	84,537,266
Loans held for sale or securitization			11,539,181	12,466,789
Securities, at fair value			7,694,298	6,516,742
Deposits			83,139,332	73,036,089
Stockholders’ equity			13,001,754	10,334,984

Book value per common share			$20.42	$16.86
Market value per common share			34.12	35.01
Equity to assets			9.03%	8.83%
Allowance for loan losses as a percentage of period-end portfolio loans			1.06	1.22
Nonperforming assets to period-end portfolio loans and other nonperforming assets			.54	.64

Common shares outstanding			636,715,366	612,880,193
Full-time equivalent employees			35,493	34,062

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in Thousands, Except Per Share Amounts)	2005	2004	2005	2004

Interest Income
Loans	$1,763,065	$1,305,225	$3,403,939	$2,554,332
Securities:
Taxable	86,041	65,332	175,817	134,625
Exempt from Federal income taxes	7,538	8,544	15,927	16,743
Dividends	9,150	4,670	17,143	8,876
Federal funds sold and security resale agreements	2,070	1,505	4,124	2,234
Other investments	15,393	9,827	31,128	22,231

Total interest income	1,883,257	1,395,103	3,648,078	2,739,041
Interest Expense
Deposits	357,827	201,650	670,529	390,195
Federal funds borrowed and security repurchase agreements	37,551	19,664	75,205	37,668
Borrowed funds	14,492	3,101	20,990	6,059
Long-term debt and capital securities	284,428	110,303	521,516	226,107

Total interest expense	694,298	334,718	1,288,240	660,029

Net Interest Income	1,188,959	1,060,385	2,359,838	2,079,012
Provision for Loan Losses	25,827	60,788	96,274	143,295

Net interest income after provision for loan losses	1,163,132	999,597	2,263,564	1,935,717
Noninterest Income
Mortgage banking revenue	400,505	193,173	683,474	772,571
Deposit service charges	171,801	161,549	332,630	308,902
Payment processing revenue	413	131,944	787	253,563
Trust and investment management fees	78,379	79,803	151,466	155,379
Card-related fees	32,191	37,965	60,593	75,095
Brokerage revenue	43,590	34,167	83,008	66,419
Leasing revenue	68,952	5,828	143,023	11,604
Other	155,311	216,651	271,189	335,105

Total fees and other income	951,142	861,080	1,726,170	1,978,638
Securities gains, net	4,858	5,197	19,111	5,336

Total noninterest income	956,000	866,277	1,745,281	1,983,974
Noninterest Expense
Salaries, benefits, and other personnel	651,152	594,060	1,281,961	1,142,951
Equipment	75,880	68,843	151,870	135,166
Net occupancy	72,087	59,476	172,717	119,435
Third-party services	65,482	72,346	131,765	140,710
Card processing	5,198	60,396	10,045	117,939
Marketing and public relations	39,288	29,858	67,477	52,118
Leasing expense	52,735	1,883	109,310	5,520
Other	220,823	188,275	412,844	347,638

Total noninterest expense	1,182,645	1,075,137	2,337,989	2,061,477

Income before income tax expense	936,487	790,737	1,670,856	1,858,214
Income tax expense	311,360	271,691	561,587	628,800

Net Income	$625,127	$519,046	$1,109,269	$1,229,414

Net Income Per Common Share
Basic	$.98	$.84	$1.73	$2.01
Diluted	.97	.83	1.71	1.99
Average Common Shares Outstanding
Basic	636,882,733	619,097,523	639,926,863	612,507,157
Diluted	644,134,005	625,476,357	648,287,671	619,036,496

Dividend declared per common share	$.35	$.32	$.70	$.64

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30	December 31	June 30
(In Thousands)	2005	2004	2004

Assets
Cash and demand balances due from banks	$3,937,424	$3,832,040	$3,171,945
Federal funds sold and security resale agreements	265,575	302,534	1,087,481
Securities available for sale, at fair value	7,694,298	9,280,917	6,516,742
Other investments	1,929,430	934,236	568,230
Loans held for sale or securitization:
Commercial	9,000	24,534	26,249
Commercial real estate	137,789	546,072	—
Mortgage	10,976,873	11,859,715	12,440,540
Credit card	414,343	—	—
Student loans	1,176	—	—

Total loans held for sale or securitization	11,539,181	12,430,321	12,466,789
Portfolio loans:
Commercial	27,934,129	25,160,464	19,738,970
Commercial construction	3,112,916	2,922,921	2,284,178
Real estate — commercial	11,787,695	12,193,394	11,014,482
Real estate — residential	32,498,082	30,398,068	28,731,664
Home equity lines of credit	21,567,669	18,884,890	13,781,781
Credit card and other unsecured lines of credit	2,302,375	2,413,465	2,198,703
Other consumer	7,436,695	8,164,633	6,787,488

Total portfolio loans	106,639,561	100,137,835	84,537,266
Allowance for loan losses	(1,125,127)	(1,188,462)	(1,027,550)

Net portfolio loans	105,514,434	98,949,373	83,509,716
Properties and equipment	1,267,479	1,268,688	1,170,130
Equipment leased to others	865,476	1,050,787	34,508
Other real estate owned	90,578	89,362	95,470
Mortgage servicing rights	1,454,444	1,504,866	1,926,051
Goodwill	3,317,259	3,302,413	1,423,536
Other intangible assets	194,796	213,461	68,408
Derivative assets	983,019	885,541	876,243
Accrued income and other assets	4,921,966	5,235,838	4,171,623

Total Assets	$143,975,359	$139,280,377	$117,086,872

Liabilities
Deposits:
Noninterest bearing	$18,756,679	$18,652,502	$17,448,186
NOW and money market	28,191,008	29,263,454	28,153,616
Savings	2,369,628	2,552,990	2,560,288
Consumer time	18,604,907	16,828,303	13,689,154
Other	6,432,114	4,635,416	1,278,431
Foreign	8,784,996	14,021,942	9,906,414

Total deposits	83,139,332	85,954,607	73,036,089
Federal funds borrowed and security repurchase agreements	8,217,810	5,892,428	5,892,472
Borrowed funds	1,538,640	2,035,900	3,903,212
Long-term debt	33,067,725	28,091,363	20,243,182
Junior subordinated debentures owed to unconsolidated subsidiary trusts	597,950	604,629	249,210
Derivative liabilities	643,487	596,822	707,349
Accrued expenses and other liabilities	3,768,661	3,301,099	2,720,374

Total Liabilities	130,973,605	126,476,848	106,751,888

Stockholders’ Equity
Preferred stock	$—	$—	$—
Common stock	2,546,862	2,586,999	2,451,521
Capital surplus	3,726,660	3,647,711	1,607,658
Retained earnings	6,649,450	6,468,231	6,234,266
Accumulated other comprehensive income	78,782	100,588	41,539

Total Stockholders’ Equity	13,001,754	12,803,529	10,334,984

Total Liabilities and Stockholders’ Equity	$143,975,359	$139,280,377	$117,086,872

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
(In Thousands)	2005	2004

Operating Activities
Net income	$1,109,269	$1,229,414
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	96,274	143,295
Depreciation and amortization of properties and equipment and equipment leased to others	223,176	104,743
Amortization of intangible assets and servicing assets	293,086	253,471
Accretion of premiums and discounts on securities, loans, deposits, and debt obligations	(27,485)	10,972
Servicing asset (recoveries) impairment charges	(69,716)	76,242
Ineffective hedge and other derivative gains, net	(330,758)	(191,658)
Securities gains, net	(19,111)	(5,336)
Losses (gains) on loans sold or securitized, net	53,004	(255,349)
Other losses (gains), net	43,477	(52,241)
Originations and purchases of loans held for sale or securitization	(36,790,733)	(40,941,975)
Principal payments on and proceeds from sales of loans held for sale or securitization	37,702,651	42,510,919
(Increase) decrease in accrued interest receivable	(22,814)	40,481
Increase (decrease) in accrued interest payable	3,667	(26,312)
Other operating activities, net	838,514	155,117

Net cash provided by operating activities	3,102,501	3,051,783

Lending and Investing Activities
Net increase in federal funds sold, security resale agreements, and other investments	(443,806)	(662,438)
Purchases of available-for-sale securities	(1,162,230)	(680,684)
Proceeds from sales of available-for-sale securities	1,224,168	36,659
Proceeds from maturities, calls, and prepayments of available-for-sale securities	947,657	1,301,630
Net increase in loans	(7,316,816)	(4,931,612)
Proceeds from sales of loans	1,014,979	1,837,712
Proceeds from securitizations of loans	23,892	—
Net increase in properties and equipment and equipment leased to others	(62,978)	(131,450)
Net cash (paid) received for acquisitions	(319,056)	10,582
Cash received for sale of Corporate Trust Bond Administration business	—	66,500

Net cash used in lending and investing activities	(6,094,190)	(3,153,101)

Deposit and Financing Activities
Net (decrease) increase in deposits	(2,757,601)	7,314,582
Net increase (decrease) in federal funds borrowed and security repurchase agreements	2,325,382	(801,444)
Net decrease in borrowed funds	(497,260)	(2,922,599)
Repayments of long-term debt	(6,012,085)	(8,557,601)
Proceeds from issuances of long-term debt, net	10,920,642	5,306,970
Dividends paid	(453,665)	(393,838)
Issuances of common stock	224,760	122,816
Repurchases of common stock	(653,100)	(391,329)

Net cash provided by (used in) deposit and financing activities	3,097,073	(322,443)

Net increase (decrease) in cash and demand balances due from banks	105,384	(423,761)
Cash and demand balances due from banks, January 1	3,832,040	3,595,706

Cash and Demand Balances Due from Banks, June 30	$3,937,424	$3,171,945

Supplemental Information
Cash paid for:
Interest	$1,284,573	$686,341
Income taxes	564,579	815,874
Noncash items:
Transfers of loans to other real estate	173,661	147,922
Common stock and options issued in Allegiant acquisition	—	469,666

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Thousands, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2004	$—	$2,423,985	$1,116,279	$5,723,720	$64,687	$9,328,671
Comprehensive income:
Net income				1,229,414		1,229,414
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(87,422)	(87,422)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					64,274	64,274

Total comprehensive income						1,206,266
Common dividends declared, $.64 per share				(393,838)		(393,838)
Issuance of 3,808,028 common shares under stock-based compensation plans, including related tax effects		15,232	107,584			122,816
Repurchase of 11,195,600 common shares		(44,782)	(21,517)	(325,030)		(391,329)
Issuance of 14,271,645 common shares pursuant to acquisition		57,086	405,702			462,788
Other			(390)			(390)

Balance, June 30, 2004	$—	$2,451,521	$1,607,658	$6,234,266	$41,539	$10,334,984

Balance, January 1, 2005	$—	$2,586,999	$3,647,711	$6,468,231	$100,588	$12,803,529
Comprehensive income:
Net income				1,109,269		1,109,269
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(36,367)	(36,367)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					14,561	14,561

Total comprehensive income						1,087,463
Common dividends declared, $.70 per share				(452,879)		(452,879)
Preferred dividends declared, $11.17 per share				(786)		(786)
Issuance of 2,597,946 common shares under stock-based compensation plans		10,418	53,363			63,781
Issuance of 6,004,709 common shares pursuant to exercise of PRIDES forward contracts		24,019	129,727			153,746
Repurchase of 18,643,500 common shares		(74,574)	(104,141)	(474,385)		(653,100)

Balance, June 30, 2005	$—	$2,546,862	$3,726,660	$6,649,450	$78,782	$13,001,754

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
Consolidation: Accounting Research Bulletin 51 (ARB 51), Consolidated Financial Statements, requires a company’s consolidated financial statements include subsidiaries in which the company has a controlling financial interest. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest. Investments in companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated. Investments in companies in which the Corporation has significant influence over operating and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) and limited partnership investments are generally accounted for by the equity method of accounting. These investments are principally included in other assets, and National City’s proportionate share of income or loss is included in other noninterest income.

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
The Corporation, through its subsidiary National City Mortgage, sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Corporation to repurchase individual delinquent loans that meet certain criteria from the securitized pool. At the Corporation’s option, and without GNMA’s prior authorization, the Corporation may repurchase the delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, the Corporation is deemed to have regained effective control over the loan and is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of the Corporation’s intent to repurchase the loan. At June 30, 2005, December 31, 2004, and June 30, 2004, residential real estate portfolio loans included $184 million, $233 million, and $171 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other borrowed funds.
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
Securities: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in securities gains or losses on the statement of income. Interest on trading account securities is recorded in interest income. As of June 30, 2005, December 31, 2004, and June 30, 2004, trading account securities totaled $300 million, $117 million, and $24 million, respectively.
Debt securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at June 30, 2005, December 31, 2004 or June 30, 2004.
Debt and marketable equity securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and unrealized losses not deemed other-than-temporary reported in other comprehensive income, net of tax. Realized gains and losses on the sale of and other-than-temporary impairment charges on available-for-sale securities are recorded in securities gains or losses on the statement of income.
Stock acquired for regulatory purposes, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, which does not have a readily determinable fair value, is accounted for at cost and as of June 30, 2005 is included in other investments.
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
Interest and dividends on direct mezzanine debt and preferred stock investments are recorded in interest income on the statement of income. All other income on principal investments, including fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs, are recognized in other noninterest income.

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

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to all stock option awards in 2004. Also included in the pro forma net income and earnings per share for the three- and six-month periods of 2004 is the after-tax expense, net of minority interest benefit, related to option awards granted by the Corporation’s former 83%-owned payment processing subsidiary, National Processing, Inc., on its common stock. Refer to Note 3 for discussion on the sale of this business in October 2004.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands, Except Per Share Amounts)	2005	2004	2005	2004

Net income, as reported	$625,127	$519,046	$1,109,269	$1,229,414
Add: option expense included in reported net income, net of related tax effects National City common stock	3,797	3,652	7,702	7,622
National Processing common stock	—	34	—	137
Less: total option expense determined under fair value method for all option awards, net of related tax effects
National City common stock	(3,797)	(8,585)	(7,702)	(17,488)
National Processing common stock	—	(878)	—	(2,172)

Pro forma net income	$625,127	$513,269	$1,109,269	$1,217,513

Pro forma net income per share:
Basic — as reported	$.98	$.84	$1.73	$2.01
Basic — pro forma	.98	.83	1.73	1.99
Diluted — as reported	.97	.83	1.71	1.99
Diluted — pro forma	.97	.82	1.71	1.97

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Risk-free interest rate	3.61%	2.86%	3.51%	3.01%
Expected dividend yield	3.90	4.01	3.77	3.95
Expected volatility	20.90	27.02	20.90	27.03
Expected option life (in years)	5	5	5	5
Weighted-average grant-date fair value of options	$5.02	$6.18	$5.27	$6.28

The weighted-average assumptions used to value the National Processing option grants for the three- and six-month periods ended June 30, 2004 are disclosed in National Processing, Inc.’s June 30, 2004 Quarterly Report on Form 10-Q, as filed with the United States Securities and Exchange Commission (SEC) and accessible at www.sec.gov.
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

2. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Changes and Error Corrections: In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on financial condition, the results of operations, or liquidity.
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
Share-Based Payment: In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective on January 1, 2006. On January 1, 2003, the Corporation adopted the provisions of SFAS 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted after this date. SFAS 123R will require the Corporation to change its method of accounting for share-based awards to exclude from the initial estimate of compensation expense awards expected to be forfeited. The adoption of this standard is not expected to have a material effect on financial condition, the results of operations, or liquidity.
Meaning of Other Than Temporary Impairment: In June 2005, the FASB directed its staff to draft FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. FSP 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity.
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
On April 9, 2004, National City Corporation completed its acquisition of Allegiant Bancorp, Inc. (Allegiant), a bank holding company operating 36 retail bank branch offices in the St. Louis, Missouri metropolitan area, for $493 million. On July 1, 2004, the Corporation completed its acquisition of Provident Financial Group, Inc. (Provident), a bank holding company operating 65 branch banking offices in the Cincinnati and Dayton, Ohio metropolitan areas. The total cost of this transaction was $2.2 billion, including the fair value of stock options exchanged and forward purchase contracts assumed of $78 million and $59 million, respectively. On October 5, 2004, the Corporation completed its acquisition of Wayne Bancorp, Inc. (Wayne), an $825 million asset banking company operating 23 branches in several northeastern Ohio counties, for a cash price of $182 million.

The assets and liabilities of these acquired entities were recorded on the balance sheet at their estimated fair values as of the respective acquisition dates, and the results of operations have been included in the consolidated statement of income from those dates. Refer to Note 4 for discussion on severance and other restructuring costs incurred in connection with these acquisitions.
The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocations, and resulting goodwill for the acquisitions completed in the past 12 months:

(In Thousands)	Provident	Wayne	NCVF

Purchase price	$2,174,043	$182,132	$311,764
Carrying value of net assets acquired	(734,519)	(71,254)	(306,260)

Excess of purchase price over carrying value of net assets acquired	1,439,524	110,878	5,504

Purchase accounting adjustments
Securities	95,283	477	—
Loans	(39,646)	(7,234)	3,166
Premises and equipment	32,760	3,449	—
Leased equipment	25,327	—	—
Other assets	(819)	819	—
Deposits	110,563	654	—
Borrowings	217,083	547	—
Severance and exit costs	285,444	3,714	—
Other liabilities	180,868	621	—
Deferred taxes	(223,817)	5,111	—

Subtotal	2,122,570	119,036	8,670

Core deposit intangibles	(132,956)	(20,589)	—
Other identifiable intangible assets	(90,050)	(1,565)	—

Goodwill	$1,899,564	$96,882	$8,670

The following table summarizes the estimated fair value of the net assets acquired related to these acquisitions:

(In Thousands)	Provident	Wayne	NCVF

Assets
Cash and cash equivalents	$317,247	$27,966	$201
Securities	4,818,846	277,757	—
Loans, net of allowance for loan losses	9,203,739	460,553	307,206
Premises and other equipment	1,348,816	11,851	157
Goodwill and other intangibles	2,122,570	119,036	8,670
Other assets	696,848	8,163	23

Total Assets	18,508,066	905,326	316,257

Liabilities
Deposits	10,000,273	665,624	—
Borrowings	5,450,477	43,070	—
Other liabilities	883,273	14,500	4,493

Total Liabilities	16,334,023	723,194	4,493

Fair value of net assets acquired	$2,174,043	$182,132	$311,764

The fair values of acquired assets, liabilities and identified intangibles for Allegiant and Provident have been finalized. As of June 30, 2005, the balance of goodwill and intangible assets resulting from the Allegiant acquisition was $364 million. The estimated fair values of the acquired assets and liabilities, including identifiable intangible assets, for the Wayne and NCVF acquisitions are preliminary and subject to refinement as exit plans are finalized and additional information becomes available. Any subsequent adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments, determinable within 12 months of acquisition dates, would result in adjustments to goodwill.

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Corporation as if the Allegiant, Provident, and Wayne acquisitions had occurred as of January 1, 2004.

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2004	June 30, 2004

Net interest income	$1,169,909	$2,318,302
Provision for credit losses	122,396	234,022

Net interest income after provision for credit losses	1,047,513	2,084,280
Noninterest income	996,230	2,278,343
Noninterest expense	1,339,219	2,595,379

Income before income tax expense	704,524	1,767,244
Income tax expense	239,891	593,838

Net Income	$464,633	$1,173,406

Net Income Per Common Share
Basic	$.69	$1.73
Diluted	$.67	$1.70
Average Common Shares Outstanding
Basic	676,112,530	676,655,960
Diluted	688,370,577	689,144,114

The pro forma results include amortization of fair value adjustments on loans, deposits, and debt, amortization of newly created intangibles and post-merger acquisition related charges. The pro forma number of average common shares outstanding includes adjustments for shares issued for the acquisitions and the impact of additional dilutive securities but does not assume any incremental share repurchases. The pro forma results presented do not reflect cost savings or revenue enhancements anticipated from the acquisitions and are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.
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
A rollforward of the severance and restructuring liability for the three- and six-month periods ended June 30, 2005 and 2004 is presented in the table below. Effective October 15, 2004, the Corporation sold its former subsidiary, National Processing, resulting in the transfer of all of its severance liabilities to the buyer. The table below also includes severance expenses incurred in the normal course of business. Except for severance charges incurred by the National Processing line of business, all severance and other termination expenses were recorded as unallocated corporate charges within the Parent and Other category.

	Three Months Ended June 30
	2005	2004
(In Thousands)	Total	Parent and Other	National Processing	Total

Beginning balance	$78,099	$11,755	$1,455	$13,210
Severance and other employee related costs:
Charged to expense	5,139	6,344	—	6,344
Recognized in purchase price allocation	1,053	2,892	—	2,892
Payments	(20,133)	(5,065)	(331)	(5,396)
Exit costs and other termination costs:
Recognized in purchase price allocation	2,783	—	—	—
Payments	(1,166)	—	—	—

Ending balance	$65,775	$15,926	$1,124	$17,050

	Six Months Ended June 30
	2005	2004
(In Thousands)	Total	Parent and Other	National Processing	Total

Beginning balance	$98,486	$14,154	$1,773	$15,927
Severance and other employee related costs:
Charged to expense	13,354	9,677	54	9,731
Recognized in purchase price allocation	(2,167)	2,892	—	2,892
Payments	(40,868)	(10,797)	(703)	(11,500)
Exit costs and other termination costs:
Recognized in purchase price allocation	1,640	—	—	—
Payments	(4,670)	—	—	—

Ending balance	$65,775	$15,926	$1,124	$17,050

During the three months ended June 30, 2005 and 2004, the Corporation recorded severance and other employee-related termination expenses of $5 million and $6 million, respectively. Severance expenses for the second quarter of 2005 and 2004 included acquisition-related retention benefits of $800 thousand and $1 million, respectively.
During the six months ended June 30, 2005 and 2004, the Corporation recorded severance and other employee-related termination expenses of $13 million and $10 million, respectively. Severance expenses for the six months ended June 30, 2005 and 2004 included acquisition-related retention benefits of $5 million and $1 million, respectively. As of June 30, 2005, substantially all retention benefits have been paid.
As acquisition-related activities are completed, the associated liabilities are adjusted to reflect the actual costs incurred. For adjustments determinable within 12 months of the respective acquisition dates, goodwill is increased or decreased to reflect the change in cost estimates. Substantially all acquisition-related severance, exit, and other termination costs are expected to be paid by December 31, 2005.
5. SECURITIZATION ACTIVITY
The Corporation periodically sells pools of credit card receivables and automobile loans through securitization transactions. Small Business Administration (SBA) loans are also purchased and then sold by the Corporation. Home equity securitizations were acquired with the Provident acquisition.
During the first six months of 2005, the Corporation securitized four pools of SBA loans totaling $25 million, and recognized retained interests in the form of interest-only strips with an initial carrying value of $1 million. Transaction costs were expensed in conjunction with the sale.

A summary of the assumptions used to value the credit card retained interests and automobile retained interests and servicing asset at the time of each securitization follows:

		Variable	Monthly	Expected
	Weighted-Average	Annual	Principal	Annual	Annual
	Life	Coupon Rate	Repayment	Credit	Discount
	(in months)	to Investors	Rate	Losses	Rate	Yield

Credit Card:
Series 2000-1	5.5	6.86%	18.08%	4.17%	15.00%	14.43%
Series 2001-1	5.6	6.06	17.79	4.08	15.00	14.77
Series 2002-1	5.7	2.06	17.41	5.34	15.00	11.99

		Monthly	Expected
	Weighted-Average	Prepayment	Cumulative	Annual	Weighted-
	Life	Speed	Credit	Discount	Average
	(in months)	(% ABS)	Losses	Rate	Coupon

Automobile:
Series 2002-A
Interest only strip	22.9	1.40%	2.25%	12.00%	8.71%
Servicing asset	22.9	1.40	2.25	12.00	8.71
Series 2004-A
Interest only strip	21.8	1.50%	1.75%	12.00%	6.79%
Servicing asset	21.8	1.50	1.75	11.00	6.79

A summary of the assumptions used to value the home equity retained interests at the time of the Provident acquisition were as follows:

		Variable	Monthly	Expected
	Weighted-Average	Annual	Principal	Annual	Annual
	Life	Coupon Rate	Repayment	Credit	Discount
	(in months)	to Investors	Rate/CPR(a)	Losses(b)	Rate	Yield(c)

Home Equity:
Series 1998-A	14.1	1.95%	4.42/33.00%	1.25%	6.25%	4.87%
Series 1999-A	17.4	1.88	4.61/33.00	2.00	6.25	5.38
Series 2000-A	16.4	1.74	5.74/33.00	2.40	6.25	5.92

(a)	Monthly principal repayment rate assumption relates to home equity lines of credit and cumulative prepayment rate (CPR) relates to home equity installment loans.

(b)	The home equity securitizations are credit enhanced with cash collateral accounts that are maintained within the securitization vehicle. The cash collateral accounts absorb all credit losses with respect to the securitized loans.

(c)	Yield represents the weighted-average of fixed-rate loan and variable-rate lines of credit.
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

			Three Months Ended		Six Months Ended
	As of June 30, 2005		June 30, 2005		June 30, 2005
	Principal	Loans Past Due 30	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	Days or More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,307.6	$86.7	$2,343.0	$37.6	$2,387.9	$74.1
Automobile	3,338.0	61.5	3,447.4	8.1	3,520.9	19.0
Home Equity	27,507.6	82.3	26,683.6	11.4	25,960.2	24.5
SBA	29.9	5.2	29.7	—	24.8	—

Total loans managed or Securitized	33,183.1	235.7	32,503.7	57.1	31,893.8	117.6
Less:
Loans securitized:
Credit Card	1,035.7	40.9	1,376.5	20.3	1,413.0	38.4
Automobile	674.2	14.7	724.9	2.5	779.7	5.9
Home Equity	42.1	.9	45.6	.2	51.0	1.0
SBA	29.9	5.2	29.7	—	24.8	—
Loans held for securitization:
Credit Card	414.3	—	70.6	—	35.5	—

Loans held in portfolio	$30,986.9	$174.0	$30,256.4	$34.1	$29,589.8	$72.3

			Three Months Ended		Six Months Ended
	As of June 30, 2004		June 30, 2004		June 30, 2004
	Principal	Loans Past Due 30	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	Days or More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,400.5	$89.9	$2,446.8	$38.8	$2,490.2	$76.6
Automobile	3,989.4	62.0	4,055.9	9.6	4,127.4	21.5
SBA	39.0	3.7	40.5	—	41.5	—

Total loans managed or securitized	6,428.9	155.6	6,543.2	48.4	6,659.1	98.1
Less:
Loans securitized:
Credit Card	1,450.0	45.6	1,450.0	20.5	1,450.0	37.7
Automobile	1,128.7	13.6	1,196.0	2.7	1,104.0	4.8
SBA	39.0	3.7	40.5	—	41.5	—
Loans held for securitization:
Automobile	—	—	—	—	264.9	—

Loans held in portfolio	$3,811.2	$92.7	$3,856.7	$25.2	$3,798.7	$55.6

Certain cash flows received from the securitization trusts follow:

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	Credit				Credit
(In Millions)	Card	Automobile	Home Equity	SBA	Card	Automobile	Home Equity	SBA

Proceeds from new securitizations	$—	$—	$—	$3.3	$—	$—	$—	$23.9
Proceeds from collections reinvested in previous securitizations	780.2	—	1.4	—	1,563.6	—	2.7	—
Servicing fees received	6.7	1.8	.1	—	14.0	3.9	.2	—
Other cash flows received on retained interest	19.4	4.6	.3	.2	42.2	9.1	.6	.3
Proceeds from sales of previously charged-off accounts	.6	—	—	—	.6	—	—	—
Purchases of delinquent or foreclosed assets	—	—	.3	—	—	—	.8	—
Repayments of servicing advances	—	—	—	—	—	—	—	—

	Three Months Ended			Six Months Ended
	June 30, 2004			June 30, 2004
	Credit Card	Automobile	SBA	Credit Card	Automobile	SBA
(In Millions)

Proceeds from new securitizations	$—	$—	$—	$—	$811.2	$—
Proceeds from collections reinvested in previous securitizations	772.9	—	—	1,539.2	—	—
Servicing fees received	7.2	3.0	—	14.5	5.6	—
Other cash flows received on retained interest	22.1	5.4	.2	44.7	8.0	.5
Proceeds from sales of previously charged-off accounts	—	—	—	—	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	—
Repayments of servicing advances	—	—	—	—	—	—

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the June 30, 2005 fair values to immediate 10% and 20% adverse changes in those assumptions follows. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.
During 2004, actual credit losses for the auto securitizations exceeded their initial projections developed at the time of the securitizations. As a result, the cumulative loss curve was increased to 2.25% in 2004, and this change is reflected in the expected static pool loss assumption disclosed in the sensitivity analysis.

		Weighted-	Variable Annual	Monthly	Expected
		average	Coupon Rate	Principal	Annual	Annual
	Fair	Life	To	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)(b)	Investors(b)	Rate(b)	Losses(b)	Rate(b)	Yield(b)
Credit Card Loans
Interest-only strips(a)	$1.6	3.2	3.55%	18.02%	5.37%	15.00%	11.58%
As of June 30, 2005
Decline in fair value of 10% adverse change			$.9	$.1	$1.4	$—	$1.6
Decline in fair value of 20% adverse change			1.6	.2	1.6	—	1.6

(a)	Represents interest-only strips recognized in connection with the credit card securitization series 2000-1, 2001-1 and 2002-1.

(b)	Represents weighted-average assumptions and aggregate declines in fair value for all credit card securitization series.

		Weighted-	Monthly	Expected
		average	Prepayment	Cumulative	Annual	Weighted-
	Fair	Life	Speed	Credit	Discount	average
(Dollars in Millions)	Value	(in months)(b)	(% ABS)(b)(c)	Losses(b)	Rate(b)	Coupon(b)

Automobile Loans
Interest-only strip(a)	$28.2	13.4	1.50%	2.25%	12.00%	7.26%
As of June 30, 2005
Decline in fair value of 10% adverse change			$.9	$2.6	$.4	$4.7
Decline in fair value of 20% adverse change			1.8	5.1	.8	9.5
Servicing asset(a)	$5.3	9.1	1.50%	2.25%	11.24%	7.26%
As of June 30, 2005(d)
Decline in fair value of 10% adverse change			$.4	$—	$—	$—
Decline in fair value of 20% adverse change			.8	—	.1	—

(a)	Represents interest-only strips and servicing assets associated with the automobile securitization series 2004-A and 2002-A.

(b)	Represents weighted-average assumptions and aggregate declines in fair value for all automobile securitization series.

(c)	Absolute prepayment speed.

(d)	Carrying value of servicing assets at June 30, 2005 was $4.7 million.

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
Lease Financings: Lease financings, included in portfolio loans on the consolidated balance sheet, consist of direct financing and leveraged leases of commercial and other equipment, primarily computers and office equipment, manufacturing and mining equipment, commercial trucks and trailers, and airplanes, along with retail automobile lease financings. Commercial equipment lease financings are included in commercial loans, while automobile lease financings are included in other consumer loans. The Corporation ceased originating retail automobile leases in December 2000, however, additional automobile leases financings were acquired as part of the acquisition of Provident in July 2004. No new leases have been originated since the acquisition date, and this portfolio will run off over time as the leases expire and the automobiles are sold.
A summary of lease financings by type follows:

	June 30	December 31	June 30
(In Thousands)	2005	2004	2004

Commercial
Direct financings	$2,856,140	$2,508,415	$1,092,479
Leveraged leases	310,248	327,707	276,604

Total commercial lease financings	3,166,388	2,836,122	1,369,083
Consumer
Retail automobile lease financings	466,987	530,382	65,947

Total net investment in lease financings	$3,633,375	$3,366,504	$1,435,030

The components of the net investment in lease financings follow:

	June 30	December 31	June 30
(In Thousands)	2005	2004	2004

Commercial
Lease payments receivable	$3,143,342	$2,753,551	$1,189,639
Estimated residual value of leased assets	492,770	541,809	453,340

Gross investment in commercial lease financings	3,636,112	3,295,360	1,642,979
Unearned income	(469,724)	(459,238)	(273,896)

Total net investment in commercial lease financings	$3,166,388	$2,836,122	$1,369,083

Consumer
Lease payments receivable	$277,286	$339,840	$14,582
Estimated residual value of leased assets	245,882	263,768	54,828

Gross investment in consumer lease financings	523,168	603,608	69,410
Unearned income	(56,181)	(73,226)	(3,463)

Total net investment in consumer lease financings	$466,987	$530,382	$65,947

A rollforward of the residual value component of lease financings follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2005	2004	2005	2004

Commercial
Beginning balance	$518,004	$457,172	$541,809	$487,007
Additions	7,501	13,993	13,317	16,590
Acquisition(a)	—	—	1,520	—
Runoff	(32,735)	(17,825)	(63,876)	(50,257)
Write-downs	—	—	—	—

Ending balance	$492,770	$453,340	$492,770	$453,340

Consumer
Beginning balance	$255,034	$86,743	$263,768	$121,630
Additions	—	—	—	—
Acquisition	—	—	—	—
Runoff	(10,926)	(33,247)	(19,660)	(68,134)
Recoveries	1,774	1,332	1,774	1,332

Ending balance	$245,882	$54,828	$245,882	$54,828

(a)	Associated with the acquisition of National City Vendor Finance. Refer to Note 3 for further details of this acquisition.
Equipment Leased to Others: Equipment leased to others represents equipment owned by National City that is leased to customers under operating leases. Commercial equipment includes aircraft and other transportation, manufacturing, data processing, medical, and office equipment leased to commercial customers while consumer equipment consists of automobiles leased to retail customers. The majority of the balance of consumer leased equipment at June 30, 2005 was acquired with Provident in July 2004. As discussed above with regard to lease financings, National City ceased originating retail automobile leases in 2000 and plans to let the acquired automobile portfolio run off over time. The totals below also include the carrying value of any equipment previously leased to customers under either operating or financing leases that are in the process of being either re-leased or sold.
A summary of the net carrying value of equipment leased to others by type follows:

	June 30	December 31	June 30
(In Thousands)	2005	2004	2004

Commercial
Cost	$408,351	$341,164	$89,580
Accumulated depreciation	(81,012)	(52,541)	(57,610)

Net carrying value of commercial leased equipment	327,339	288,623	31,970
Consumer
Cost	652,477	849,578	2,538
Accumulated depreciation	(114,340)	(87,414)	—

Net carrying value of consumer leased equipment	538,137	762,164	2,538

Total net carrying value of equipment leased to others	$865,476	$1,050,787	$34,508

7. LOANS, ALLOWANCE FOR LOAN LOSSES AND ALLOWANCE FOR LOSSES ON LENDING-RELATED COMMITMENTS
Total portfolio loans outstanding were recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments associated with acquired loans of $360 million, $328 million, and $205 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively.
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

Activity in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2005	2004	2005	2004

Balance at beginning of period	$1,178,824	$1,010,549	$1,188,462	$1,022,720
Provision for loan losses	18,704	60,608	96,316	130,613
Allowance related to loans acquired, sold or securitized	(751)	19,114	(41)	19,114
Charge-offs:
Commercial	31,018	17,376	73,946	47,515
Commercial construction	537	—	2,377	1
Real estate – commercial	7,442	7,490	12,610	9,279
Real estate – residential	28,158	34,092	70,700	62,233
Home equity lines of credit	8,075	7,032	15,431	12,931
Credit cards and other unsecured lines of credit	30,165	27,789	58,567	58,460
Other consumer	20,015	24,324	45,640	51,469

Total charge-offs	125,410	118,103	279,271	241,888
Recoveries:
Commercial	24,560	22,802	56,329	37,136
Commercial construction	109	411	113	451
Real estate – commercial	1,974	3,227	4,827	6,593
Real estate – residential	12,223	14,124	29,066	23,660
Home equity lines of credit	2,201	2,810	4,066	4,862
Credit cards and other unsecured lines of credit	3,513	1,940	5,962	3,753
Other consumer	9,180	10,068	19,298	20,536

Total recoveries	53,760	55,382	119,661	96,991
Net charge-offs	71,650	62,721	159,610	144,897

Balance at end of period	$1,125,127	$1,027,550	$1,125,127	$1,027,550

Activity in the allowance for losses on lending-related commitments follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2005	2004	2005	2004

Balance at beginning of period	$93,373	$115,111	$100,538	$102,609
Net provision for losses on lending-related commitments	7,123	180	(42)	12,682
Allowance related to lending-related commitments acquired	—	1,778	—	1,778

Balance at end of period	$100,496	$117,069	$100,496	$117,069

Nonperforming loans totaled $471 million, $469 million, and $439 million as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively. For loans classified as nonperforming at June 30, 2005, the contractual interest due and actual interest recognized on those loans for the first six months of 2005 was $21 million and $3 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $116 million, $91 million, and $192 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. Average impaired loans for the first six months of 2005 and 2004 totaled $105 million and $217 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans as of June 30, 2005, December 31, 2004, and June 30, 2004 was $7 million, $5 million, and $26 million, respectively. At June 30, 2005, December 31, 2004, and June 30, 2004, impaired loans with an associated allowance totaled $35 million, $25 million, and $85 million, respectively, while impaired loans with no associated allowance totaled $82 million, $66 million, and $107 million, respectively, for these same period ends. During the first six months of 2005 and 2004, interest recognized on impaired loans while they were considered impaired was not material.

8. SECURITIES
Securities available for sale follow:

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

June 30, 2005
U.S. Treasury and Federal agency debentures	$961,680	$30,747	$2,634	$989,793
Mortgage-backed securities	5,133,549	57,800	20,280	5,171,069
Asset-backed and corporate debt securities	357,899	3,022	456	360,465
States and political subdivisions	645,816	23,825	460	669,181
Other	486,390	21,276	3,876	503,790

Total securities	$7,585,334	$136,670	$27,706	$7,694,298

December 31, 2004
U.S. Treasury and Federal agency debentures	$652,521	$32,621	$2,131	$683,011
Mortgage-backed securities	6,309,061	89,150	21,274	6,376,937
Asset-backed and corporate debt securities	510,358	3,437	626	513,169
States and political subdivisions	705,367	32,010	288	737,089
Other	938,698	32,971	958	970,711

Total securities	$9,116,005	$190,189	$25,277	$9,280,917

June 30, 2004
U.S. Treasury and Federal agency debentures	$549,272	$28,668	$3,381	$574,559
Mortgage-backed securities	3,812,290	52,121	62,574	3,801,837
Asset-backed and corporate debt securities	691,076	4,187	971	694,292
States and political subdivisions	660,811	34,342	447	694,706
Other	734,182	17,825	659	751,348

Total securities	$6,447,631	$137,143	$68,032	$6,516,742

The other category includes the Corporation’s internally-managed equity portfolio of bank and thrift common stock investments (bank stock fund). The bank stock fund had an amortized cost and fair value of $247 million and $261 million, respectively, at June 30, 2005, compared to an amortized cost and fair value of $208 million and $236 million, respectively, at December 31, 2004, and an amortized cost and fair value of $157 million and $169 million, respectively, at June 30, 2004. At June 30, 2005, Federal Reserve Bank and Federal Home Loan Bank stock was reclassified from the securities portfolio to other investments. Prior to June 30, 2005, this stock was classified as securities and is included in the other category in the above table.
The following table presents the age of gross unrealized losses and associated fair value by investment category.

	June 30, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and Federal agency debentures	$266,184	$2,544	$13,917	$90	$280,101	$2,634
Mortgage-backed securities	1,571,488	8,764	722,609	11,516	2,294,097	20,280
Asset-backed securities	105,055	281	49,637	175	154,692	456
States and political subdivisions	74,675	458	193	2	74,868	460
Other	47,291	2,951	29,579	925	76,870	3,876

Total	$2,064,693	$14,998	$815,935	$12,708	$2,880,628	$27,706

Management does not believe any individual unrealized loss as of June 30, 2005, represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 4% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.
At June 30, 2005, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $6.6 billion.

At June 30, 2005, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.
For the six months ended June 30, 2005 and 2004, gross securities gains of $21 million and $5 million, respectively, were recognized. For the six months ended June 30, 2005, gross securities losses of $2 million were recognized. There were no securities losses for the six months ended June 30, 2004.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2005	2004	2005	2004

Direct Investments:
Carrying value at beginning of period	$313,139	$288,454	$323,028	$300,077
Investments — new fundings	14,367	51,617	21,975	63,262
Returns of capital and write-offs	(22,215)	(18,405)	(43,178)	(41,071)
Fair value adjustments	(2,861)	1,243	605	641

Carrying value at end of period	$302,430	$322,909	$302,430	$322,909

Indirect Investments:
Carrying value at beginning of period	$350,600	$296,463	$342,517	$294,939
Investments — new fundings	21,973	30,814	38,918	40,852
Returns of capital and write-offs	(28,782)	(11,281)	(37,168)	(19,676)
Fair value adjustments	(1,341)	(2,339)	(1,817)	(2,458)

Carrying value at end of period	$342,450	$313,657	$342,450	$313,657

Total Principal Investments:
Carrying value at beginning of period	$663,739	$584,917	$665,545	$595,016
Investments — new fundings	36,340	82,431	60,893	104,114
Returns of capital and write-offs	(50,997)	(29,686)	(80,346)	(60,747)
Fair value adjustments	(4,202)	(1,096)	(1,212)	(1,817)

Carrying value at end of period	$644,880	$636,566	$644,880	$636,566

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2005	2004	2005	2004

Principal investment revenue (a)	$5,514	$7,699	$12,923	$18,032

Net principal investment gains (b)	9,107	17,496	19,430	40,402

(a)	Consists primarily of interest, dividends, and fee income

(b)	Consists primarily of fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs
Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 19.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying value of goodwill at June 30, 2005, December 31, 2004, and June 30, 2004 was $3.3 billion, and $3.3 billion, and $1.4 billion, respectively. A rollforward of goodwill by line of business as of June 30, 2005 follows:

		Goodwill
	January 1	Acquired/	Impairment	June 30
(In Thousands)	2005	Adjustments	Losses	2005

Consumer and Small Business Financial Services	$1,027,598	$2,074	$—	$1,029,672
Wholesale Banking	1,633,441	11,899	—	1,645,340
National City Mortgage	62,432	18	—	62,450
National Consumer Finance	348,019	495	—	348,514
Asset Management	230,923	360	—	231,283
Parent and Other	—	—	—	—

Total	$3,302,413	$14,846	$—	$3,317,259

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

	June 30	December 31	June 30
(In Thousands)	2005	2004	2004

Core deposit intangibles
Gross carrying amount	$279,507	$279,413	$109,441
Less: accumulated amortization	128,905	109,167	85,451

Net carrying amount	150,602	170,246	23,990

Credit card intangibles
Gross carrying amount	17,323	17,323	17,323
Less: accumulated amortization	15,613	15,392	14,882

Net carrying amount	1,710	1,931	2,441

Merchant portfolios
Gross carrying amount	—	—	73,499
Less: accumulated amortization	—	—	35,248

Net carrying amount	—	—	38,251

Operating lease
Gross carrying amount	47,205	47,205	—
Less: accumulated amortization	34,932	20,298	—

Net carrying amount	12,273	26,907	—

Other intangibles
Gross carrying amount	47,858	21,644	4,498
Less: accumulated amortization	17,647	7,267	772

Net carrying amount	30,211	14,377	3,726

Total finite-lived intangibles
Gross carrying amount	391,893	365,585	204,761
Less: accumulated amortization	197,097	152,124	136,353

Net carrying amount	$194,796	$213,461	$68,408

Amortization expense on finite-lived intangible assets totaled $22 million and $7 million for the three months ended June 30, 2005 and 2004, respectively. Amortization expense on finite-lived intangible assets totaled $45 million and $13 million for the six months ended June 30, 2005 and 2004, respectively. Amortization expense on finite-lived intangible assets is expected to total $44 million, $36 million, $23 million, $19 million, and $15 million for fiscal years 2006, 2007, 2008, 2009, and 2010, respectively.

11. SERVICING ASSETS
Mortgage Servicing Rights (MSRs): The Corporation recognizes MSRs on conforming and nonconforming residential real estate loans sold servicing retained by the National City Mortgage (NCM) and First Franklin business units, respectively. First Franklin began selling certain nonconforming residential real estate loans with servicing retained during the fourth quarter of 2004. MSRs retained from First Franklin sales are transferred to the National City Home Loan Services (NCHLS) business unit subsequent to sale. Changes in the carrying value of MSRs and the associated valuation allowance follow:

	Three Months Ended June 30
		2005		2004
	NCM	NCHLS		NCM
(In Thousands)	MSRs	MSRs	Total	MSRs

Mortgage servicing rights
Balance at beginning of period	$1,817,585	$25,126	$1,842,711	$1,320,235
Additions	112,311	17,495	129,806	219,293
Amortization	(126,668)	(2,230)	(128,898)	(140,133)
SFAS 133 hedge basis adjustments	(350,665)	—	(350,665)	607,524
Sales	(814)	—	(814)	(2,431)

Carrying value before valuation allowance at end of period	1,451,749	40,391	1,492,140	2,004,488

Valuation allowance
Balance at beginning of period	(55,368)	—	(55,368)	(120,317)
Impairment recoveries (charges)	18,902	(1,230)	17,672	41,880

Balance at end of period	(36,466)	(1,230)	(37,696)	(78,437)

Net carrying value of MSRs at end of period	$1,415,283	$39,161	$1,454,444	$1,926,051

Fair value of MSRs at end of period	$1,450,645	$39,161	$1,489,806	$1,955,110

Unpaid principal balance of loans serviced for others (in millions)	$156,938	$5,804	$162,742	$146,958

	Six Months Ended June 30
		2005		2004
	NCM	NCHLS		NCM
(In Thousands)	MSRs	MSRs	Total	MSRs

Mortgage servicing rights
Balance at beginning of period	$1,596,908	$15,188	$1,612,096	$1,300,612
Additions	254,482	28,047	282,529	359,432
Amortization	(237,383)	(2,844)	(240,227)	(240,030)
SFAS 133 hedge basis adjustments	(160,915)	—	(160,915)	589,390
Sales	(1,343)	—	(1,343)	(4,916)

Carrying value before valuation allowance at end of period	1,451,749	40,391	1,492,140	2,004,488

Valuation allowance
Balance at beginning of period	(107,230)	—	(107,230)	(2,195)
Impairment recoveries (charges)	70,764	(1,230)	69,534	(76,242)

Balance at end of period	(36,466)	(1,230)	(37,696)	(78,437)

Net carrying value of MSRs at end of period	$1,415,283	$39,161	$1,454,444	$1,926,051

Fair value of MSRs at end of period	$1,450,645	$39,161	$1,489,806	$1,955,110

MSRs are periodically evaluated for impairment, and a valuation allowance is established through a charge to income when the carrying value of the MSR, including hedge accounting adjustments (if applicable), exceeds the fair value and is determined to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary write-downs recognized during the first six months of 2005 and 2004.
The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the valuation. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City’s actual prepayment experience. At June 30, 2005, the fair value of MSRs exceeded the carrying value reported in the consolidated balance sheet by $35 million. This difference represents increases in the fair value of certain MSRs accounted for under SFAS 140 that were not permitted to be recorded above their cost basis, net of accumulated amortization and SFAS 133 adjustments.
The key economic assumptions used to estimate the value of the MSRs at June 30, 2005, December 31, 2004, and June 30, 2004 are presented in the table that follows. A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of June 30, 2005 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	June 30, 2005		December 31, 2004		June 30, 2004
	NCM	NCHLS	NCM	NCHLS	NCM
(Dollars in Millions)	MSRs	MSRs	MSRs	MSRs	MSRs

Fair value	$1,450.6	$39.2	$1,501.9	$15.3	$1,955.1
Weighted-average life (in years)	3.3	2.4	3.9	2.5	5.3
Weighted-average constant prepayment rate (CPR)	25.87%	34.83%	23.07%	33.59%	16.40%
Weighted-average discount rate	9.50	12.75	9.52	12.75	9.81
Prepayment rate:
Decline in fair value from 10% adverse change	$99.9	$2.3
Decline in fair value from 20% adverse change	188.7	4.5
Discount rate:
Decline in fair value from 10% adverse change	36.2	.8
Decline in fair value from 20% adverse change	70.5	1.5

The key economic assumptions used in determining the fair value of MSRs capitalized during the three- and six-month periods ended June 30, were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2005		2004	2005		2004
	NCM	NCHLS	NCM	NCM	NCHLS	NCM
	MSRs	MSRs	MSRs	MSRs	MSRs	MSRs

Weighted-average life (in years)	3.8	2.5	5.8	4.0	2.5	4.7
Weighted-average CPR	24.08%	34.16%	16.15%	23.35%	34.09%	20.43%
Weighted-average discount rate	9.79	12.75	9.79	9.87	12.75	9.67

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

Other Servicing Rights: The Corporation also recognizes servicing assets on commercial real estate loans sold servicing retained through its Red Mortgage Capital and Capstone Realty business units. These businesses and their commercial real estate servicing rights were acquired with Provident in July 2004. Commercial real estate servicing assets are recorded in other assets on the consolidated balance sheet. Changes in the carrying value of the commercial real estate servicing assets and the associated valuation allowance follow:

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2005	June 30, 2005

Commercial real estate servicing assets
Balance at beginning of period	$132,389	$125,778
Additions	4,316	14,950
Amortization	(4,054)	(7,884)
Sales	(123)	(316)

Carrying value before valuation allowance at end of period	132,528	132,528

Valuation allowance
Balance at beginning of period	(852)	(1,032)
Impairment recoveries	2	182

Balance at end of period	(850)	(850)

Net carrying value of servicing assets at end of period	$131,678	$131,678

Unpaid principal balance of loans serviced for others (in millions)	$13,304

12. BORROWED FUNDS
Detail of borrowed funds follows:

	June 30	December 31	June 30
(In Thousands)	2005	2004	2004

U.S. Treasury notes	$600,214	$1,024,477	$2,985,841
Commercial paper	662,043	415,490	612,071
Senior bank notes	20,000	195,000	100,000
Other	256,383	400,933	205,300

Total borrowed funds	$1,538,640	$2,035,900	$3,903,212

Weighted-average rate	2.99%	1.93%	.84%

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At June 30, 2005, December 31, 2004 and June 30, 2004, all U.S. Treasury notes were callable on demand by the U.S. Treasury.
Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation, and is due in six months or less.
The senior bank notes are issued by National City’s bank subsidiaries and have maturities of four months or less.
The other category at June 30, 2005, December 31, 2004, and June 30, 2004 included liabilities totaling $184 million, $233 million, and $171 million, respectively, related to mortgage loans available for repurchase under GNMA optional repurchase programs. See further discussion in Note 1.

13. LONG-TERM DEBT
The composition of long-term debt follows. This note excludes the discussion and amounts associated with the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 14 for further discussion on these obligations.

	June 30	December 31	June 30
(In Thousands)	2005	2004	2004

3.20% fixed-rate senior notes due 2008	$291,814	$292,800	$288,597
3.125% fixed-rate senior notes due 2009	192,362	192,335	187,855
4.90% fixed-rate senior notes due 2015	405,952	—	—
3.584% variable-rate senior notes due 2010	299,863	—	—
8.375% fixed-rate senior notes due 2032	75,604	74,312	—
7.75% fixed-rate subordinated notes due 2004	—	—	199,979
7.20% fixed-rate subordinated notes due 2005	—	251,559	253,899
5.75% fixed-rate subordinated notes due 2009	314,794	318,533	315,521
6.875% fixed-rate subordinated notes due 2019	822,022	783,528	743,956
Other	—	880	880

Total holding company	2,402,411	1,913,947	1,990,687
Senior Bank Notes	23,602,424	18,549,507	12,359,723
7.25% fixed-rate subordinated notes due 2010	253,833	256,219	252,578
6.30% fixed-rate subordinated notes due 2011	219,576	220,220	215,603
7.25% fixed-rate subordinated notes due 2011	198,757	198,658	198,559
6.25% fixed-rate subordinated notes due 2011	326,715	327,249	319,918
6.20% fixed-rate subordinated notes due 2011	533,563	530,820	515,438
4.63% fixed-rate subordinated notes due 2013	299,359	299,318	299,277
4.25% fixed-rate subordinated notes due 2018	237,498	224,424	210,938
Federal Home Loan Bank advances	4,783,044	4,904,387	3,880,461
Secured debt financings	177,794	666,614	—
Other	32,751	—	—

Total bank subsidiaries	30,665,314	26,177,416	18,252,495

Total long-term debt	$33,067,725	$28,091,363	$20,243,182

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
A summary of par values and weighted-average rates of long-term debt as of June 30, 2005 follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk, amortization of discounts, and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-Average	Weighted-Average
(Dollars in Thousands)	Par Value	Contractual Rate	Effective Rate

Senior bank notes	$23,605,636	3.34%	3.25%
Subordinated notes	2,975,000	6.15	4.04
Senior notes	1,275,000	4.12	3.65
FHLB advances	4,728,252	3.58	3.21
Secured debt financings	173,983	7.11	5.42
Other	32,751	4.87	4.87

Total long-term debt	$32,790,622	3.68%	3.34%

For the first six months of 2005, senior bank notes with a par value of $10.2 billion were issued by National City’s bank subsidiaries. At June 30, 2005, senior bank notes totaling $3.3 billion were contractually based on a fixed rate of interest and $20.3 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2005 to 2078.

All subordinated notes of the bank subsidiaries pay interest semi-annually and may not be redeemed prior to maturity. The 8.375% senior note of the holding company was acquired with Provident, pays interest quarterly, and is callable on July 15, 2007. All remaining senior notes and subordinated notes of the holding company pay interest semi-annually and may not be redeemed prior to maturity. During the first six months of 2005, the holding company issued senior notes with a par value of $700 million.
At June 30, 2005, FHLB advances consisted of $858 million of fixed-rate obligations and $3.9 billion of variable-rate obligations. The Corporation’s maximum borrowing limit with the FHLB totaled $7.4 billion at June 30, 2005. The Corporation pledged $24.3 billion in residential real estate loans, $63 million in commercial real estate loans, and $9.3 billion in home equity lines of credit as collateral against FHLB borrowings at June 30, 2005. FHLB advances have maturities ranging from 2005 to 2030.
Secured debt financings were obtained from acquisitions, primarily Provident. At June 30, 2005, secured debt financings relate to fixed obligations of $172 million and $2 million collateralized by automobile and equipment leases, respectively. The automobile lease secured debt financings pay interest monthly, may be redeemed prior to maturity, and were collateralized by $309 million in automobile leases and $75 million in cash at June 30, 2005. The equipment lease secured debt financings outstanding at June 30, 2005 pay interest quarterly, may not be redeemed prior to maturity, and were collateralized by $2 million in equipment leases. Secured debt financings have contractual maturities ranging from 2005 to 2008. During the first six months of 2005, the Corporation called obligations secured by automobile leases totaling $363 million.
14. JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS AND CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION
As of June 30, 2005, National City sponsored seven trusts, First of America Capital Trust I, Fort Wayne Capital Trust I, Allegiant Capital Trust II, Provident Capital Trust I, Provident Capital Trust III, Provident Capital Trust IV, and Banc Services Corp. Statutory Trust I, of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust.
Distributions on the capital securities issued by First of America Capital Trust I, Fort Wayne Capital Trust I, and Provident Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Allegiant Capital Trust II, Provident Capital Trust III, and Provident Capital Trust IV are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Banc Services Corp. Statutory Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 3.45 basis points, with a maximum interest rate of 11.95%. The interest rate associated with the Banc Services Corp. Statutory Trust capital securities was 6.92% at June 30, 2005.
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

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follow. These amounts represent the par value of the obligations owed to the subsidiary trusts, including the Corporation’s ownership interest in the trusts, plus basis adjustments related to hedging the obligations with derivative instruments and fair value adjustments recognized in connection with obligations acquired through acquisition.

	June 30	December 31	June 30
(In Thousands)	2005	2004	2004

8.12% junior subordinated debentures owed to First of America Capital Trust I due January 31, 2027	$154,640	$154,640	$154,640
9.85% junior subordinated debentures owed to Fort Wayne Capital Trust I due April 15, 2027	30,928	30,928	30,928
9.875% junior subordinated debentures owned to Allegiant Capital Trust I redeemed August 2, 2004	—	—	18,067
9.00% junior subordinated debentures owed to Allegiant Capital Trust II due September 30, 2031	43,675	44,626	45,575
8.60% junior subordinated debentures owed to Provident Capital Trust I due December 1, 2026	112,624	115,988	—
10.25% junior subordinated debentures owed to Provident Capital Trust III due December 31, 2030	118,145	120,477	—
9.45% junior subordinated debentures owed to Provident Capital Trust IV due March 30, 2031	130,319	130,251	—
Variable-rate junior subordinated debentures owed to Banc Services Corp. Statutory Trust I due June 26, 2032	7,619	7,719	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$597,950	$604,629	$249,210

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
Regulatory and other capital measures follow:

	June 30		December 31		June 30
	2005		2004		2004
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity/assets	$13,001,754	9.03%	$12,803,529	9.19%	$10,334,984	8.83%
Total common equity/assets	13,001,754	9.03	12,803,529	9.19	10,334,984	8.83
Tangible common equity/tangible assets	9,489,699	6.76	9,287,655	6.84	8,843,040	7.65
Tier 1 capital	10,002,515	7.96	9,815,314	8.25	9,017,904	9.02
Total risk-based capital	14,078,497	11.20	14,023,018	11.79	13,073,114	13.07
Leverage	10,002,515	7.36	9,815,314	7.31	9,017,904	7.90

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

National City Corporation’s Tier 1, total risk-based capital, and leverage ratios for the current period are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at all of National City’s subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was June 15, 2005, each of the Corporation’s subsidiary banks were considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank’s capital category. As of December 31, 2004 and June 30, 2004, each of the subsidiary banks was also categorized as well-capitalized.
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
The Corporation’s subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $32 million at June 30, 2005.
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
Dividends paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations. At June 30, 2005, the subsidiary banks may pay dividends of $1.6 billion, plus an additional amount equal to their net profits for the remainder of 2005, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.
16. STOCKHOLDERS’ EQUITY
A summary of outstanding shares of preferred and common stock follows:

	June 30	December 31	June 30
	2005	2004	2004

Preferred Stock, no par value, $100 liquidation value per share, authorized 5,000,000 shares	70,272	70,272	—
Common Stock, $4 par value, authorized 1,400,000,000 shares	636,715,366	646,749,650	612,880,193

Stock Repurchases: On December 21, 2004, the Corporation’s Board of Directors authorized the repurchase of up to 25 million shares of National City common stock, subject to an aggregate purchase limit of $1.1 billion. This new authorization was incremental to the previous share repurchase authorization approved by the Board of Directors on February 14, 2004. Repurchases under the February 14, 2004 authorization were completed during the first quarter of 2005. Shares repurchased under these programs are held for reissue in connection with stock compensation plans and for general corporate purposes. During the first six months of 2005 and 2004, the Corporation repurchased 18.6 million and 11.2 million shares of its common stock, respectively. As of June 30, 2005, 18.5 million shares remain authorized for repurchase.
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
Preferred Securities of Subsidiaries: As part of the acquisition of Provident, PFGI Capital Corporation (PFGI Capital) became a consolidated subsidiary of the Corporation. PFGI Capital issued 6.6 million equity units (PRIDES) to outside investors for $165 million. Each PRIDES is comprised of two components — a 3-year forward purchase contract and PFGI Capital Series A Preferred Stock. This ownership by outside investors is accounted for as a minority interest in the consolidated financial statements. The purpose of PFGI Capital is to hold and manage commercial mortgage loan assets and other authorized investments acquired from the

Corporation to generate net income for distribution to its stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes.
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
During the first half of 2005, holders of 6.1 million PRIDES exercised their forward purchase contracts. The Corporation issued 6.0 million shares of National City common stock for proceeds of $154 million. During the second quarter of 2005, PFGI Capital repurchased 2.1 million shares of its preferred stock for $57 million.
Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows.

	Six Months Ended
	June 30
(In Thousands)	2005	2004

Accumulated unrealized gains on securities available for sale at January 1, net of tax	$107,193	$132,318
Net unrealized losses for the period, net of tax benefit of $12,893 in 2005 and $45,255 in 2004	(23,945)	(84,044)
Reclassification adjustment for gains included in net income, net of tax expense of $6,689 in 2005 and $1,819 in 2004	(12,422)	(3,378)

Effect on other comprehensive income for the period	(36,367)	(87,422)

Accumulated unrealized gains on securities available for sale at June 30, net of tax	$70,826	$44,896

Accumulated unrealized losses on derivatives used in cash flow hedging relationships at January 1, net of tax	$(6,605)	$(67,631)
Net unrealized gains for the period, net of tax expense of $4,183 in 2005 and $11,436 in 2004	7,769	21,239
Reclassification adjustment for losses included in net income, net of tax benefit of $3,657 in 2005 and $23,172 in 2004	6,792	43,035

Effect on other comprehensive income for the period	14,561	64,274

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at June 30, net of tax	$7,956	$(3,357)

Accumulated other comprehensive income at January 1, net of tax	$100,588	$64,687
Other comprehensive loss, net of tax	(21,806)	(23,148)

Accumulated other comprehensive income at June 30, net of tax	$78,782	$41,539

17. NET INCOME PER COMMON SHARE
Basic and diluted net income per common share calculations follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in Thousands, Except Per Share Amounts)	2005	2004	2005	2004

Basic
Net income	$625,127	$519,046	$1,109,269	$1,229,414
Less preferred dividends	393	—	786	—

Net income applicable to common stock	624,734	$519,046	1,108,483	$1,229,414

Average common shares outstanding	636,882,733	619,097,523	639,926,863	612,507,157

Net income per common share — basic	$.98	$.84	$1.73	$2.01

Diluted
Net income	$625,127	$519,046	$1,109,269	$1,229,414

Average common shares outstanding	636,882,733	619,097,523	639,926,863	612,507,157
Stock awards	5,811,040	6,378,834	6,518,565	6,529,339
Convertible preferred stock	1,121,541	—	1,121,541	—
Forward contracts	318,691	—	720,702	—

Average common shares outstanding — diluted	644,134,005	625,476,357	648,287,671	619,036,496

Net income per common share — diluted	$.97	$.83	$1.71	$1.99

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.
Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock, commitments to issue additional shares pursuant to forward contracts, and certain unvested restricted stock and unexercised stock option awards. During 2004, the Corporation issued convertible preferred stock and assumed an obligation to issue additional shares under forward contracts in connection with the acquisition of Provident (see discussion of forward contracts in Note 16). For the three- and six-month periods ended June 30, 2005, options to purchase 13,512,068 and 9,300,941 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Comparably, for the three- and six-month periods ended June 30, 2004, options to purchase 1,717,786 and 3,367,677 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share. Diluted net income is not adjusted for preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period.
18. INCOME TAX EXPENSE
The composition of income tax expense follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2005	2004	2005	2004

Applicable to income exclusive of securities gains	$309,659	$269,929	$554,898	$626,990
Applicable to securities gains	1,701	1,762	6,689	1,810

Income tax expense	$311,360	$271,691	$561,587	$628,800

The effective tax rate for the three- and six-month periods ended June 30, 2005 was 33.2% and 33.6%, respectively. The effective tax rate for the three- and six-month periods ended June 30, 2004 was 34.4% and 33.8%, respectively.

19. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS
Commitments: A summary of the contractual amount of significant commitments follows:

	June 30	December 31	June 30
(In Thousands)	2005	2004	2004

Commitments to extend credit:
Commercial	$21,154,167	$19,891,479	$15,418,477
Residential real estate	15,232,472	14,126,791	15,995,940
Revolving home equity and credit card lines	33,127,203	32,095,788	25,518,133
Other	391,030	416,751	397,362
Standby letters of credit	4,614,115	4,227,310	3,760,763
Commercial letters of credit	357,195	260,081	328,806
Net commitments to sell mortgage loans and mortgage-backed securities	8,631,795	6,314,013	9,733,997
Net commitments to sell commercial real estate loans	215,042	241,737	—
Commitments to fund principal investments	296,915	263,878	255,676
Commitments to fund civic and community investments	344,449	313,257	206,270

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for residential mortgage and commercial real estate loans to be sold into the secondary market are considered derivative instruments in accordance with SFAS 133. The changes in the fair value of these commitments due to changes in interest rates are recorded on the balance sheet as either derivative assets or derivative liabilities. The commitments related to residential mortgage loans and commercial real estate loans are included in residential real estate and commercial loans, respectively, in the above table. Further discussion on derivative instruments is included in Notes 1 and 22.
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

Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $16.9 billion and $34.9 billion for the second quarter and the first six months of 2005, respectively, and were $22.1 billion and $42.2 billion for the same 2004 periods, respectively. Total loans repurchased or indemnified during the second quarter and first half of 2005 were $85 million and $196 million, respectively, and total loans repurchased or indemnified for the same 2004 period were $117 million and $162 million, respectively. Loans indemnified that remained outstanding as of June 30, 2005, December 31, 2004, and June 30, 2004 totaled $316 million, $228 million, and $233 million, respectively. In addition, total loans sold of $167 million, $292 million, and $524 million remained uninsured as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans at June 30, 2005 will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $26 million and $42 million for the second quarter and the first six months of 2005, respectively. Losses charged against the liability for the second quarter and first six months of 2004 were $31 million and $58 million, respectively. At June 30, 2005, December 31, 2004, and June 30, 2004, the liability for estimated losses on repurchase and indemnification was $223 million, $209 million, and $190 million, respectively, and was included in other liabilities on the balance sheet.
In connection with the acquisition of Provident in July 2004, the Corporation assumed a guarantee made to Fannie Mae on behalf of its acquired subsidiary Red Mortgage Capital, an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. As of June 30, 2005, Red Mortgage Capital serviced loans with outstanding principal balances aggregating $4.6 billion under the DUS program. The guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $9 million and $10 million at June 30, 2005 and December 31, 2004, respectively.
The guarantee liability for standby letters of credit was $60 million, $59 million, and $54 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. This liability was recorded in other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.
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
Under the terms of the National Processing sale agreement, the Corporation retained the contractual obligation to process card transactions for United Airlines, Inc., which is currently operating under Chapter 11 protection. The Corporation was paid $36 million to retain this obligation. Pursuant to FASB Interpretation 45, regarding accounting for guarantees, this amount is deemed to be the fair value of this obligation and is included in accrued expenses and other liabilities. In the event of liquidation of United Airlines, the Corporation could become financially responsible for refunding tickets purchased through VISA® and MasterCard® under the chargeback rules of those associations. At June 30, 2005, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract, was approximately $947 million. Based upon available information, this amount represents management’s best estimate of its maximum potential chargeback exposure related to United Airlines, Inc. As of June 30, 2005, the Corporation held no significant collateral under this contract. In April 2005, the bankruptcy court entered an order approving and authorizing United Airlines, Inc. to enter into a Stipulation and Agreed Order, which among other things, establishes a contract termination date of January 16, 2006.
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
National City and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These legal proceedings include claims brought against the Corporation and its subsidiaries where National City acted as depository bank, lender, underwriter, fiduciary, financial advisor, broker or other business activities. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the loss can be reasonably estimated.
A claim has been asserted against a subsidiary of the Corporation concerning management of investments held in a trust. The complaint alleges failure to adequately and timely diversify investments held in this trust, which resulted in investment losses. The plaintiffs are seeking damages of as much as $100 million. The court has denied the Corporation’s request to dismiss this claim. Discovery and development of expert testimony has been completed. The Corporation’s motion for summary judgment is pending. If the Corporation’s motion for summary judgment is not granted, the case is set for trial on September 26, 2005. Management believes that this claim does not have merit and that the risk of material loss is unlikely.
An antitrust class action lawsuit has been filed against Visa®, MasterCard®, and several major financial institutions, including the Corporation and its subsidiary, National City Bank of Kentucky. The plaintiffs, merchants operating commercial businesses throughout the U.S., claim that the interchange fees charged by card issuing banks are unreasonable and seek injunctive relief and unspecified damages. Given the preliminary stage of this suit, it is not possible for management to assess the probability of a material adverse outcome or the range of possible damages, if any.
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
On January 1, 2003, the Corporation prospectively adopted the fair value method of accounting for stock options under SFAS 123. Further discussion of the impact of this change is included in Note 1. During the second quarter and first half of 2005, compensation expense recognized related to stock options totaled $5 million and $11 million, respectively, consistent with compensation expense recognized for the same comparable periods in 2004.
Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation recognizes compensation expense over the restricted period. The weighted-average grant-date fair value of restricted share awards granted during the second quarter and first six months of 2005 were $35.57 and $36.19, respectively, and $34.88 and $34.02, respectively, for the second quarter and first six months of 2004. Compensation expense recognized for restricted share plans during the second quarter and first half of 2005 totaled $9 million and $19 million, respectively, and $7 million and $13 million, respectively, for the second quarter and first half of 2004.
Option and Restricted Stock Award Activity: Stock option and restricted stock award activity follows:

			Weighted-
			Average
			Exercise
	Shares Outstanding		Price Per
	Awards	Options	Share

January 1, 2004	3,781,641	50,851,242	$28.52
Acquisition	—	456,754	17.32
Cancelled	(113,494)	(216,097)	30.01
Exercised	(594,516)	(5,172,041)	23.84
Granted	480,823	1,140,731	34.79

June 30, 2004	3,554,454	47,060,589	$29.07

January 1, 2005	4,838,125	54,700,740	$29.83
Cancelled	(131,229)	(363,537)	30.65
Exercised	(331,209)	(3,376,827)	23.70
Granted	442,342	553,865	35.43

June 30, 2005	4,818,029	51,514,241	$30.29

Cancelled activity includes both forfeited and expired awards and options.
Information about stock options outstanding at June 30, 2005, follows:

			Weighted-
			Average
		Weighted-	Remaining		Weighted-
		Average	Contractual		Average
Range of		Exercise	Life		Exercise
Exercise Prices	Outstanding	Price	(in years)	Exercisable	Price

$5.46-$12.99	24,555	$9.84	.7	24,555	$9.84
13.00-19.99	4,663,665	18.16	4.6	4,663,665	18.16
20.00-26.99	3,551,385	24.48	5.1	3,551,385	24.48
27.00-33.99	33,420,282	30.83	5.3	29,647,363	30.46
34.00-40.99	9,487,840	36.04	6.7	3,784,690	36.41
41.00-47.99	366,514	43.51	2.6	366,514	43.51

Total	51,514,241	$30.29	5.5	42,038,172	$29.23

At June 30, 2005 and 2004, options for 42,038,172 and 36,486,174 shares of common stock, respectively, were exercisable. As of June 30, 2005, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 27 million and 11 million shares, respectively.
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

Using an actuarial measurement date of October 31, 2004 and 2003, components of net periodic cost for the three-and six-month periods ended June 30 follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2005	2004	2005	2004

Pension Benefits
Service cost	$14,735	$13,847	$29,770	$27,694
Interest cost	21,293	20,681	42,586	41,363
Expected return on plan assets	(34,498)	(31,825)	(68,996)	(63,650)
Amortization of prior service cost	(1,189)	(1,189)	(2,378)	(2,378)
Recognized net actuarial loss	375	743	750	1,486

Net periodic cost	$716	$2,257	$1,732	$4,515

Other Postretirement Benefits
Service cost	$846	$833	$1,692	$1,665
Interest cost	2,233	2,354	4,466	4,709
Amortization of prior service cost	24	24	48	48
Transition obligation	350	350	701	701
Recognized net actuarial loss	245	498	489	996

Net periodic cost	$3,698	$4,059	$7,396	$8,119

Actuarial assumptions used to calculate the net periodic pension and the postretirement benefits and costs were as follows:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Weighted-Average Assumptions
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	2.75-7.50	2.75-7.50	2.75-7.50	2.75-7.50
Expected long-term return on plan assets	8.5	8.5	—	—

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor postretirement benefit plans that provide prescription drug coverage. In May 2004, FASB Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act), was issued which provides guidance on accounting for the federal subsidy. The provisions of FASB Staff Position 106-2 became effective for the Corporation as of July 1, 2004 and were applied prospectively. On January 21, 2005, the Centers for Medicare and Medicaid Services released the final regulations implementing the Act. The Corporation anticipates its benefit costs will be somewhat lower than would otherwise be the case as a result of the new Medicare provisions.
The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At June 30, 2005, December 31, 2004, and June 30, 2004, obligations of $92 million, $90 million, and $86 million, respectively, were included in accrued expenses and other liabilities for these plans. Expenses related to these plans totaled $4 million and $8 million for the second quarter and first six months of 2005, respectively, and $4 million and $7 million for the second quarter and first six months of 2004, respectively.
Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2005 and 2004, the Corporation provided up to a 6.9% matching contribution. Matching contributions totaled $20 million and $45 million for the second quarter and first six months of 2005, respectively, and $17 million and $39 million for the second quarter and first six months of 2004, respectively.
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
Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At June 30, 2005, these collateral agreements covered 99.9% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At June 30, 2005, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $347 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $14 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer.
Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage banking loan commitment is based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The change in fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices. The probability that the loan will be funded is derived from the Corporation’s own historical empirical data. The change in value of the underlying mortgage loan is measured from the commitment date. At the time of issuance, the estimated fair value of the commitment is zero. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on June 30, 2005, December 31, 2004, and June 30, 2004.
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
For the three- and six-month periods ended June 30, 2005, the Corporation recognized total net ineffective fair value hedge gains of $95 million and $54 million, respectively. For the same periods in 2004, the Corporation recognized total net ineffective fair value hedge losses of $57 million and $80 million, respectively. Detail of net ineffective hedge gains and losses by hedge strategy are presented in the tables on pages 45-46. Net ineffective hedge gains and losses for mortgage servicing rights and mortgage loans held for sale are included in mortgage banking revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial loans and fixed-rate funding products are included in other noninterest income on the income statement. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness during the first six months of 2005 and 2004.
Cash Flow Hedges: The Corporation hedges cash flow variability related to variable-rate funding products, specifically FHLB advances, senior bank notes, and Federal funds borrowed, through the use of pay-fixed interest rate swaps and interest rate caps. The Corporation also uses forward starting pay-fixed interest rate swaps and caps to hedge forecasted cash flows associated with debt instruments anticipated to be issued in the future.
For the three- and six-month periods ended June 30, 2005, the Corporation recognized net ineffective cash flow hedge losses of $62 thousand and $184 thousand, respectively. For the same periods in 2004, the Corporation recognized net ineffective cash flow hedge gains of $93 thousand and $166 thousand, respectively. These gains (losses) are included in other noninterest income on the income statement. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness during the first six months of 2005 and 2004.
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At June 30, 2005, December 31, 2004, and June 30, 2004, accumulated other comprehensive income included a deferred after-tax net gain (loss) of $8 million, $(7) million and $(3) million, respectively, related to derivatives used to hedge funding cash flows. See Note 16 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative gain included in accumulated other comprehensive income at June 30, 2005 was projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through June 2009, with $11 million of after-tax net gain expected to be recognized in interest expense within the next year. During the three- and six-month periods ended June 30, 2005, pretax losses of $9 million and $22 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. For the same 2004 periods, pretax losses of $33 million and $63 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. For the three- and six-month periods ended June 30, 2005, a pretax gain of $8 million was reclassified from other comprehensive income to noninterest expense as a component of the net gain on the extinguishment of certain variable-rate secured debt financings collateralized by automobile leases. During the first six months of 2004, a pretax loss of $4 million was reclassified from other comprehensive income to noninterest income due to cash flow hedges that were discontinued because the forecasted debt issuances originally contemplated were not probable of occurring.

Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at June 30, 2005, December 31, 2004, and June 30, 2004 follows:

	June 30, 2005			Net Ineffective		December 31, 2004

		Derivative		Hedge Gains (Losses)			Derivative

				Three	Six
(In Millions)	Notional			Months Ended	Months Ended	Notional
	Amount	Asset	Liability	June 30, 2005	June 30, 2005	Amount	Asset	Liability

Fair Value Hedges
Loans
Receive-fixed interest rate swaps	$68	$2.3	$.3			$68	$2.1	$.1
Receive-fixed interest rate swaptions sold	25	—	—			25	—	—
Pay-fixed interest rate swaps	3,565	15.9	80.1			3,492	13.3	104.2
Pay-fixed interest rate swaptions sold	75	—	3.4			175	—	3.5
Interest rate caps sold	360	—	.1			640	—	.3
Interest rate floors sold	260	—	1.4			260	—	3.2
Interest rate futures purchased	3,466	—	—			2,070	—	—
Interest rate futures sold	3,998	—	—			3,306	—	—

Total	11,817	18.2	85.3	$5.5	$12.0	10,036	15.4	111.3

Mortgage loans held for sale
Forward commitments to sell mortgage loans and mortgage-backed securities	3,066	1.7	3.6			6,565	7.5	—
Receive-fixed interest rate swaps	1,145	52.4	5.6			410	16.6	1.6
Pay-fixed interest rate swaps	—	—	—			550	—	28.2
Pay-fixed interest rate swaptions purchased	—	—	—			500	2.2	—
Pay-fixed interest rate swaptions sold	—	—	—			250	—	4.6
Interest rate caps purchased	2,750	2.7	—			5,000	19.5	—
Interest rate futures purchased	—	—	—			1,335	—	—

Total	6,961	56.8	9.2	(.2)	4.0	14,610	45.8	34.4

Mortgage servicing rights
Forward commitments to purchase mortgage loans and mortgage-backed securities	6,815	18.2	.7			8,157	—	18.7
Receive-fixed interest rate swaps	12,080	263.5	63.6			7,755	187.0	77.0
Receive-fixed interest rate swaptions purchased	—	—	—			1,492	14.5	—
Receive-fixed interest rate swaptions sold	500	—	.1			497	—	2.3
Pay-fixed interest rate swaps	—	—	—			200	—	23.3
Pay-fixed interest rate swaptions purchased	18,800	22.6	—			6,150	20.0	—
Pay-fixed interest rate swaptions sold	3,100	—	94.1			635	—	8.5
Principal-only interest rate swaps	845	.2	7.2			903	—	15.3
Interest rate caps purchased	26,900	23.2	—			28,900	30.7	—
Interest rate caps sold	3,000	—	.1			2,984	—	1.9
Interest rate floors purchased	1,500	—	—			1,492	1.4	—
Interest rate futures purchased	1,331	—	—			—	—	—

Total	74,871	327.7	165.8	88.2	37.3	59,165	253.6	147.0

Funding
Receive-fixed interest rate swaps	7,693	290.6	56.2			6,802	265.6	68.1
Callable receive-fixed interest rate swaps	2,837	8.1	32.8			2,893	11.9	52.4

Total	10,530	298.7	89.0	1.1	.7	9,695	277.5	120.5

Total derivatives used in fair value hedges	104,179	701.4	349.3	94.6	54.0	93,506	592.3	413.2

Cash Flow Hedges
Funding
Receive-fixed interest rate swaps	—	—	—			152	2.6	—
Pay-fixed interest rate swaps	2,100	15.3	1.0			8,102	38.4	17.2
Interest rate caps purchased	4,800	20.3	—			4,860	17.6	—

Total	6,900	35.6	1.0	(.1)	(.2)	13,114	58.6	17.2

Total derivatives used in cash flow hedges	6,900	35.6	1.0	(.1)	(.2)	13,114	58.6	17.2

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$111,079	$737.0	$350.3	$94.5	$53.8	$106,620	$650.9	$430.4

	June 30, 2004			Net Ineffective
		Derivative		Hedge Gains (Losses)

				Three	Six
(In Millions)	Notional			Months Ended	Months Ended
	Amount	Asset	Liability	June 30, 2004	June 30, 2004

Fair Value Hedges
Loans
Receive-fixed interest rate swaps	$60	$1.1	$—
Receive-fixed interest rate swaptions sold	25	—	.1
Pay-fixed interest rate swaps	3,335	25.4	115.9
Callable pay-fixed interest rate swaps	43	—	2.5
Pay-fixed interest rate swaptions sold	175	—	2.2
Interest rate caps sold	715	—	1.0
Interest rate floors sold	360	—	4.0
Interest rate futures purchased	1,789	—	—
Interest rate futures sold	3,303	—	—

Total	9,805	26.5	125.7	$7.4	$14.0

Mortgage loans held for sale
Forward commitments to purchase and sell mortgage loans and mortgage-backed securities	10,059	—	20.4
Receive-fixed interest rate swaps	775	—	15.0
Pay-fixed interest rate swaps	550	—	5.9
Pay-fixed interest rate swaptions purchased	450	—	—
Interest rate caps purchased	9,750	28.0	—

Total	21,584	28.0	41.3	(7.0)	(42.5)

Mortgage servicing assets
Forward commitments to purchase mortgage loans and mortgage-backed securities	5,624	9.6	—
Receive-fixed interest rate swaps	7,628	134.7	196.1
Receive-fixed interest rate swaptions purchased	1,500	10.2	—
Receive-fixed interest rate swaptions sold	500	—	7.4
Pay-fixed interest rate swaptions purchased	4,150	66.2	—
Pay-fixed interest rate swaptions sold	500	—	2.8
Principal-only interest rate swaps	427	2.4	4.0
Interest rate caps purchased	30,898	105.0	—
Interest rate caps sold	2,999	—	10.0
Interest rate floors purchased	1,500	5.4	—
Interest rate futures purchased	700	—	—

Total	56,426	333.5	220.3	(57.8)	(51.6)

Funding
Receive-fixed interest rate swaps	5,085	188.6	85.6
Callable receive-fixed interest rate swaps	358	4.8	11.0

Total	5,443	193.4	96.6	.1	.1

Total derivatives used in fair value hedges	93,258	581.4	483.9	(57.3)	(80.0)

Cash Flow Hedges
Funding
Pay-fixed interest rate swaps	9,210	61.8	17.1
Interest rate caps purchased	4,500	40.3	—

Total	13,710	102.1	17.1	.1	.2

Total derivatives used in cash flow hedges	13,710	102.1	17.1	.1	.2

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$106,968	$683.5	$501.0	$(57.2)	$(79.8)

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

	Net Derivative Asset (Liability)			Net Gains (Losses)
				Three Months Ended		Six Months Ended
	June 30	December 31	June 30	June 30		June 30
(In Millions)	2005	2004	2004	2005	2004	2005	2004

Other derivative instruments
Mortgage-banking-related:
Mortgage servicing right risk management	$(54.2)	$12.7	$(33.0)	$50.2	$(41.0)	$119.1	$365.6
Mortgage loan commitments and mortgage loan risk management	(27.2)	4.5	2.8	43.6	(242.1)	125.9	(122.8)

Total mortgage-banking related	(81.4)	17.2	(30.2)	93.8	(283.1)	245.0	242.8

Customer risk management	19.0	13.7	10.1	4.7	4.5	7.2	6.5
Other	15.2	37.3	6.5	20.4	22.9	24.7	22.2

Total other	34.2	51.0	16.6	25.1	27.4	31.9	28.7

Total other derivative instruments	$(47.2)	$68.2	$(13.6)	$118.9	$(255.7)	$276.9	$271.5

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
National City Mortgage (NCM) primarily originates conventional residential mortgage and home equity loans both within National City’s banking footprint and nationally. NCM’s activities also include servicing mortgage loans for third-party investors. Mortgage loans originated by NCM generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During the first six months of 2005, approximately 46% of NCM mortgage loans were originated through wholesale and correspondent channels, while 54% were originated through retail mortgage branches operated by NCM nationally, or through CSB bank branches within National City’s banking footprint. Significant revenue streams for NCM include net interest income on loans held for sale and fee income related to the origination, sale and servicing of loans. Expenses include personnel costs, branch office costs, third-party outsourcing and loan collection expenses.
National Consumer Finance (NCF) is comprised of four business units involved in the origination and servicing of home equity loans and nonconforming residential mortgage loans. Loans are originated nationally through correspondent relationships and a network of brokers. Nonconforming mortgage loans are originated by First Franklin Financial Corporation (First Franklin), a business unit within NCF, principally through wholesale channels, including a national network of brokers and mortgage bankers. During the first six months of 2005, 36% of First Franklin originated loans were retained in portfolio at NCF’s National City Home Loan Services business unit compared to approximately 29% for the same period in 2004. During the first half of 2005, 49% of the remaining loans sold were sold with servicing retained versus all loans sold servicing released in the first half of 2004. First Franklin began selling certain loans with servicing retained in November 2004. The percentage of loans sold versus retained in any given period will vary depending on product mix and market conditions. Nonconforming mortgages are generally not readily saleable to primary mortgage market aggregators due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The National Home Equity business unit within NCF originates and holds in portfolio prime-quality home equity loans outside National City’s banking footprint. The National City Warehouse Resources business unit within NCF provides emerging mortgage bankers across the country with lines of credit for loan funding purposes. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination and sale of loans. Expenses include personnel costs, branch office costs, and loan collection expenses.
The Asset Management business includes both institutional asset and personal wealth management. Institutional asset management services are provided by two business units — Allegiant Asset Management Group and Allegiant Asset Management Company. These business units provide investment management, custody, retirement planning services, and other corporate trust services to institutional clients, and act as the investment advisor for the Allegiant® mutual funds (formerly the Armada® mutual funds). The clients served include publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City’s banking footprint and generally complementing its corporate banking relationships. Personal wealth management services are provided by two business units — Private Client Group and Sterling. Products and services include private banking services and tailored credit solutions, customized investment management services, brokerage, estate and tax planning, as well as trust management and administration for affluent individuals and families. Sterling offers financial management services and alternative investments for high net worth clients.
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
Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business follows:

	Consumer and
	Small Business			National
	Financial	Wholesale	National City	Consumer	Asset	National	Parent and	Consolidated
(In Thousands)	Services	Banking	Mortgage	Finance	Management	Processing	Other	Total

Quarter ended June 30, 2005
Net interest income (expense)(a)	$532,647	$360,928	$95,340	$305,110	$30,282	$—	$(127,548)	$1,196,759
Provision (benefit) for credit losses	65,939	(14,846)	387	(5,729)	1,196	—	(21,120)	25,827

Net interest income (expense) after provision	466,708	375,774	94,953	310,839	29,086	—	(106,428)	1,170,932
Noninterest income	281,957	148,920	332,031	62,813	94,464	—	35,815	956,000
Noninterest expense	451,205	208,234	183,361	147,237	80,384	—	112,224	1,182,645

Income (loss) before taxes	297,460	316,460	243,623	226,415	43,166	—	(182,837)	944,287
Income tax expense (benefit)(a)	114,779	119,768	92,077	85,585	16,317	—	(109,366)	319,160

Net income (loss)	$182,681	$196,692	$151,546	$140,830	$26,849	$—	$(73,471)	$625,127

Intersegment revenue (expense)	$(833)	$7,981	$13,530	$(9,323)	$1,972	$—	$(13,327)	$—
Average assets (in millions)	32,017	43,310	14,015	36,098	$3,416	—	10,658	139,514

Quarter ended June 30, 2004
Net interest income (expense)(a)	$498,505	$277,419	$160,834	$278,732	$26,317	$986	$(176,013)	$1,066,780
Provision (benefit) for credit losses	75,017	(6,445)	2,753	10,406	1,421	—	(22,364)	60,788

Net interest income (expense) after provision	423,488	283,864	158,081	268,326	24,896	986	(153,649)	1,005,992
Noninterest income	213,658	105,431	51,326	157,226	158,391	132,334	47,911	866,277
Noninterest expense	369,617	128,898	182,813	140,179	80,400	109,620	63,610	1,075,137

Income (loss) before taxes	267,529	260,397	26,594	285,373	102,887	23,700	(169,348)	797,132
Income tax expense (benefit) (a)	101,426	96,753	10,093	107,871	38,892	9,314	(86,263)	278,086

Net income (loss)	$166,103	$163,644	$16,501	$177,502	$63,995	$14,386	$(83,085)	$519,046

Intersegment revenue (expense)	$(865)	$5,068	$14,357	$(6,549)	$1,330	$1,191	$(14,532)	$—
Average assets (in millions)	27,328	31,274	17,502	27,162	3,015	705	8,962	115,948

(a)	Includes tax-equivalent adjustment for tax-exempt interest income

	Consumer and
	Small Business			National
	Financial	Wholesale	National City	Consumer	Asset	National	Parent and	Consolidated
(In Thousands)	Services	Banking	Mortgage	Finance	Management	Processing	Other	Total

Six months ended June 30, 2005

Net interest income (expense)(a)	$1,068,949	$708,663	$195,635	$607,738	$60,352	$—	$(266,736)	$2,374,601
Provision (benefit) for credit losses	146,509	(34,481)	30,918	(5,945)	1,756	—	(42,483)	96,274

Net interest income (expense) after provision	922,440	743,144	164,717	613,683	58,596	—	(224,253)	2,278,327
Noninterest income	539,823	278,404	555,299	136,452	178,133	—	57,170	1,745,281
Noninterest expense	903,990	403,942	363,477	281,390	158,541	—	226,649	2,337,989

Income (loss) before taxes	558,273	617,606	356,539	468,745	78,188	—	(393,732)	1,685,619
Income tax expense (benefit)(a)	215,769	233,999	121,646	177,186	29,555	—	(201,805)	576,350

Net income (loss)	$342,504	$383,607	$234,893	$291,559	$48,633	$—	$(191,927)	$1,109,269

Intersegment revenue (expense)	$(1,669)	$13,634	$28,652	$(17,814)	$3,218	$—	$(26,021)	$—
Average assets (in millions)	32,205	42,456	14,606	35,388	3,386	—	10,908	$138,949

Six months ended June 30, 2004
Net interest income (expense)(a)	$991,829	$534,104	$302,578	$536,993	$52,394	$1,881	$(327,842)	$2,091,937
Provision (benefit) for credit losses	150,340	4,153	7,251	21,467	1,649	—	(41,565)	143,295

Net interest income (expense) after provision	841,489	529,951	295,327	515,526	50,745	1,881	(286,277)	1,948,642
Noninterest income	393,149	206,630	511,294	292,777	249,021	254,325	76,778	1,983,974
Noninterest expense	721,537	255,310	338,964	259,606	156,044	212,934	117,082	2,061,477

Income (loss) before taxes	513,101	481,271	467,657	548,697	143,722	43,272	(326,581)	1,871,139
Income tax expense (benefit) (a)	194,252	178,004	177,684	207,407	54,327	16,922	(186,871)	641,725

Net income (loss)	$318,849	$303,267	$289,973	$341,290	$89,395	$26,350	$(139,710)	$1,229,414

Intersegment revenue (expense)	$(1,741)	$9,024	$26,013	$(12,543)	$2,805	$2,568	$(26,126)	$—
Average assets (in millions)	27,220	30,178	16,948	25,753	2,993	702	8,945	112,739

(a)	Includes tax-equivalent adjustment for tax-exempt interest income

24. FINANCIAL HOLDING COMPANY
Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:
Balance Sheets

	June 30	December 31	June 30
(In Thousands)	2005	2004	2004

Assets
Cash and demand balances due from banks	$883,244	$91,495	$180,790
Loans to and receivables from subsidiaries	753,197	747,581	1,244,748
Securities	466,417	409,503	333,018
Other investments	30,908	77,027	127,919
Investments in:
Subsidiary banks	13,375,521	13,557,393	10,093,241
Nonbank subsidiaries	328,163	369,184	646,124
Goodwill	110,137	109,096	59,989
Derivative assets	153,484	118,857	70,011
Other assets	637,948	704,760	650,806

Total Assets	$16,739,019	$16,184,896	$13,406,646

Liabilities and Stockholders’ Equity
Long-term debt	$2,402,411	$1,913,946	$1,990,687
Borrowed funds from subsidiaries	597,950	604,629	249,210
Derivative liabilities	15,916	16,933	23,548
Accrued expenses and other liabilities	720,988	845,859	808,217

Total liabilities	3,737,265	3,381,367	3,071,662
Stockholders’ equity	13,001,754	12,803,529	10,334,984

Total Liabilities and Stockholders’ Equity	$16,739,019	$16,184,896	$13,406,646

Securities and other investments totaling $112 million at June 30, 2005 were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance includes the junior subordinated debt securities payable to the wholly-owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $565 million at June 30, 2005. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $662 million at June 30, 2005. Additionally, the holding company guarantees National City Bank of Kentucky’s financial obligation under this subsidiary’s membership with VISA® up to $600 million and MasterCard® up to $400 million. Refer to Note 19 for further discussion of contingent liabilities and guarantees related to the Corporation’s former merchant card processing business.
Statements of Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2005	2004	2005	2004

Income
Dividends from:
Subsidiary banks	$350,000	$1,275,000	$775,000	$1,275,000
Nonbank subsidiaries	11,300	4,000	11,361	6,000
Interest on loans to subsidiaries	11,479	818	20,110	1,708
Interest and dividends on securities	3,361	1,981	6,620	3,255
Securities gains (losses), net	2,145	(5)	10,690	98
Other income	15,470	8,651	18,999	23,238

Total Income	393,755	1,290,445	842,780	1,309,299

Expense
Interest on debt and other borrowings	28,218	17,480	53,975	37,918
Other expense	30,887	22,596	32,194	41,239

Total Expense	59,105	40,076	86,169	79,157

Income before taxes and equity in undistributed net income of subsidiaries	334,650	1,250,369	756,611	1,230,142
Income tax (benefit) expense	(2,325)	(6,213)	11,020	(32,119)

Income before equity in undistributed net income of subsidiaries	336,975	1,256,582	745,591	1,262,261
Equity in undistributed net income (loss) of subsidiaries	288,152	(737,536)	363,678	(32,847)

Net Income	$625,127	$519,046	$1,109,269	$1,229,414

Statements of Cash Flows

	Six Months Ended
	June 30
(In Thousands)	2005	2004

Operating Activities
Net income	$1,109,269	$1,229,414
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(363,678)	32,847
Depreciation and amortization of properties and equipment	1,346	943
Increase in receivables from subsidiaries	(10,616)	(738,068)
Securities gains, net	(10,690)	(98)
Other losses (gains), net	1,199	(910)
Amortization of premiums and discounts on securities and debt	(4,844)	(1,055)
(Decrease) increase in accrued expenses and other liabilities	(121,402)	21,335
Other, net	66,642	41,468

Net cash provided by operating activities	667,226	585,876

Investing Activities
Purchases of securities	(212,600)	(218,091)
Proceeds from sales and maturities of securities	154,424	58,583
Net change in other investments	46,119	351,475
Principal collected on loans to subsidiaries	435,000	331,000
Loans to subsidiaries	(430,000)	(405,000)
Investments in subsidiaries	(55,000)	(15,001)
Returns of investment from subsidiaries	620,590	250,005
Purchases of properties and equipment	—	(13,163)
Cash paid for Allegiant, net of cash acquired	—	(19,465)

Net cash provided by investing activities	558,533	320,343

Financing Activities
Issuance of debt	698,875	200,000
Repayment of debt	(250,880)	(400,880)
Dividends paid	(453,665)	(393,838)
Issuances of common stock	224,760	122,816
Repurchases of common stock	(653,100)	(391,329)

Net cash used in financing activities	(434,010)	(863,231)

Increase in cash and demand balances due from banks	791,749	42,988
Cash and demand balances due from banks, January 1	91,495	137,802

Cash and Demand Balances Due from Banks, June 30	$883,244	$180,790

Supplemental Information
Cash paid for interest	$50,227	$46,227
Common stock and options issued in Allegiant acquisition	—	469,666

Retained earnings of the holding company included $7.4 billion, $7.0 billion, and $6.8 billion of equity in undistributed net income of subsidiaries at June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL REVIEW
This Quarterly Report contains forward-looking statements. See page 70 for further information on the risks and uncertainties associated with forward-looking statements.
The financial review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for the three and six months ended June 30, 2005 and serves to update the 2004 Annual Report on Form 10-K (Form 10-K). The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented on pages 4 through 51 of this Form 10-Q.
OVERVIEW
The primary source of National City’s revenue is net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.
For the quarter ended June 30, 2005, net income was $625 million ($.97 per diluted share), compared to $484 million ($.74 per diluted share) in the preceding period, and $519 million ($.83 per diluted share) for the comparable period in 2004. The increase in net income compared to the preceding period was due mainly to loan growth, good credit quality, and strong fee income.
Average portfolio loans outstanding increased 4% during the second quarter. Commercial borrowing activity has clearly increased. Home equity lending continues at a record pace. Residential real estate loan originations have exceeded expectations resulting from the persistence of low interest rates and a vibrant housing market.
Net interest margin for the second quarter of 2005 of 3.85% was stable compared with the preceding quarter. Management forecasts some slight compression in net interest margin in the last half of the year based on the expectation that tight loan spreads and a flat yield curve will persist over the rest of the year.
Credit quality was very good resulting in a lower provision for credit losses during the second quarter in comparison to prior periods. Annualized net charge-offs as a percentage of average portfolio loans declined to .27%, representing the lowest level of charge-offs since the second quarter of 1994. Nonperforming assets were stable compared to the preceding period. Management does not expect further improvement in credit in future periods.
Growth in fee income was attributable to higher mortgage servicing rights (MSR) net hedging gains and higher fee-based business. Hedging performance was strong due to a continued widening of the spread between 10-year interest rate swap rates and 30-year mortgage rates, and outperformance by other hedge instruments. Retail banking fees of all types demonstrated a solid growth trend. Wholesale banking fee-based income was also strong.
Comparisons of results to prior periods are affected by acquisitions and dispositions which occurred during 2004 and early 2005. In 2004, the Corporation completed the acquisition of three financial institutions: Allegiant Bancorp (Allegiant) on April 9, 2004, Provident Financial Group (Provident) on July 1, 2004, and Wayne Bancorp (Wayne) on October 5, 2004. In addition, the Corporation sold its former subsidiary, National Processing, on October 15, 2004. In January 2005, the Corporation completed the acquisition of National City Vendor Finance. The financial results of acquired companies are included in the consolidated financial results of the Corporation from their respective acquisition dates. The financial results of National Processing are included up to its sale date.
RESULTS OF OPERATIONS
Net Interest Income
This section should also be reviewed in conjunction with the daily average balances/net interest income/rates table presented on pages 71-74 of this financial review.
Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pretax-equivalent amount based upon the marginal Federal income tax rate of 35%. The tax-equivalent adjustments to net interest income were $8 million and $15 million for the second quarter and the first six months of 2005, respectively, and $6 million and $13 million for the same periods in 2004, respectively.

Tax-equivalent net interest income was $1.2 billion and $2.4 billion for the second quarter and first six months of 2005, respectively, up from $1.1 billion and $2.1 billion for the comparable 2004 periods. The increase in net interest income in 2005 was primarily the result of acquisitions and growth in portfolio loans.
Net interest margin was 3.85% in the second and first quarters of 2005 and was 4.09% in the second quarter of 2004. Net interest margin for the first six months of 2005 was 3.85%, compared to 4.12% for the same period a year ago. The lower net interest margin in 2005 was reflective of a flatter yield curve, lower mortgage warehouse balances, and tighter portfolio loan spreads. Net interest margin is expected to compress slightly throughout the remainder of 2005.
Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources affecting net interest income and net interest margin is included in the Financial Condition section of this financial review beginning on page 58.
Noninterest Income
Details of noninterest income follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2005	2005	2004	2005	2004

Mortgage banking revenue	$400	$283	$193	$683	$772
Deposit service charges	172	161	162	333	309
Trust and investment management fees	78	73	79	151	155
Leasing revenue	69	74	6	143	12
Brokerage revenue	44	39	34	83	66
Card-related fees	33	28	38	61	75
Other service fees	33	26	29	59	52
Ineffective hedge and other derivative gains, net	32	13	35	45	43
Payment processing revenue	1	—	132	1	254
Other	89	78	153	167	241

Total fees and other income	951	775	861	1,726	1,979
Securities gains, net	5	14	5	19	5

Total noninterest income	$956	$789	$866	$1,745	$1,984

Noninterest income was $956 million for the second quarter of 2005, up from $789 million in the first quarter of 2005 and $866 million in the second quarter of 2004. The linked-quarter and year-over-year increases in noninterest income were primarily due to higher mortgage banking revenue, as well as growth in most other fee categories.
Mortgage banking revenue includes mortgage loan servicing, hedging, origination and sales activity conducted through the National City Mortgage (NCM) business unit, as well as nonconforming mortgage loan origination and sales activity conducted through the First Franklin business unit. Details of mortgage banking revenue follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2005	2005	2004	2005	2004

Servicing revenue:
Net servicing fees	$123	$123	$115	$246	$235
Amortization of mortgage servicing rights	(126)	(111)	(140)	(237)	(240)
Mortgage servicing right impairment (charge) recovery	19	52	42	71	(76)
Mortgage servicing right ineffective hedge and other derivative gains (losses), net	138	18	(99)	156	314
Other	—	—	—	—	1

Net servicing revenue	154	82	(82)	236	234
NCM origination and sales revenue	155	117	110	272	232
First Franklin origination and sales revenue	80	84	165	164	306
NCHLS mortgage banking revenue	11	—	—	11	—
Other mortgage banking revenue	—	—	—	—	—

Total mortgage banking revenue	$400	$283	$193	$683	$772

The increase in mortgage banking revenue on a linked-quarter basis was due primarily to MSR hedging gains resulting from successful hedging strategies. Pretax MSR net hedging gains were $157 million in the second quarter of 2005, compared to gains of $70 million in the first quarter, and losses of $57 million in the second quarter of 2004. The favorable MSR hedging results were due to a combination of factors including a widening of the basis between mortgage and swap rates and an allocation to hedge instruments that have performed better than expected. MSR net hedge results for the second quarter of 2005 also include a $20 million MSR impairment charge resulting from changing the valuation model to reflect lower estimates of earnings on custodial balances.
The year-over-year decline in mortgage banking revenue was mainly driven by lower First Franklin origination and sales revenue, reflective of lower production and gain on sale margins during the first half of 2005. The lower gain on sales margins are the result of increased competition and a flatter yield curve. Management expects loan sale margins to remain under pressure during the second half of the year.
The Corporation sells substantially all of its NCM loan production into the secondary market and retains the servicing rights. Approximately 40% of the loans originated by First Franklin were retained in portfolio during the second quarter of 2005 compared to 35% for the same period a year ago. The remaining First Franklin loans were sold in the secondary market either with servicing retained or with servicing released. Prior to the fourth quarter of 2004, First Franklin had not sold loans with servicing retained. The percentage of loans sold versus retained varies based upon product mix and market conditions. Information on mortgage loan originations and sales follows:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2005	2005	2004	2005	2004

NCM loan originations:
Total loan originations	$15,388	$14,974	$18,728	$30,362	$33,752
Less: portfolio originations	(1,671)	(1,227)	(1,452)	(2,898)	(2,397)

Total NCM loans originated for sale	13,717	13,747	17,276	27,464	31,355

First Franklin loan originations:
Total loan originations	8,059	5,605	8,782	13,664	14,455
Less: portfolio loan originations	(3,235)	(1,662)	(3,056)	(4,897)	(4,169)

Total First Franklin loans originated for sale	4,824	3,943	5,726	8,767	10,286

Total mortgage loans originated for sale	$18,541	$17,690	$23,002	$36,231	$41,641

NCM loan sales:
Servicing retained	$12,329	$13,088	$16,735	$25,417	$32,147
Servicing released	473	418	312	891	597

Total NCM loan sales	12,802	13,506	17,047	26,308	32,744

First Franklin loan sales:
Servicing retained	2,328	1,876	—	4,204	—
Servicing released	1,818	2,596	4,887	4,414	9,320

Total First Franklin loan sales	4,146	4,472	4,887	8,618	9,320

Total mortgage loan sales	$16,948	$17,978	$21,934	$34,926	$42,064

Mortgage loan sales for the second quarter of 2005 were $16.9 billion, down from $18.0 billion in the preceding quarter and $21.9 billion in the second quarter of 2004. Mortgage loans originated for sale to third parties were $18.5 billion in the second quarter of 2005, up from $17.7 billion in the first quarter and down from $23.0 billion in the second quarter of 2004. In general, origination volume slowed, as expected, during 2005 due to the combination of higher interest rates, increased competition, and the reduction in refinancing activity.
The Corporation typically retains the right to service the NCM mortgage loans it sells. Upon sale, the Corporation recognizes a MSR, which represents the present value of the estimated future net servicing cash flows to be realized over the estimated life of the underlying loan. The unpaid principal balance of loans serviced for third parties was $156.9 billion at June 30, 2005, up from $152.4 billion at December 31, 2004, and $147.0 billion at June 30, 2004. The carrying value of MSRs at NCM was $1.4 billion at June 30, 2005, down from $1.5 billion at December 31, 2004, and from $1.9 billion at June 30, 2004. Unfavorable hedge basis adjustments, which more than offset MSR additions, resulted in the decrease in the carrying value of MSRs during 2005.
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
Deposit service charges increased in comparison to the first quarter of 2005. Overdraft and nonsufficient funds fees increased 18% on a linked quarter basis due mainly to growth in the number of personal deposit accounts. On a year-over-year comparison, debit card interchange fees grew 26% driven by increased transaction volume.

Trust and investment management fees increased on a linked-quarter basis due mainly to fees related to tax preparation services which are billed in the second quarter. On a year-over year basis, average assets under management increased primarily due to acquisitions which occurred in 2004. Assets under management at June 30, 2005 were $62.5 billion, up from $59.8 billion at June 30, 2004.
Leasing revenue decreased on a linked quarter basis primarily due to the continued run-off of the auto lease portfolio which more than offset growth in the equipment leasing portfolio. Auto leases are no longer being originated; therefore, revenue related to the auto lease portfolio will decline in future periods as this portfolio runs off. On a year-over-year basis, leasing revenue has grown significantly due to the acquisition of Provident in July 2004, which included commercial equipment and automobile lease portfolios.
Brokerage revenue increased on both a linked-quarter and year-over-year basis due to improved equity market activity. The increase in brokerage revenue in 2005 also reflects business obtained with the Provident acquisition.
Card-related fees for the first half of 2005 were down compared to the prior year. This category includes revenue for both traditional credit cards and other revolving lines of credit. The decline resulted from higher amortization of deferred loan origination fees on home equity lines of credit as a result of faster prepayments in this portfolio.
Gains on derivatives accounted for as fair value hedges or not designated in SFAS 133 relationships increased to $32 million in the second quarter of 2005 compared to $13 million in the first quarter of 2005, and $35 million in the second quarter of 2004. The linked-quarter increase primarily resulted from higher gains on derivative instruments used to economically hedge the market value of deferred compensation liabilities.
Payment processing revenue substantially ceased with the sale of National Processing in October 2004.
Other fee income increased in comparison to the first quarter of 2004 mainly due to an $12 million gain recognized on student loan sales during the second quarter of 2005. Student loan sales are seasonal with the highest volume of sales occurring in the second quarter. In comparison, the second quarter of 2004 included a $15 million gain on student loan sales.
Other fee income declined during the first half of 2005 over the same period a year ago primarily due to a $65 million gain recognized in 2004 from the sale of the Bond Administration business.
Gains and losses on debt securities are generated mainly from the investment portfolio maintained for asset/liability management purposes, while equity securities gains are generated primarily from the Corporation’s bank stock fund, an internally managed equity portfolio of bank and thrift common stock investments. For the second quarter of 2005, pretax securities gains were $5 million inclusive of $2 million of gains associated with the bank stock fund. There were $14 million of securities gains recognized in the preceding quarter, of which $8 million represented the bank stock fund, and $5 million of securities gains recognized in the second quarter of 2004, none of which represented the bank stock fund.
Noninterest Expense
Details of noninterest expense follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2005	2005	2004	2005	2004

Salaries, benefits, and other personnel	$651	$631	$594	$1,282	$1,143
Third-party services	66	66	73	132	141
Equipment	76	76	69	152	135
Net occupancy	72	101	59	173	119
Card processing	5	5	60	10	118
Postage and supplies	37	38	35	75	69
Marketing and public relations	39	28	30	67	52
Leasing expense	52	57	2	109	6
Telecommunications	20	21	23	41	42
State and local taxes	22	24	13	46	28
Travel and entertainment	22	21	19	43	35
Intangible asset amortization	15	15	7	30	13
Other	106	72	91	178	160

Total noninterest expense	$1,183	$1,155	$1,075	$2,338	$2,061

Included within noninterest expense are acquisition-related integration costs of $12 million, $19 million, and $6 million for the three months ended June 30, 2005, March 31, 2005 and June 30, 2004, respectively. Management expects integration costs will decrease further in the last half of 2005 as integration activities are completed.

Details of salaries, benefits, and other personnel expense follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(Dollars in Millions)	2005	2005	2004	2005	2004

Salaries and wages	$355	$350	$318	$705	$631
Incentive compensation	209	169	210	378	367
Deferred personnel costs	(100)	(76)	(104)	(176)	(185)
Stock-based compensation	15	15	12	30	24
Payroll taxes	38	51	36	89	80
Contract labor	47	34	32	81	51
Medical and other benefits	48	52	48	100	94
Defined contribution plans	20	25	17	45	39
Defined benefit pension plan	1	1	3	2	5
Market valuation adjustments on deferred compensation liabilities	7	(6)	7	1	10
Severance and other	11	16	15	27	27

Total salaries, benefits, and other personnel	$651	$631	$594	$1,282	$1,143

Full-time-equivalent employees	35,493	35,108	34,062

Salaries, benefits and other personnel costs increased in the second quarter of 2005 compared to the preceding quarter primarily due to increases in incentive compensation, contract labor and deferred compensation. These increases were partially offset by higher deferred personnel costs and lower payroll taxes. The increase in incentive compensation reflects higher loan originations at First Franklin. Contract labor increased in the second quarter of 2005 as a result of additional acquisition integration costs incurred and higher mortgage origination volume. Deferred compensation costs increased due to changes in the investment indices used to value these liabilities. The decrease in payroll taxes compared to the preceding quarter is seasonal.
Salaries and wages increased on a year-over-year basis primarily due to employees retained from acquisitions. Contract labor costs also increased on a year-over-year basis as a result of integrating systems and processes of recent acquisitions. Partially offsetting these increases, the market value of deferred compensation liabilities increased in the first half of 2005 by only $1 million versus an increase of $10 million in the prior year.
Net occupancy expense decreased on a linked-quarter basis due to a $29 million one-time adjustment of rent expense to account for leases with escalating rentals on a straight-line basis which was recognized in the first quarter. The year-over-year increase in net occupancy expense includes this rent expense adjustment as well as costs associated with property acquired with Provident in July 2004.
The increase in equipment costs and leasing expense on a year-over-year basis reflects higher depreciation expense on owned and leased assets obtained with acquisitions, primarily Provident, and other fixed asset additions placed in service in the last half of 2004.
Marketing expense increased in comparison to prior periods due to heavier advertising and customer incentives to promote free checking, home equity lines, and the launch of a television ad campaign.
State and local taxes increased in 2005 in both Ohio and Michigan due to acquisitions and anticipated lower tax credits.
Intangible asset amortization increased in the first half of 2005 compared to the prior year due to amortization of intangibles recognized in prior year acquisitions.
Card processing fees decreased in 2005 as these costs were primarily associated with the Corporation’s former National Processing subsidiary.
Other noninterest expense increased in the second quarter of 2005 compared to the preceding quarter due to a $13 million asset impairment on under-utilized buildings which management intends to sell and a $7 million premium paid to repurchase a subsidiary’s preferred shares. These factors also contributed to the year-over-year increase in addition to higher noncredit fraud losses offset by lower minority interest expense due to the sale of National Processing.
The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 55.1% for the second quarter of 2005, 59.2% for the first quarter of 2005, compared to 55.8% in the second quarter of 2004. The efficiency ratio was 57.0% and 50.6% for the first half of 2005 and 2004, respectively. The lower efficiency ratio on a linked-quarter resulted from growth in net interest income and higher mortgage banking revenue. The higher efficiency ratio on a year-over-comparison was primarily related to higher acquisition-related expenses.

Income Taxes
The effective tax rate for the first six months of 2005 was 33.6% compared to 33.8% for the comparable period in 2004. The effective rate for the full year in 2005 is forecasted to approximate 33%.
Line of Business Results
National City is functionally managed along five major business lines as discussed in Note 23 to the consolidated financial statements. National Processing, reported as a separate segment in prior periods, was sold in October 2004. Net income (loss) by line of business follows:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2005	2005	2004	2005	2004

Consumer and Small Business Financial Services	$183	$160	$166	$342	$319
Wholesale Banking	197	187	164	384	303
National City Mortgage	152	83	17	235	290
National Consumer Finance	141	151	177	291	341
Asset Management	27	22	64	49	89
National Processing	—	—	14	—	26
Parent and Other	(75)	(119)	(83)	(192)	(139)

Consolidated net income	$625	$484	$519	$1,109	$1,229

Consumer and Small Business Financial Services (CSB): Net income for the second quarter of 2005 increased in comparison to the first quarter due to higher deposit and card-related fees, gains on sales of student loans, and a lower provision for credit losses. Deposit fee income and credit card fees increased due to a higher volume of fee-generating transactions in the second quarter driven by account growth. Gains on the sale of student loans were $12 million in the second quarter ($8 million after tax) compared to $500 thousand in the first quarter ($300 thousand after tax) and $15 million ($10 million after tax) in the second quarter of 2004. Student loan sales tend to be seasonal with the largest volume of such sales occurring during the second quarter. The provision for credit losses was $66 million, $81 million, and $75 million in the three-month periods ending June 30, 2005, March 31, 2005 and June 30, 2004, respectively. Charge-offs declined compared to the preceding quarter and credit quality was stable. Net income increased on a year-over-year basis due the factors described above and acquisitions completed in the last half of 2004. The number of consumer and small business deposit accounts have also grown steadily since year end, as have core deposit balances.
Wholesale Banking: Net income for the second quarter of 2005 increased in comparison to the first quarter as a result of strong growth in net interest income and fee revenue. The increase in net interest income over the preceding quarter reflects continued growth in outstanding commercial loans offset somewhat by a lower spread. Average loan balances have grown 7% since year end. Noninterest income increased in the second quarter due to higher syndication fees, underwriting and advisory fees, and leasing revenue. Commercial credit quality continues to improve. The provision for credit losses recognized in the second quarter of 2005 was a reversal of previously recognized provision of $15 million compared to a reversal of $20 million and $6 million in the first quarter of 2005 and the second quarter of 2004, respectively. Net income was up 26% on a year-over-year comparison due to improved credit quality, new business, and acquisitions.
National City Mortgage: Results for the second quarter of 2005 improved from the preceding quarter mainly due to MSR net hedging gains which were $157 million ($101 million after tax), compared to $70 million ($45 million after tax) in the first quarter. Partially offsetting MSR hedging gains was a decline in net interest income, reflective of lower average balances of loans held for sale and a lower spread between mortgage and funding rates. The provision for credit losses decreased during the second quarter compared to the preceding period due to good credit quality as well as a reassessment of anticipated losses on repurchased loans which increased the provision in the preceding quarter. Compared to the prior year’s results, net income increased due primarily to MSR net hedging gains of $157 million ($101 million after tax) recognized in the current period versus losses recognized of $57 million ($35 million after tax) in the prior year. Loans originated for sale were $13.7 billion in both the second and first quarter of 2005, down compared to $17.3 billion in the prior year. The year-over-year decline in net income primarily resulted from the aforementioned decline in net interest income and increased provision expense.
National Consumer Finance: Net income for the second quarter of 2005 decreased compared to the first quarter of 2005 and the second quarter of last year. Net interest income was relatively stable compared to the first quarter of 2005. Noninterest income decreased in comparison to the preceding quarter due to a decrease in loans sold at First Franklin. Noninterest income also decreased due to higher amortization of home equity loan origination costs in the second quarter. Partially offsetting this decrease, average margins realized on the sale of First Franklin loans increased 19 basis points compared to the first quarter of 2005 but were down 163 basis points in comparison to the second quarter of 2004. The First Franklin retained portfolio was $18.9 billion at the close of the second quarter of 2005, up from $18.1 billion for first quarter of 2005. Net income of National Home Equity increased in comparison to both the preceding period and a year ago as production of home equity lines and loans continued to be strong. All National Home Equity production is retained in portfolio, and balances grew to $14.4 billion at the end of the second quarter, up from $13.0 billion at the end of the first quarter, and $8.6 billion a year ago.
Asset Management: Net income for the second quarter of 2005 increased from the preceding period due to higher trust fee income. Trust fees tend to be higher in the second quarter as revenue is recognized for preparation of clients’ tax returns. The prior year’s second quarter results included a $65 million gain ($42 million after tax) on the sale of the Bond Administration business. Assets under administration were $105.4 billion at June 30, 2005, $106.1 billion at March 31, 2005, and $100.9 billion at June 30, 2004. The decline in assets under administration during the current period was primarily in non-managed custodial accounts. The increase in assets under administration in comparison to the prior year is primarily due to acquisitions completed in the last half of 2004.
Parent and Other: This category includes the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. Comparisons to prior periods are affected by derivatives gains, costs related to integration of acquisitions, and other nonrecurring items. Noninterest income included gains on derivatives used to economically hedge deferred compensation liabilities of $8 million ($5 million after tax) and losses on these derivatives of $6 million ($4 million after tax) for the second quarter and first quarter of 2005, respectively. Merger integration costs incurred in the second quarter of 2005, the first quarter of 2005, and the second quarter of 2004 were $12 million ($8 million after tax) and $19 million ($13 million after tax), and $6 million ($4 million after tax), respectively. Noninterest expense for the second quarter included a $13 million ($9 million after tax) impairment charge associated with under-utilized buildings that management intends to sell. Noninterest expense for the first quarter of 2005 included a $29 million ($19 million after tax) charge resulting from a change in accounting for leases with escalating rentals. Bank stock fund gains of $2 million ($1 million after tax) and $8 million ($6 million after tax) were recognized in the second and first quarter of 2005, respectively, with no such gains in the second quarter of the prior year.
FINANCIAL CONDITION
This section should also be reviewed in conjunction with the average balance sheets presented on pages 71-74.
Average Earning Assets
A summary of average earning assets follows:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2005	2005	2004	2005	2004

Portfolio loans
Commercial	$27,151	$25,553	$19,531	$26,356	$19,197
Commercial construction	2,999	2,909	2,270	2,954	2,257
Real estate — commercial	11,782	12,127	10,821	11,954	10,320
Real estate — residential	31,669	30,515	27,981	31,095	27,529
Home equity lines of credit	20,791	19,381	12,819	20,089	12,108
Credit card and other unsecured lines of credit	2,304	2,351	2,232	2,327	2,257
Other consumer	8,053	8,308	7,209	8,181	7,306

Total portfolio loans	104,749	101,144	82,863	102,956	80,974
Loans held for sale or securitization	10,109	11,502	13,910	10,803	13,117
Securities (at amortized cost)	8,291	8,714	6,646	8,501	6,591
Other	1,383	1,348	1,148	1,367	981

Total earning assets	$124,532	$122,708	$104,567	$123,627	$101,663

Average portfolio loans grew 4% and 26% during the second quarter of 2005 compared to the first quarter of 2005 and the same quarterly period a year ago, respectively. Average portfolio loans grew 27% during the first half of 2005 over the same comparable period a year ago. In general, the increase in portfolio loans was attributed to continued growth in the commercial, residential real estate, and home equity portfolios and loans obtained through acquisitions in 2004.
The linked-quarter growth in the commercial portfolio was attributed to higher loan demand for corporate and lease borrowings, reflective of new business generation and increased borrowings from existing customers. Growth in the commercial portfolios on a year-over-year comparison primarily resulted from prior year acquisitions. Commercial borrowings are expected to continue to grow throughout the second half of 2005.
The year-over-year growth in the residential real estate portfolio primarily resulted from ongoing retention of First Franklin originated loans. Over the past 12 months, $10.3 billion of First Franklin originated loans were retained in portfolio. At June 30, 2005, period-end First Franklin loans in portfolio totaled $18.9 billion, compared to $18.3 billion at December 31, 2004, and $16.7 billion at June 30, 2004.

The linked-quarter and year-over-year increases in home equity balances reflect continued strong home equity production at the National Home Equity business unit. The year-over-year growth in home equity lines of credit was also affected by loans acquired through acquisitions, primarily Provident. Home equity growth is expected to continue throughout the second half of 2005. Growth in other consumer loans on a year-over-year comparison resulted from acquisitions.
Average loans held for sale declined on a linked-quarter and year-over-year basis primarily due to lower production volumes at National City Mortgage (NCM). The linked-quarter decline in average loans held for sale were also affected by lower balances of First Franklin originated mortgage loans. Offsetting the decline in average loans held for sale on a year-over-year comparison were higher balances of First Franklin mortgage loans held for sale, reflective of new product offerings and expansion of the production footprint, and balances associated with commercial real estate loans originated by the Red Mortgage Capital and Capstone Realty business units acquired with Provident in July 2004. Refer to the noninterest income section of this Financial Review for further discussion on NCM and First Franklin loan originations and sales.
The linked-quarter decline in the securities portfolio is attributable to sales and principal paydowns of mortgage-backed and asset-backed securities. The year-over-year increase is attributable to security portfolios obtained through acquisitions more than offsetting the effects of sales and principal paydowns.
The following table summarizes the period-end commercial, commercial construction, and commercial real estate portfolios by major industry and exposure to individual borrowers as of June 30, 2005.

			Average	Largest Loan
	Outstanding	% of	Loan Balance	to a Single
(Dollars in Millions)	Balance	Total	Per Obligor	Obligor

Real estate	$13,109	31%	$.9	$58
Consumer cyclical	6,803	16	1.0	89
Consumer noncyclical	5,377	12	.5	63
Industrial	5,173	12	1.1	40
Basic materials	3,429	8	1.5	39
Financial	4,053	9	1.5	51
Services	1,657	4	.4	100
Energy and utilities	755	2	1.1	38
Technology	351	1	2.5	30
Miscellaneous	2,128	5	.2	24

Total	$42,835	100%

Average Interest Bearing Liabilities and Funding
A summary of average interest bearing liabilities and funding follows:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2005	2005	2004	2005	2004

Noninterest bearing deposits	$18,434	$18,136	$17,756	$18,286	$16,707
Interest bearing core deposits	49,294	48,973	44,664	49,134	43,683

Total core deposits	67,728	67,109	62,420	67,420	60,390
Purchased deposits	12,894	14,413	10,248	13,650	8,813
Short-term borrowings	8,601	8,616	9,801	8,608	9,668
Long-term debt	34,364	31,684	20,031	33,031	20,686

Total purchased funding	55,859	54,713	40,080	55,289	39,167
Stockholders’ equity	12,752	12,779	10,370	12,765	10,014

Total funding	$136,339	$134,601	$112,870	$135,474	$109,571

Total interest bearing liabilities	$105,153	$103,686	$84,744	$104,423	$82,850

Total core deposits, excluding mortgage escrow deposits	$63,291	$63,002	$57,672	$63,147	$56,292

The percentage of each funding source to total funding follows:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
	2005	2005	2004	2005	2004

Noninterest bearing deposits	13.5%	13.5%	15.7%	13.5%	15.3%
Interest bearing core deposits	36.2	36.4	39.6	36.3	39.9

Total core deposits	49.7	49.9	55.3	49.8	55.2
Purchased deposits	9.5	10.7	9.1	10.1	8.0
Short-term borrowings	6.3	6.4	8.7	6.3	8.8
Long-term debt	25.2	23.5	17.7	24.4	18.9

Total purchased funding	41.0	40.6	35.5	40.8	35.7
Stockholders’ equity	9.3	9.5	9.2	9.4	9.1

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The year-over-year increases in average core and purchased deposit balances primarily resulted from deposits obtained through prior year acquisitions. The linked-quarter decline in purchased deposits and short-term borrowings resulted from changes in the purchased funding mix away from fed funds purchased and foreign deposits and into longer-term purchased funding vehicles. This change in funding mix drove the linked-quarter increase in long-term debt as favorable spreads in the capital markets led to new debt issuances of senior bank notes during the first half of 2005. Refer to Note 13 to the consolidated financial statements for further discussion on issuances of long-term debt.
Capital
The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. For further detail on capital and capital ratios, see Notes 15 and 16 to the consolidated financial statements.
A summary of stockholders’ equity, equity as a percentage of assets, and book value per common share follows:

(Dollars in Millions)	June 30, 2005	December 31, 2004	June 30, 2004

Stockholders’ equity	$13,002	$12,804	$10,335
Equity as a percentage of assets	9.03%	9.19%	8.83%
Book value per common share	$20.42	$19.80	$16.86

The following table summarizes share repurchase activity for the second quarter of 2005.

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number	Average	Publicly Announced	Purchased Under the
	of Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased(a)	Per Share	Authorizations(b)	Authorizations(c)

April 1 to April 30, 2005	2,243,903	$33.55	2,200,000	20,972,600
May 1 to May 31, 2005	1,098,297	33.95	1,072,800	19,899,800
June 1 to June 30, 2005	1,803,540	33.92	1,446,400	18,453,400

Total	5,145,740	$33.77	4,719,200

(a)	Includes shares repurchased under the December 21, 2004 share repurchase authorization and shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

(b)	Included in total number of shares purchased [column (a)].

(c)	Shares available to be repurchased under the December 21, 2004 share repurchase authorization.
On December 21, 2004, the Corporation’s Board of Directors authorized the repurchase of up to 25 million shares of National City Common stock, subject to an aggregate purchase limit of $1.1 billion. Shares repurchased under this and all previous share repurchase programs were acquired on the open market and are held for reissue in connection with the Corporation’s compensation plans and for general corporate purposes. The share repurchase program currently authorized by the Board of Directors has no date of expiration. During the second quarter and first half of 2005, 4.7 million and 18.6 million shares of common stock were repurchased, respectively, compared to 9.0 million and 11.2 million for the comparable periods of 2004. The Corporation’s businesses typically generate significant amounts of capital in excess of normal dividend and reinvestment requirements. Management intends to continue share repurchases over the rest of the year, subject to market conditions and applicable regulatory constraints.

National City declared and paid dividends per common share of $.35 during the second quarter of 2005, up three cents from the quarterly dividend per share declared and paid in the 2004 second quarter of $.32. The dividend payout ratio, representing dividends per share divided by earnings per share, was 36.08% and 38.55% for the second quarters of 2005 and 2004, respectively. The dividend payout ratio is continually reviewed by management and the Board of Directors, and the current intention is to pay out approximately 45% of earnings in dividends over time. On July 1, 2005, the Board of Directors approved a two cent increase in the third quarter dividend to $.37 per common share.
At June 30, 2005, the Corporation’s market capitalization was $21.7 billion. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in the following table.

	2005		2004
	Second	First	Fourth	Third	Second
NYSE: NCC	Quarter	Quarter	Quarter	Quarter	Quarter

High	$35.30	$37.75	$39.66	$39.35	$36.10
Low	32.08	32.85	36.07	34.35	32.60
Close	34.12	33.50	37.55	38.62	35.01

RISK MANAGEMENT
National City management, with the oversight of the Board of Directors, has in place enterprise-wide structures, processes, and controls for monitoring and mitigating risk. The following discussion addresses the three major risks facing National City: credit, market, and liquidity.
Credit Risk
The Corporation’s lending activities are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, exposure limits to any single industry or customer, collateral protection, credit risk transfer strategies, and standard lending policies and underwriting criteria. Note 1 to the consolidated financial statements describes the accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for loan losses and lending-related commitments. The Corporation’s policies governing nonperforming loans and charge-offs are consistent with regulatory standards.
During May 2005, the Corporation executed a credit risk transfer agreement on $5 billion of nonconforming (First Franklin) mortgage loans. In the event that cumulative net credit losses on these loans exceed a defined threshold, the counterparty to this arrangement would bear the risk of additional losses. Based upon current estimates, this protection would engage if cumulative net credit losses on this portfolio exceed approximately $180 million, up to a maximum of approximately $460 million. As of June 30, 2005, this transaction reduced risk-weighted assets by $1.0 billion. As a result, the Corporation’s regulatory capital requirement was reduced by $100 million and its Tier I and total risk-based capital ratios improved by 6 and 9 basis points, respectively.
During the first half of 2005, the most significant factor affecting the level of loan loss provision was the continued decrease in net charge-offs. Commercial credit quality continues to improve and consumer credit quality has been stable. There are no particular industry or geographic concentrations in nonperforming or delinquent loans or net charge-offs.
The following tables provide information and statistics on the overall quality of the loan portfolio.
Net Charge-offs:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2005	2004	2004	2005	2004

Commercial	$6	$11	$(6)	$17	$10
Commercial construction	—	2	—	2	—
Real estate — commercial	6	2	3	8	2
Real estate — residential	17	25	20	42	38
Home equity lines of credit	6	5	4	11	8
Credit card and other unsecured lines of credit	26	26	25	52	54
Other consumer	11	16	16	27	32

Total net charge-offs	$72	$87	$62	$159	$144

Annualized net charge-offs as a percentage of average loans by portfolio type follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
	2005	2005	2004	2005	2004

Commercial	.10%	.18%	(.11)%	.13%	.11%
Commercial construction	.06	.26	(.07)	.15	(.04)
Real estate — commercial	.19	.08	.16	.13	.05
Real estate — residential	.20	.34	.29	.27	.28
Home equity lines of credit	.11	.11	.13	.11	.13
Credit card and other unsecured lines of credit	4.64	4.48	4.66	4.56	4.87
Other consumer	.54	.76	.80	.65	.85

Total net charge-offs to average portfolio loans (annualized)	.27%	.35%	.30%	.31%	.36%

On a linked quarter basis, the improvement in net charge-offs reflects lower losses in commercial, residential real estate, and other consumer loans, partially offset by higher net charge-offs of commercial real estate and credit card and other unsecured lines of credit. The increase in commercial real estate was not specific to any particular geographic area or property type. The increase in credit card and other unsecured lines of credit net charge-offs was due to higher losses associated with the seasoning of this portfolio, higher levels of consumer bankruptcies, and an increase in minimum payment requirements.
On a year-over-year basis, annualized net charge-offs for the second quarter of 2005 declined as a percentage of average portfolio loans. This improvement is most notable in residential real estate and other consumer loans. Higher charge-off rates in the commercial and commercial construction portfolios were due to net recoveries recognized in the second quarter of 2004 which did not recur in 2005.
Nonperforming Assets:

	June 30	December 31	June 30
(Dollars in Millions)	2005	2004	2004

Commercial	$142	$161	$164
Commercial construction	28	12	2
Real estate — commercial	118	102	89
Real estate — residential	183	194	184

Total nonperforming loans	471	469	439
Other real estate owned (OREO)	91	89	95
Mortgage loans held for sale and other	10	5	10

Total nonperforming assets	$572	$563	$544

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	.54%	.56%	.64%
Period-end total assets	.40	.40	.46

Detail of loans 90 days past due accruing interest follows:

	June 30	December 31	June 30
(In Millions)	2005	2004	2004

Commercial	$51	$44	$39
Commercial construction	10	12	3
Real estate – commercial	32	29	51
Real estate – residential	402	467	383
Home equity lines of credit	11	10	7
Credit card and other unsecured lines of credit	22	21	22
Other consumer	13	13	10
Mortgage loans held for sale and other	4	25	35

Total loans 90 days past due accruing interest	$545	$621	$550

At June 30, 2005, nonperforming assets, expressed as a percentage of period-end portfolio loans and other nonperforming assets, were down compared to December 31, 2004 and June 30, 2004. The decline in commercial and residential real estate nonperforming loans reflects continued strong credit quality in these portfolios. Commercial construction and commercial real estate nonperforming loans increased in comparison to prior periods mainly due to a small number of multi-family projects.

Residential real estate loans and mortgage loans held for sale 90 days past due but still accruing interest decreased due to improved collections and the sale of $34 million of delinquent loans in 2005. Mortgage loans held for sale 90 days past due also declined in the first half of 2005, more than offsetting small increases in delinquent commercial and commercial real estate. Compared to June 30, 2004, delinquent loans were fairly stable despite an increase in the loan portfolio.
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
The provision for credit losses was $26 million, $70 million and $61 million in the second quarter of 2005, first quarter of 2005 and second quarter of 2004, respectively. For the first half of 2005, the provision for credit losses was $96 million down from $144 million in the first half of 2004. The decrease in the provision compared to the preceding periods reflects improvement in the underlying quality of the portfolios evidenced by lower delinquencies and net charge-offs.
The allowance for loan losses as a percentage of portfolio loans was 1.06%, 1.19%, and 1.22% as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively. An allocation of the allowance for loan losses and allowance for losses on lending-related commitments by portfolio type is shown below. In the fourth quarter of 2004, the Corporation refined its methodology for determining certain elements of the allowance for loan losses. This refinement resulted in allocation of the entire allowance to the specific loan portfolios. As a result, the allocation of the allowance as of June 30, 2004 is not directly comparable to the current presentation. In addition to the refinement of the allocation, all loan categories were affected on a year-over-year comparison by portfolio loan growth and acquisitions.

	June 30	December 31	June 30
(In Millions)	2005	2004	2004

Allowance for loan losses:
Commercial	$525	$572	$306
Commercial construction and real estate – commercial	136	146	62
Real estate — residential	176	185	117
Home equity lines of credit and other consumer loans	131	127	99
Credit card and other unsecured lines of credit	157	158	125
Unallocated	—	—	319

Total	$1,125	$1,188	$1,028

Allowance for losses on lending-related commitments:
Commercial	$100	$100	$117

Market Risk
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City’s primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Risk and Public Policy Committee of the Corporation’s Board of Directors. The Corporation is also exposed to equity price risk through its bank stock fund, an internally managed portfolio of bank and thrift common stock investments. As of June 30, 2005, this portfolio had a cost basis and fair value of $247 million and $261 million, respectively. Price risk in the bank stock fund is mitigated by limiting the amount invested in any one company. The Corporation does not have any material foreign currency exchange rate risk exposure.
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
Market Value Modeling: The Market Value of Equity (MVE) is defined as the discounted present value of net cash flows from all assets, liabilities, and off-balance sheet arrangements, other than MSRs and associated hedges. Market risk associated with MSRs is hedged through the use of derivative instruments. Refer to Note 11 to the consolidated financial statements for further details on managing market risk for MSRs. Unlike the earnings simulation model described below, MVE analysis has no time horizon limitations. In addition, MVE analysis is performed as of a single point in time and does not include estimates of future business volumes. As with earnings simulations, assumptions driving timing and magnitude of cash flows are critical inputs to the model. Particularly important are assumptions driving loan and security prepayments and noncontractual deposit balance and rate movements.
The sensitivity of MVE to changes in interest rates is an indication of the longer-term interest rate risk embedded in the balance sheet. A primary measure of the sensitivity of MVE to movements in rates is defined as the Duration of Equity (DOE). DOE represents the estimated percentage change in MVE for a 1% instantaneous, parallel shift in the yield curve. Generally, the larger the absolute value of DOE the more sensitive the value of the balance sheet is to movements in rates. A positive DOE indicates the MVE should increase as rates fall, or decrease as rates rise. A negative DOE indicates that MVE should increase as rates rise, or decrease as rates fall. Due to the embedded options in the balance sheet, DOE is not constant and can shift with movements in the level or shape of the yield curve. ALCO has set limits on the maximum and minimum acceptable DOE at +3.0% and -1.0%, respectively, as measured between +/-150 basis point instantaneous, parallel shifts in the yield curve.
The most recent market value model prepared for the July 2005 ALCO meeting estimated the current DOE at +0.1%. While the current DOE is below management’s long-term target of +1.0%, it is consistent with management’s current view of the interest rate outlook. DOE would rise to +1.1% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +3.0%. DOE would fall to -1.2% given a parallel shift of the yield curve down 150 basis points. Although this result would be below the minimum constraint of -1.0%, management believes that a sustained 150 basis point fall in rates from current rate levels is unlikely.
Earnings Simulation Modeling: The earnings simulation model projects changes in net income caused by the effect of changes in interest rates on net interest income. The model requires management to make assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Mortgage loan prepayment models are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Corporation’s own loans. Noncontractual deposit growth rates and pricing are modeled on historical patterns.
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
Market implied forward rates over the next 12 months are used as the base rate scenario in the earnings simulation model. High and low rate scenarios are also modeled and consist of statistically determined two-standard deviation moves above and below market implied forward rates over the next 12 months. These rate scenarios are non-parallel in nature and result in short and long-term rates moving in different magnitudes. Resulting net incomes from the base, high, and low scenarios are compared and the percentage change from base net income is limited by ALCO policy to -4.0%.
The most recent earnings simulation model prepared for the July 2005 ALCO meeting projects net income would be .6% lower than base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 2.3% if rates were two standard deviations below the implied forward curve over the same period. Both of the earning simulation projections in net income were within the ALCO guideline of -4.0%.
The earnings simulation model excludes the potential effects on fee income and noninterest expense associated with changes in interest rates. Mortgage banking revenue in particular, which is generated from originating, selling, and servicing residential mortgage loans, is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand and the value of MSRs. In general, low or declining interest rates typically lead to increased origination and sales income but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of MSRs. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence origination and sales income while servicing-related income may rise due to lower prepayments. In addition, net interest income earned on loans held for sale increases when the yield curve steepens and decreases when the yield curve flattens. Risk related to mortgage banking activities is also monitored by ALCO.
At the end of 2004, the interest rate risk position, as presented in the 2004 Form 10-K, was slightly asset sensitive, meaning net income should increase as rates rise and decrease as rates fall, other things being equal. During the first half of 2005, the Corporation’s interest rate risk position was asset sensitive from a DOE perspective and slightly liability sensitive from an earnings simulation perspective.
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
Liquidity Risk
Liquidity risk arises from the possibility the Corporation may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also includes ensuring cash flow needs are met at a reasonable cost. The Corporation maintains a liquidity risk management policy which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial crisis. The liquidity position is continually monitored and reviewed by ALCO.
Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale or securitization of various types of assets. Core deposits, which continue to be the most significant source of funding, comprised approximately 49% of funding at June 30, 2005, 50% of funding at December 31, 2004, and 54% of funding at June 30, 2004. The year-over-year decline in the core deposit funding source was affected by the mix of funding sources acquired through acquisitions and through the use of low-cost purchased funding to fund loan growth. Refer to the Financial Condition section of this Financial Review for further discussion on changes in funding sources. Asset securitization vehicles have also been used as a source of funding over the past several years. Further discussion of securitization activities is included in Note 5 to the consolidated financial statements.
At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. At June 30, 2005, the main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, a line of credit with its bank subsidiaries, the commercial paper market, and access to the capital markets.
The primary source of funding for the holding company has been dividends and returns of investment from its bank and nonbank subsidiaries. As discussed in Note 15 to the consolidated financial statements, the Corporation’s bank subsidiaries are subject to regulation and, among other things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the holding company. During the first six months of 2005, the Corporation’s bank and nonbank subsidiaries declared and paid cash dividends totaling $786 million. During the first six months of 2005, the bank subsidiaries were granted regulatory approval to provide liquidity to the holding company in the form of returns of capital in the amount of $608 million. Additionally, during the first six months of 2005, returns of capital totaling $22 million were provided to the holding company by the nonbank subsidiaries.
Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At June 30, 2005, December 31, 2004 and June 30, 2004, $662 million, $415 million and $612 million, respectively, of commercial paper borrowings were outstanding.
The holding company has a $500 million internal line of credit with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at June 30, 2005, December 31, 2004 and June 30, 2004.
The Corporation also has in place a shelf registration with the Securities and Exchange Commission to allow for the sale, over time, of up to $1.5 billion in senior subordinated debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of the aforementioned securities. During the first half of 2005, the holding company issued $700 million of senior notes under this shelf registration, leaving $800 million available for future issuance.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.
Contractual Obligations: The following table presents, as of June 30, 2005, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
			One to	Three to	Over
	Note	One Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$58,102	$—	$—	$—	$58,102
Consumer and brokered certificates of deposits(b)(c)		14,711	7,742	2,139	3,902	28,494
Federal funds borrowed and security repurchase agreements(b)		8,219	—	—	—	8,219
Borrowed funds(b)	12	1,356	—	—	—	1,356
Long-term debt(b)(c)	13, 14	9,476	17,161	5,865	6,240	38,742
Operating leases		142	234	166	349	891
Purchase obligations		166	174	28	4	372

(a)	Excludes interest.

(b)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at June 30, 2005. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(c)	Excludes unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments.
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
The Corporation also has obligations under its postretirement plan as described in Note 21 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate the postretirement benefit plan at any time. The Corporation did not have any commitments or obligations to the defined benefit pension plan at June 30, 2005, due to the funded status of the plan.
The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at June 30, 2005 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 22 to the consolidated financial statements.

Commitments: The following table details the amounts and expected maturities of significant commitments as of June 30, 2005. Further discussion of these commitments is included in Note 19 to the consolidated financial statements.

	One Year	One to	Three to	Over
(In Millions)	or Less	Three Years	Five Years	Five Years	Total

Commitments to extend credit:
Commercial	$9,928	$5,428	$5,525	$273	$21,154
Residential real estate	15,232	—	—	—	15,232
Revolving home equity and credit card lines	33,119	6	2	—	33,127
Other	391	—	—	—	391
Standby letters of credit	2,335	1,276	928	75	4,614
Commercial letters of credit	346	2	9	—	357
Net commitments to sell mortgage loans and mortgage- backed securities	8,632	—	—	—	8,632
Net commitments to sell commercial real estate loans	149	62	4	—	215
Commitments to fund principal investments	44	42	51	160	297
Commitments to fund civic and community investments	213	67	35	29	344

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at June 30, 2005. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate the commitments are invested, both of which are determined by either the general and/or limited partners of the funds.
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
Off-Balance Sheet Arrangements: Significant off-balance sheet arrangements include the use of special-purpose entities, generally securitization trusts, to diversify its funding sources. During the past several years, National City has sold credit card receivables and automobile loans to securitization trusts which are considered qualifying special-purpose entities and, accordingly, are not included in the consolidated balance sheet. In addition, the Corporation acquired home equity securitizations as part of the acquisition of Provident. The Corporation continues to service the loans sold to the trusts, for which it receives a servicing fee, and also has certain retained interests in the assets of the trusts. During the second quarter of 2005, the revolving period for the credit card securitization Series 2000-1 ended resulting in an increase in the Corporation’s on-balance-sheet credit card receivables of $414 million at June 30, 2005. On-balance-sheet receivable balances are expected to increase to $600 million prior to maturity of the securitization in August 2005. Further discussion on the accounting for securitizations is included in Note 1 to the consolidated financial statements and detail regarding securitization transactions and retained interests is included in Note 5.
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
The most significant accounting policies followed by the Corporation are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses and allowance for losses on lending-related commitments, the valuation of mortgage servicing rights, the valuation of derivative instruments, and income taxes to be critical accounting policies.
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
The allowance for losses on lending-related commitments relates primarily to unfunded commercial lending-related commitments and letters of credit. The allowance is computed using a methodology similar to that used in determining the allowance for loan losses, modified to take into account the probability of funding these commitments.

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
Mortgage Servicing Rights (MSRs)
Servicing residential mortgage loans for third-party investors represents a significant business activity of the National City Mortgage (NCM) line of business. As of June 30, 2005, NCM’s MSRs totaled $1.4 billion. MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be readily available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City’s actual prepayment experience. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are reasonable and comparable to those used by other market participants.
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
Derivative Instruments
The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. As of June 30, 2005, the recorded fair values of derivative assets and liabilities were $983 million and $643 million, respectively. All derivative instruments are carried at fair value on the balance sheet. The valuation of derivative instruments is considered critical because most are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, management must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. The cash flow projection models are acquired from third parties and the assumptions used by management are based on yield curves, forward yield curves, and implied volatilities observable in the cash and derivatives market. The pricing models are also regularly validated by testing through comparison with other third parties.
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

Income Taxes
The Corporation is subject to the income tax laws of the U.S., its states and other jurisdictions where the Corporation conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.
On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or sooner, if business events or circumstances warrant. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. In 2004, tax benefits of $67 million were recognized associated with the reduction of deferred taxes due to the favorable conclusion of tax examinations and the regular reassessment of certain tax exposures.
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

CONSOLIDATED AVERAGE BALANCE SHEETS

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
(In Millions)	2005	2004	2005	2004

Assets
Earning Assets:
Portfolio loans:
Commercial	$27,151	$19,531	$26,356	$19,197
Commercial construction	2,999	2,270	2,954	2,257
Real estate — commercial	11,782	10,821	11,954	10,320
Real estate — residential	31,669	27,981	31,095	27,529
Home equity lines of credit	20,791	12,819	20,089	12,108
Credit card and other unsecured lines of credit	2,304	2,232	2,327	2,257
Other consumer	8,053	7,209	8,181	7,306

Total portfolio loans	104,749	82,863	102,956	80,974
Loans held for sale or securitization:
Commercial	13	21	15	17
Commercial real estate	279	—	295	—
Mortgage	9,746	13,889	10,458	12,835
Credit card	71	—	35	—
Automobile	—	—	—	265

Total loans held for sale or securitization	10,109	13,910	10,803	13,117
Securities available for sale, at cost	8,291	6,646	8,501	6,591
Federal funds sold and security resale agreements	218	530	239	395
Other investments	1,165	618	1,128	586

Total earning assets	124,532	104,567	123,627	101,663
Allowance for loan losses	(1,178)	(1,027)	(1,177)	(1,021)
Fair value appreciation of securities available for sale	79	138	112	179
Cash and demand balances due from banks	3,687	3,088	3,696	3,052
Properties and equipment	1,282	1,158	1,279	1,123
Equipment leased to others	915	37	961	40
Other real estate owned	91	93	91	96
Mortgage servicing rights	1,710	1,593	1,608	1,467
Goodwill	3,308	1,403	3,304	1,253
Other intangible assets	188	72	197	66
Derivative assets	295	573	324	678
Accrued income and other assets	4,605	4,253	4,927	4,143

Total Assets	$139,514	$115,948	$138,949	$112,739

Liabilities
Deposits:
Noninterest bearing	$18,434	$17,756	$18,286	$16,707
NOW and money market	28,726	28,614	28,988	27,970
Savings	2,425	2,576	2,478	2,472
Consumer time	18,143	13,474	17,668	13,241
Brokered retail CDs	4,843	531	4,591	515
Other	619	567	579	463
Foreign	7,432	9,150	8,480	7,835

Total deposits	80,622	72,668	81,070	69,203

Federal funds borrowed and security repurchase agreements	6,077	8,254	6,600	8,098
Borrowed funds	2,524	1,547	2,008	1,570
Long-term debt	34,364	20,031	33,031	20,686
Derivative liabilities	219	343	251	389
Accrued expenses and other liabilities	2,956	2,735	3,224	2,779

Total Liabilities	126,762	105,578	126,184	102,725

Total Stockholders’ Equity	12,752	10,370	12,765	10,014

Total Liabilities and Stockholders’ Equity	$139,514	$115,948	$138,949	$112,739

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

(Dollars in Millions)	Daily Average Balance
	2005		2004
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$27,164	$25,569	$25,189	$24,845	$19,552
Commercial construction	2,999	2,909	2,936	2,815	2,270
Real estate — commercial	12,061	12,439	12,324	12,321	10,821
Real estate — residential	41,415	41,689	41,709	41,111	41,870
Home equity lines of credit	20,791	19,381	18,082	16,247	12,819
Credit card and other unsecured lines of credit	2,375	2,351	2,350	2,281	2,232
Other consumer	8,053	8,308	7,919	7,565	7,209

Total loans	114,858	112,646	110,509	107,185	96,773
Securities available for sale, at cost:
Taxable	7,657	8,058	8,834	9,023	5,979
Tax-exempt	634	656	690	647	667

Total securities available for sale	8,291	8,714	9,524	9,670	6,646
Federal funds sold, security resale agreements and other investments	1,383	1,348	1,420	1,477	1,148

Total earning assets/total interest income/rates	124,532	122,708	121,453	118,332	104,567
Allowance for loan losses	(1,178)	(1,175)	(1,176)	(1,181)	(1,027)
Fair value appreciation of securities available for sale	79	146	161	82	138
Nonearning assets	16,081	16,698	17,471	16,369	12,270

Total assets	$139,514	$138,377	$137,909	$133,602	$115,948

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$28,726	$29,253	$29,851	$29,778	$28,614
Savings accounts	2,425	2,531	2,706	2,679	2,576
Consumer time deposits	18,143	17,189	16,665	16,318	13,474
Other deposits	5,462	4,874	5,046	5,201	1,098
Foreign deposits	7,432	9,539	10,279	9,809	9,150
Federal funds borrowed	2,978	3,912	3,987	5,156	5,548
Security repurchase agreements	3,099	3,218	3,139	2,877	2,706
Borrowed funds	2,524	1,486	1,651	1,120	1,547
Long-term debt	34,364	31,684	28,928	25,744	20,031

Total interest bearing liabilities/ total interest expense/rates	105,153	103,686	102,252	98,682	84,744
Noninterest bearing deposits	18,434	18,136	18,883	18,731	17,756
Accrued expenses and other liabilities	3,175	3,776	3,927	3,830	3,078

Total liabilities	126,762	125,598	125,062	121,243	105,578
Total stockholders’ equity	12,752	12,779	12,847	12,359	10,370

Total liabilities and stockholders’ equity	$139,514	$138,377	$137,909	$133,602	$115,948

Tax-equivalent net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

(Dollars in Millions)	Quarterly Interest
	2005		2004
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$385	$330	$309	$273	$179
Commercial construction	45	40	38	33	24
Real estate — commercial	188	183	181	173	151
Real estate — residential	660	643	663	664	656
Home equity lines of credit	306	267	222	169	138
Credit card and other unsecured lines of credit	57	52	62	46	45
Other consumer	126	129	126	124	115

Total loans	1,767	1,644	1,601	1,482	1,308
Securities available for sale, at cost:
Taxable	95	98	108	111	70
Tax-exempt	12	12	12	12	13

Total securities available for sale	107	110	120	123	83
Federal funds sold, security resale agreements and other investments	17	18	31	15	11

Total earning assets/total interest income/rates	$1,891	$1,772	$1,752	$1,620	$1,402
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$112	$93	$77	$61	$57
Savings accounts	3	2	2	3	2
Consumer time deposits	150	133	124	114	117
Other deposits	41	30	25	19	4
Foreign deposits	51	55	47	34	22
Federal funds borrowed	22	25	21	20	16
Security repurchase agreements	15	13	10	5	4
Borrowed funds	15	6	5	4	3
Long-term debt	285	237	198	164	110

Total interest bearing liabilities/ total interest expense/rates	$694	$594	$509	$424	$335
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income	$1,197	$1,178	$1,243	$1,196	$1,067

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Average Annualized Rate
	2005		2004
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	5.69%	5.22%	4.90%	4.36%	3.69%
Commercial construction	5.99	5.59	5.11	4.64	4.34
Real estate — commercial	6.25	5.98	5.84	5.58	5.61
Real estate — residential	6.36	6.17	6.36	6.47	6.26
Home equity lines of credit	5.88	5.51	4.92	4.16	4.29
Credit card and other unsecured lines of credit	9.74	8.90	10.37	8.16	8.02
Other consumer	6.28	6.28	6.35	6.51	6.43

Total loans	6.16	5.87	5.78	5.52	5.42
Securities available for sale, at cost:
Taxable	4.95	4.89	4.90	4.92	4.69
Tax-exempt	7.40	7.29	7.02	7.28	7.62

Total securities available for sale	5.14	5.07	5.06	5.08	4.98
Federal funds sold, security resale agreements and other investments	5.06	5.35	8.69	3.94	3.97

Total earning assets/total interest income/rates	6.08%	5.81%	5.76%	5.46%	5.37%
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	1.57%	1.28%	1.03%	.82%	.80%
Savings accounts	.41	.38	.37	.34	.35
Consumer time deposits	3.33	3.13	2.94	2.78	3.50
Other deposits	2.99	2.51	2.03	1.46	1.13
Foreign deposits	2.77	2.33	1.83	1.35	.98
Federal funds borrowed	2.98	2.55	2.11	1.56	1.15
Security repurchase agreements	2.00	1.65	1.20	.77	.56
Borrowed funds	2.30	1.77	1.30	1.35	.81
Long-term debt	3.32	3.03	2.72	2.54	2.21

Total interest bearing liabilities/ total interest expense/rates	2.65%	2.32%	1.98%	1.71%	1.59%
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income

Interest spread	3.43%	3.49%	3.78%	3.75%	3.78%
Contribution of noninterest bearing sources of funds	.42	.36	.31	.29	.31

Net interest margin	3.85%	3.85%	4.09%	4.04%	4.09%

(a)	Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 63-65 of this report are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
National City Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2005, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
National City and its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. Management believes that financial position, results of operations, and cash flows would not be materially affected by the outcome of any pending or threatened legal proceedings, commitments, or claims. For additional information on litigation, contingent liabilities, and guarantees, refer to Note 19 to the Consolidated Financial Statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 60 of this report are incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 26, 2005 at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:
1.	Elected as directors all nominees designated in the proxy statement dated March 9, 2005 as follows:

	Number of Votes
	For	Withheld
J.E. Barfield	548,789,944	7,399,174
J.S. Broadhurst	549,302,771	6,886,347
C.M. Connor	549,462,753	6,726,365
D.A. Daberko	543,719,073	12,470,045
J.T. Gorman	548,774,361	7,414,757
B.P. Healy, M.D.	548,624,451	7,564,667
S.C. Lindner	547,966,232	8,222,886
P.A. Ormond	549,523,948	6,665,170
R.A. Paul	549,001,057	7,188,061
G.L. Shaheen	549,330,571	6,858,547
J.S. Thornton, Ph.D.	545,882,435	10,306,683
M. Weiss	544,465,747	11,723,371
2.	Ratified the Audit Committee’s selection of Ernst & Young LLP as independent auditors for National City Corporation for 2005: 541,018,832 votes cast for, 10,372,692 votes cast against, and 4,797,594 votes abstained.

ITEM 5. OTHER INFORMATION
On August 2, 2005, National City Corporation’s Board of Directors approved the form of Restricted Stock Agreement, form of Incentive Stock Option Agreement and the form of Non-qualified Stock Option Agreement filed as exhibits 10.64, 10.66 and 10.67, respectively, to this Form 10-Q.
On August 3, 2005, the Corporation entered in a Severance Agreement, in the form of the agreement filed as exhibit 10.68 to this Form 10-Q, with Robert B. Crowl, Comptroller of the Corporation. The form of agreement provides for certain benefits for senior executives in the event of a change in control.
ITEM 6. EXHIBITS
Exhibit Index

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3 (ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference).

3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.

4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005)(filed as Exhibit 3 (ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference) related to stockholder rights.

4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.4	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.

10.1	National City Corporation 1989 Stock Option Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.2	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.3	National City Corporation 150th Anniversary Stock Option Plan (filed as Exhibit 4 to Registrant’s Form S-8 Registration Statement No. 33-58815 dated April 25, 1995, and incorporated herein by reference).

10.4	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

10.5	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated July 1, 2002 (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.6	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.7	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.8	Central Indiana Bancorp Option Plan effective March 15, 1991 (filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.9	Central Indiana Bancorp 1993 Option Plan effective October 12, 1993 (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.10	Form of contracts with David A. Daberko, William E. MacDonald III, Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, John D. Gellhausen, Herbert R. Martens, Jr., Thomas W. Golonski, Stephen A. Stitle, James R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, J. Armando Ramirez, Paul G. Clark, Shelley J. Seifert, Ted M. Parker, Paul D. Geraghty, and Richard B. Payne, Jr. (filed as Exhibit 10.29 to Registrant’s Form S-4 Registration Statement No. 333-45609 dated February 4, 1998, and incorporated herein by reference).

10.11	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.12	Restated First of America Bank Corporation 1987 Stock Option Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 2 [on Form S-8] to Form S-4 Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).

10.13	Amended and Restated First of America Bank Corporation Stock Compensation Plan (filed as Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 2 [on Form S-8] to Form S-4 Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).

10.14	First of America Bank Corporation Directors Stock Compensation Plan (filed as Exhibit 4.6 to Registrant’s Post-Effective Amendment No. 2 [on Form S-8] to Form S-4 Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).

10.15	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.16	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.17	The National City Corporation Retention Plan for Executive Officers effective April 29, 2003 (filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2003, and incorporated herein by reference).

10.18	Integra Financial Corporation Employee Stock Option Plan (filed as Exhibit 4.3 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.19	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.20	Integra Financial Corporation Non-Employee Directors Stock Option Plan (filed as Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.21	National City Corporation Amended and Restated Long-Term Incentive Compensation Plan for Senior Officers as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.32 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

10.22	The National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective February 23, 2004 (filed as Exhibit D to Registrant’s Proxy Statement dated March 11, 2004, and incorporated herein by reference).

10.23	National City Corporation Supplemental Cash Balance Pension Plan as Amended and Restated effective November 1, 2001 (filed as Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.24	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.25	National City Savings and Investment Plan No. 3 (filed as Exhibit 4.3 to Registrant’s Form S-8 Registration Statement No. 333-61712 dated as of May 25, 2001, and incorporated herein by reference).

10.26	Amendment No. 1 to the National City Savings and Investment Plan No. 3 (filed as Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 333-61712 and incorporated herein by reference).

10.27	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

10.28	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.29	The National City Corporation Deferred Compensation Plan as Amended and Restated effective July 23, 2002 (filed as Exhibit 10.34 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.30	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.31	Visa(R) U.S.A. Inc. limited guaranty between National City Corporation and Visa(R) U.S.A. Inc. dated August 6, 2002 (filed as Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2002, and incorporated herein by reference).

10.32	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.33	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.34	The National City Corporation Savings and Investment Plan No. 2, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.35	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.36	Amendment No. 1 to the National City Savings and Investment Plan No. 2, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.37	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.38	Credit Agreement dated as of April 12, 2001, by and between National City and the banks named therein (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference) and the Assumption Agreement dated June 11, 2002 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.39	MasterCard International Incorporated limited guaranty between National City Corporation and MasterCard International Incorporated dated April 30, 2003 (filed as Exhibit 10.39 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.40	The National City Corporation Long-Term Cash and Equity Incentive Plan (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed April 6, 2004, and incorporated herein by reference).

10.41	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.42	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.43	Amendment No. 2 to the National City Savings and Investment Plan No. 2, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.44	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.45	Amendment No. 3 to the National City Savings and Investment Plan No. 2, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.2 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.46	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.47	Allegiant Bancorp, Inc. 2002 Stock Incentive Plan (filed as Appendix A to Allegiant Bancorp, Inc.’s Proxy Statement for its 2002 Annual Meeting, and incorporated herein by reference).

10.48	Allegiant Bancorp, Inc. 2000 Stock Incentive Plan (filed as Annex A to Allegiant Bancorp, Inc.’s Proxy Statement for its 2000 Annual Meeting, and incorporated herein by reference).

10.49	Provident Financial Group, Inc. 1988 Stock Option Plan (filed as Exhibit 10.18 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.50	Provident Financial Group, Inc. 1996 Non-Executive Officer Stock Option Plan (filed as Exhibit 10.19 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.51	Provident Financial Group, Inc. 1997 Stock Option Plan (filed as Exhibit 10.20 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.52	Provident Financial Group, Inc. 2000 Employee Stock Option Plan (filed as Exhibit 10.21 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.53	Provident Financial Group, Inc. 2002 Outside Directors Stock Option Plan (filed as Exhibit 10.23 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.54	Provident Financial Group, Inc. 1992 Outside Directors Stock Option Plan (filed with Provident Financial Group, Inc.’s Form S-8 Registration Statement No. 33-51230, and incorporated herein by reference).

10.55	Provident Financial Group, Inc. Retirement Plan (filed with Provident Financial Group, Inc.’s Form S-8 Registration Statement No. 33-90792, and incorporated herein by reference).

10.56	Provident Financial Group, Inc. Deferred Compensation Plan (filed as Exhibit 10.22 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.57	Provident Financial Group, Inc. Outside Directors Deferred Compensation Plan (filed as Exhibit 10.24 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.58	Provident Financial Group, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.25 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.59	Fourth Amendment to the Provident Financial Group, Inc. Retirement Plan, as Amended and Restated as of January 1, 2001 (filed as Exhibit 10.59 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.60	National City Corporation 2004 Deferred Compensation Plan (filed as Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.61	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.62	Amendment No. 4 to the National City Savings and Investment Plan No. 2, as Amended, and Restated effective January 1, 2001 (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.63	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.64	Form of Restricted Stock Agreement.

10.65	Form of Restricted Stock Agreement used in connection with National City Corporation Management Incentive Plan for Senior Officers (filed as Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.66	Form of Incentive Stock Option Agreement.

10.67	Form of Non-qualified Stock Option Agreement.

10.68	Form of contract with Robert B. Crowl.

11.0	Statement re computation of per share earnings incorporated by reference to Note 17 of the Notes to the Consolidated Financial Statements of this report.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated August 8, 2005 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated August 8, 2005 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated August 8, 2005 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated August 8, 2005 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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

	Dominion Bond	Fitch	Moody’s	Standard
Debt Ratings	Rating Service	Ratings	Investors Service	& Poor’s

National City Corporation		A/B
Commercial Paper	R-1 (mid)	F1+	P-1	A-1
Senior Debt	A (high)	AA-	A1	A
Subordinated debt		A+	A2	A-
Bank Subsidiaries		A/B
Short-term certificates of deposit	R-1 (mid)	F1+	P-1	A-1
Long-term certificates of deposit	AA (low)	AA	Aa3	A+
Senior bank notes	AA (low)	AA-	Aa3	A+
Subordinated bank notes		A+	A1	A

FORM 10-Q — June 30, 2005
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION
(Registrant)

Date: August 8, 2005

/s/ DAVID A. DABERKO

David A. Daberko
Chairman and Chief Executive Officer

/s/ JEFFREY D. KELLY

Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484