Form 10-Q
period 2005-09-30
NATIONAL CITY CORP
filed 2005-11-07
CIK 69970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES ☑   NO ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common stock — $4.00 Par Value
Outstanding as of October 31, 2005 — 619,271,761

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005
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

PART I – FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars In Thousands, Except Per Share Amounts)	2005	2004	2005	2004

For the Period
Tax-equivalent net interest income	$1,239,246	$1,195,824	$3,613,847	$3,287,761
Provision for credit losses	55,452	98,432	151,726	241,727
Noninterest income	714,576	1,026,654	2,459,857	3,010,628
Noninterest expense	1,158,340	1,232,774	3,496,329	3,294,251
Income tax expense and tax-equivalent adjustment	262,199	300,557	838,549	942,282

Net income	$477,831	$590,715	$1,587,100	$1,820,129

Net income per common share
Basic	$.75	$.88	$2.48	$2.89
Diluted	.74	.86	2.45	2.85
Dividends paid per common share	.37	.35	1.07	.99
Return on average common equity	14.59%	19.00%	16.52%	22.50%
Return on average assets	1.31	1.76	1.51	2.03
Net interest margin	3.83	4.04	3.84	4.09
Efficiency ratio	59.25	55.54	57.74	52.37
Average equity to average assets	8.97	9.25	9.11	9.02
Annualized net charge-offs to average portfolio loans	.30	.41	.31	.38
Average shares
Basic	635,857,605	663,338,716	638,555,538	629,574,688
Diluted	644,687,904	677,143,218	647,074,563	638,546,781

At Period End
Assets			$146,559,712	$136,499,289
Portfolio loans			108,719,696	97,439,045
Loans held for sale or securitization			11,941,546	10,744,690
Securities, at fair value			7,568,403	9,337,745
Deposits			83,418,233	76,875,411
Stockholders’ equity			12,920,287	12,492,474

Book value per common share			$20.54	$18.98
Market value per common share			33.44	38.62
Equity to assets			8.82%	9.15%
Allowance for loan losses as a percentage of period-end portfolio loans			1.02	1.21
Nonperforming assets to period-end portfolio loans and other nonperforming assets			.54	.64

Common shares outstanding			628,892,825	658,272,817
Full-time equivalent employees			35,133	36,392

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in Thousands, Except Per Share Amounts)	2005	2004	2005	2004

Interest Income
Loans	$1,936,802	$1,478,859	$5,340,741	$4,033,191
Securities:
Taxable	81,689	103,590	257,506	238,215
Exempt from Federal income taxes	7,377	7,820	23,304	24,563
Dividends	2,420	2,882	6,433	3,802
Federal funds sold and security resale agreements	3,977	1,668	8,101	3,902
Other investments	26,407	17,621	70,665	47,808

Total interest income	2,058,672	1,612,440	5,706,750	4,351,481
Interest Expense
Deposits	439,887	230,042	1,110,416	620,237
Federal funds borrowed and security repurchase agreements	61,801	25,778	137,006	63,446
Borrowed funds	19,037	3,794	40,027	9,853
Long-term debt and capital securities	306,175	164,343	827,691	390,450

Total interest expense	826,900	423,957	2,115,140	1,083,986

Net Interest Income	1,231,772	1,188,483	3,591,610	3,267,495
Provision for Credit Losses	55,452	98,432	151,726	241,727

Net interest income after provision for credit losses	1,176,320	1,090,051	3,439,884	3,025,768
Noninterest Income
Mortgage banking revenue	183,048	369,765	866,522	1,142,336
Deposit service charges	193,108	172,526	525,738	481,428
Payment processing revenue	440	132,931	1,227	386,494
Trust and investment management fees	72,986	73,146	224,452	228,525
Card-related fees	25,065	35,148	85,658	110,243
Brokerage revenue	35,252	34,343	118,260	100,762
Leasing revenue	65,758	87,522	208,781	99,126
Other	140,026	118,284	411,215	453,389

Total fees and other income	715,683	1,023,665	2,441,853	3,002,303
Securities (losses) gains, net	(1,107)	2,989	18,004	8,325

Total noninterest income	714,576	1,026,654	2,459,857	3,010,628
Noninterest Expense
Salaries, benefits, and other personnel	667,509	661,486	1,949,470	1,804,437
Equipment	70,971	72,955	222,841	208,121
Net occupancy	71,136	66,044	243,853	185,479
Third-party services	67,747	82,197	199,512	222,907
Card processing	5,297	58,969	15,342	176,908
Marketing and public relations	31,558	29,640	99,035	81,758
Leasing expense	24,649	63,097	133,959	68,617
Other	219,473	198,386	632,317	546,024

Total noninterest expense	1,158,340	1,232,774	3,496,329	3,294,251

Income before income tax expense	732,556	883,931	2,403,412	2,742,145
Income tax expense	254,725	293,216	816,312	922,016

Net Income	$477,831	$590,715	$1,587,100	$1,820,129

Net Income Per Common Share
Basic	$.75	$.88	$2.48	$2.89
Diluted	.74	.86	2.45	2.85
Average Common Shares Outstanding
Basic	635,857,605	663,338,716	638,555,538	629,574,688
Diluted	644,687,904	677,143,218	647,074,563	638,546,781

Dividend declared per common share	$.37	$.35	$1.07	$.99

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30	December 31	September 30
(In Thousands)	2005	2004	2004

Assets
Cash and demand balances due from banks	$3,707,932	$3,832,040	$3,629,582
Federal funds sold and security resale agreements	409,338	302,534	292,554
Securities available for sale, at fair value	7,568,403	8,764,956	9,337,745
Other investments	1,913,213	1,450,197	1,836,714
Loans held for sale or securitization:
Commercial	13,964	24,534	16,591
Commercial real estate	89,349	546,072	235,708
Mortgage	11,831,802	11,859,715	10,492,391
Student loans	6,431	—	—

Total loans held for sale or securitization	11,941,546	12,430,321	10,744,690
Portfolio loans:
Commercial	27,548,742	25,160,464	25,075,730
Commercial construction	3,149,020	2,922,921	2,894,973
Real estate — commercial	12,132,712	12,193,394	12,024,140
Real estate — residential	33,074,697	30,398,068	30,117,952
Home equity lines of credit	22,458,801	18,884,890	17,267,143
Credit card and other unsecured lines of credit	2,371,087	2,413,465	2,295,173
Other consumer	7,984,637	8,164,633	7,763,934

Total portfolio loans	108,719,696	100,137,835	97,439,045
Allowance for loan losses	(1,108,194)	(1,188,462)	(1,177,680)

Net portfolio loans	107,611,502	98,949,373	96,261,365
Properties and equipment	1,277,607	1,268,688	1,263,170
Equipment leased to others	758,325	1,050,787	1,165,681
Other real estate owned	92,411	89,362	107,296
Mortgage servicing rights	1,835,921	1,504,866	1,416,112
Goodwill	3,322,205	3,302,413	3,308,500
Other intangible assets	183,056	213,461	253,800
Derivative assets	785,764	885,541	1,210,692
Accrued income and other assets	5,152,489	5,235,838	5,671,388

Total Assets	$146,559,712	$139,280,377	$136,499,289

Liabilities
Deposits:
Noninterest bearing	$18,059,199	$18,652,502	$18,339,275
NOW and money market	27,906,992	29,263,454	29,678,397
Savings	2,222,831	2,552,990	2,580,343
Consumer time	19,548,914	16,828,303	16,404,590
Other	7,322,820	4,635,416	4,794,275
Foreign	8,357,477	14,021,942	5,078,531

Total deposits	83,418,233	85,954,607	76,875,411
Federal funds borrowed and security repurchase agreements	7,788,910	5,892,428	6,542,450
Borrowed funds	5,452,671	2,035,900	7,627,340
Long-term debt	32,324,261	28,091,363	27,883,328
Junior subordinated debentures owed to unconsolidated subsidiary trusts	593,357	604,629	609,271
Derivative liabilities	695,752	596,822	633,828
Accrued expenses and other liabilities	3,366,241	3,301,099	3,835,187

Total Liabilities	133,639,425	126,476,848	124,006,815

Stockholders’ Equity
Preferred stock	$—	$—	$—
Common stock	2,515,572	2,586,999	2,633,092
Capital surplus	3,734,318	3,647,711	3,666,340
Retained earnings	6,630,213	6,468,231	6,105,769
Accumulated other comprehensive income	40,184	100,588	87,273

Total Stockholders’ Equity	12,920,287	12,803,529	12,492,474

Total Liabilities and Stockholders’ Equity	$146,559,712	$139,280,377	$136,499,289

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
(In Thousands)	2005	2004

Operating Activities
Net income	$1,587,100	$1,820,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	151,726	241,727
Depreciation and amortization of properties and equipment and equipment leased to others	325,005	220,045
Amortization of intangible assets and servicing assets	450,075	421,200
Accretion of premiums and discounts on securities, loans, deposits, and debt obligations	(36,963)	(32,675)
Servicing asset (recoveries) impairment charges	(86,320)	81,338
Ineffective hedge and other derivative gains, net	(356,909)	(527,989)
Securities gains, net	(18,004)	(8,325)
Losses (gains) on loans sold or securitized, net	104,143	(110,077)
Other losses (gains), net	44,808	(43,890)
Originations and purchases of loans held for sale or securitization	(58,563,404)	(60,720,528)
Principal payments on and proceeds from sales of loans held for sale or securitization	57,387,825	64,114,466
Increase in accrued interest receivable	(10,089)	(25,105)
Increase in accrued interest payable	28,794	54,097
Other operating activities, net	526,501	985,539

Net cash provided by operating activities	1,534,288	6,469,952

Lending and Investing Activities
Net increase in federal funds sold, security resale agreements, and other investments	(735,103)	(52,954)
Purchases of available-for-sale securities	(1,587,469)	(1,205,079)
Proceeds from sales of available-for-sale securities	1,281,967	1,164,308
Proceeds from maturities, calls, and prepayments of available-for-sale securities	1,388,248	1,808,653
Net increase in loans	(9,334,227)	(9,165,310)
Proceeds from sales of loans	1,113,430	1,108,185
Proceeds from securitizations of loans	629,520	811,185
Net increase in properties and equipment and equipment leased to others	(68,097)	(108,572)
Net cash (paid) received for acquisitions	(319,056)	322,537
Proceeds from divestitures, net of cash sold	23,176	66,500

Net cash used in lending and investing activities	(7,607,611)	(5,250,547)

Deposit and Financing Activities
Net (decrease) increase in deposits	(2,255,855)	1,002,712
Net increase (decrease) in federal funds borrowed and security repurchase agreements	1,896,482	(1,779,259)
Net increase in borrowed funds	3,416,771	577,052
Repayments of long-term debt	(7,526,467)	(11,733,899)
Proceeds from issuances of long-term debt, net	11,819,643	12,066,970
Dividends paid	(691,013)	(629,269)
Issuances of common stock	301,388	290,730
Repurchases of common stock	(1,011,734)	(980,566)

Net cash provided by (used in) deposit and financing activities	5,949,215	(1,185,529)

Net (decrease) increase in cash and demand balances due from banks	(124,108)	33,876
Cash and demand balances due from banks, January 1	3,832,040	3,595,706

Cash and Demand Balances Due from Banks, September 30	$3,707,932	$3,629,582

Supplemental Information
Cash paid for:
Interest	$2,086,346	$1,029,889
Income taxes	760,959	852,581
Noncash items:
Transfers of loans to other real estate	143,488	246,002
Common shares, preferred shares, and stock options issued for acquisitions	(8,579)	2,647,461

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Thousands, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2004	$—	$2,423,985	$1,116,279	$5,723,720	$64,687	$9,328,671
Comprehensive income:
Net income				1,820,129		1,820,129
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					5,746	5,746
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					16,840	16,840

Total comprehensive income						1,842,715
Common dividends declared, $.99 per share				(628,876)		(628,876)
Preferred dividends declared, $5.59 per share				(393)		(393)
Issuance of 8,624,046 common shares under stock-based compensation plans, including related tax effects		32,734	257,996			290,730
Repurchase of 27,193,500 common shares		(108,773)	(62,982)	(808,811)		(980,566)
Issuance of 71,286,645 common shares and 70,272 preferred shares pursuant to acquisition		285,146	2,355,437			2,640,583
Other			(390)			(390)

Balance, September 30, 2004	$—	$2,633,092	$3,666,340	$6,105,769	$87,273	$12,492,474

Balance, January 1, 2005	$—	$2,586,999	$3,647,711	$6,468,231	$100,588	$12,803,529
Comprehensive income:
Net income				1,587,100		1,587,100
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(85,447)	(85,447)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					25,043	25,043

Total comprehensive income						1,526,696
Common dividends declared, $1.07 per share				(689,812)		(689,812)
Preferred dividends declared, $17.08 per share				(1,201)		(1,201)
Issuance of 4,447,913 common shares under stock-based compensation plans		17,995	109,813			127,808
Issuance of 6,444,223 common shares pursuant to exercise of PRIDES forward contracts		25,777	139,224			165,001
Repurchase of 28,799,700 common shares		(115,199)	(162,430)	(734,105)		(1,011,734)

Balance, September 30, 2005	$—	$2,515,572	$3,734,318	$6,630,213	$40,184	$12,920,287

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
The Corporation, through its subsidiary National City Mortgage, sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Corporation to repurchase individual delinquent loans that meet certain criteria from the securitized pool. At the Corporation’s option, and without GNMA’s prior authorization, the Corporation may repurchase the delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, the Corporation is deemed to have regained effective control over the loan and is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of the Corporation’s intent to repurchase the loan. At September 30, 2005, December 31, 2004, and September 30, 2004, residential real estate portfolio loans included $236 million, $233 million, and $214 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other borrowed funds.
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
Securities: Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in securities gains or losses on the statement of income. Interest on trading account securities is recorded in interest income. As of September 30, 2005, December 31, 2004, and September 30, 2004, trading account securities totaled $370 million, $117 million, and $467 million, respectively.
Debt securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at September 30, 2005, December 31, 2004 or September 30, 2004.
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
The fair values of publicly traded investments are determined using quoted market prices, subject to various discount factors, sales restrictions, and regulation, when appropriate. Investments that are not publicly traded are initially valued at cost, and subsequent adjustments to fair value are estimated in good faith by management. Factors used in determining the fair value of direct investments include consideration of the company’s business model, current and projected financial performance, liquidity, management team, and overall economic and market conditions. Factors used in determining the fair value of indirect investments include evaluation of the general partner’s valuation techniques and overall economic and market conditions. The fair value estimates of the investments are based upon currently available information and may not necessarily represent amounts that will ultimately be realized, which depend on future events and circumstances.
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
A legal opinion regarding legal isolation for each credit card securitization has been obtained by the Bank. The opinion rendered in connection with the 2005 and 2002 credit card securitizations included in its conclusion that the Federal Deposit Insurance Corporation (FDIC) regulation, Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation (Securitization Rule)

would be applicable to the transfer of such receivables. The Securitization Rule provides reasonable assurance that neither the FDIC acting as conservator or receiver for the transferring bank subsidiary, nor any other creditor of the bank, may reclaim or recover the receivables from the securitization trust or recharacterize the receivables as property of the transferring bank subsidiary or of the conservatorship or receivership for the bank. The opinion further reasoned, even if the Securitization Rule did not apply, then pursuant to various FDIC pronouncements, the FDIC would uphold the effectiveness of the security interest granted in the financial assets.
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
The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to all stock option awards in 2004. Also included in the pro forma net income and earnings per share for the three- and nine-month periods of 2004 is the after-tax expense, net of minority interest benefit, related to option awards granted by the Corporation’s former 83%-owned payment processing subsidiary, National Processing, Inc., on its common stock. Refer to Note 3 for discussion on the sale of this business in October 2004.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands, Except Per Share Amounts)	2005	2004	2005	2004

Net income, as reported	$477,831	$590,715	$1,587,100	$1,820,129
Add: option expense included in reported net income, net of related tax effects
National City common stock	2,504	4,619	10,206	12,241
National Processing common stock	—	35	—	173
Less: total option expense determined under fair value method for all option awards, net of related tax effects
National City common stock	(2,504)	(4,619)	(10,206)	(22,107)
National Processing common stock	—	(577)	—	(2,749)

Pro forma net income	$477,831	$590,173	$1,587,100	$1,807,687

Pro forma net income per share:
Basic — as reported	$.75	$.88	$2.48	$2.89
Basic — pro forma	.75	.88	2.48	2.87
Diluted — as reported	.74	.86	2.45	2.85
Diluted — pro forma	.74	.86	2.45	2.83

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Risk-free interest rate	3.77%	3.82%	3.67%	3.70%
Expected dividend yield	4.30	3.93	4.10	3.93
Expected volatility	20.90	21.70	20.90	22.53
Expected option life (in years)	6	6	5	6
Weighted-average grant-date fair value of options	$5.22	$5.85	$5.22	$5.92

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
Share-Based Payment: In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. In 2005, the FASB issued further guidance on the classification and measurement of freestanding financial instruments originally issued for employee service and the application of grant date as defined in SFAS 123R. The Corporation will be required to adopt these statements on January 1, 2006. On January 1, 2003, the Corporation adopted the provisions of SFAS 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted after this date. SFAS 123R will require the Corporation to change its method of accounting for share-based awards to include estimated forfeitures in the initial estimate of compensation expense and to accelerate the recognition of compensation expense for retiree-eligible employees. The adoption of these standards is not expected to have a material effect on financial condition, the results of operations, or liquidity.
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
3. ACQUISITIONS & DIVESTITURES
Acquisitions: On January 15, 2005, the Corporation completed its acquisition of Charter One Vendor Finance for a cash payment of $312 million. Charter One Vendor Finance has been renamed National City Vendor Finance (NCVF). NCVF serves major vendors, such as manufacturers, value-added resellers, and select specialized lessors, in middle – and large-ticket equipment and software markets, and finances equipment and real estate for franchises of selected, leading franchisors.
On April 9, 2004, National City Corporation completed its acquisition of Allegiant Bancorp, Inc. (Allegiant), a bank holding company operating 36 retail bank branch offices in the St. Louis, Missouri metropolitan area, for $493 million. On July 1, 2004, the Corporation completed its acquisition of Provident Financial Group, Inc. (Provident), a bank holding company operating 65 branch banking offices in the Cincinnati and Dayton, Ohio metropolitan areas. The total cost of this transaction was $2.2 billion. On October 5, 2004, the Corporation completed its acquisition of Wayne Bancorp, Inc. (Wayne), an $825 million asset banking company operating 23 branches in several northeastern Ohio counties, for a cash price of $182 million.
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

The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocations, and resulting goodwill for the acquisitions completed in the past 12 months:

(In Thousands)	Wayne	NCVF

Purchase price	$181,764	$311,764
Carrying value of net assets acquired	(71,254)	(306,257)

Excess of purchase price over carrying value of net assets acquired	110,510	5,507

Purchase accounting adjustments
Securities	477	—
Loans	(7,234)	3,166
Premises and equipment	3,275	—
Other assets	1,013	—
Deposits	654	—
Borrowings	547	—
Severance and exit costs	3,510	—
Other liabilities	856	—
Deferred taxes	4,725	—

Subtotal	118,333	8,673

Core deposit intangibles	(20,589)	—
Other identifiable intangible assets	(1,565)	—

Goodwill	$96,179	$8,673

The following table summarizes the estimated fair value of the net assets acquired related to these acquisitions:

(In Thousands)	Wayne	NCVF

Assets
Cash and cash equivalents	$27,966	$201
Securities	277,757	—
Loans, net of allowance for loan losses	460,553	307,206
Premises and other equipment	12,026	157
Goodwill and other intangibles	118,333	8,673
Other assets	7,969	20

Total Assets	904,604	316,257

Liabilities
Deposits	665,624	—
Borrowings	43,070	—
Other liabilities	14,146	4,493

Total Liabilities	722,840	4,493

Fair value of net assets acquired	$181,764	$311,764

The fair values of acquired assets, liabilities and identified intangibles for Allegiant and Provident have been finalized. As of September 30, 2005, the balance of goodwill and intangible assets resulting from the Allegiant and Provident acquisitions was $364 million and $2.1 billion, respectively. The estimated fair values of the acquired assets and liabilities, including identifiable intangible assets, for the Wayne and NCVF acquisitions are preliminary and subject to refinement as exit plans are finalized and additional information becomes available. Any adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments, determinable within 12 months of acquisition dates, will result in adjustments to goodwill.

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Corporation as if the Allegiant, Provident and Wayne acquisitions had occurred as of January 1, 2004.

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2004	September 30, 2004

Net interest income	$1,195,336	$3,503,359
Provision for credit losses	98,630	332,652

Net interest income after provision for credit losses	1,096,706	3,170,707
Noninterest income	1,028,286	3,309,461
Noninterest expense	1,240,240	3,831,214

Income before income tax expense	884,752	2,648,954
Income tax expense	293,402	886,175

Net Income	$591,350	$1,762,779

Net Income Per Common Share
Basic	$.89	$2.62
Diluted	$.87	$2.57
Average Common Shares Outstanding
Basic	663,338,716	672,340,557
Diluted	677,143,218	685,285,193

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
Divestitures: On August 26, 2005, the Corporation completed the sale of its wholly-owned subsidiary Madison Bank and Trust, a five-branch bank located in Madison, Indiana, with deposits and loans of $184 million and $56 million, respectively. A pre-tax gain of $16 million was recognized on the sale.
On October 15, 2004, the Corporation completed the sale of its 83% owned payment processing subsidiary, National Processing, Inc. (NPI). In conjunction with the sale, the Corporation, through its subsidiary National City Bank of Kentucky, entered into a Service and Sponsorship Agreement with NPI. This agreement relates to the United Airlines, Inc. card processing agreement, whereby the buyer, through NPI, made a one-time payment of $36 million to the Corporation in exchange for the Corporation’s agreement to release NPI from its obligation to indemnify the Corporation against any losses or claims arising from the United Airlines card processing agreement. As a result, the Corporation has retained the contractual obligation to process card transactions for United Airlines through January 16, 2006. Refer to Note 19 for the related discussion on chargeback exposure.
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
4. RESTRUCTURING CHARGES
The Corporation implemented restructuring plans related to the integration of Allegiant, Provident, and Wayne. The plans were formulated prior to the acquisition of each entity. Costs incurred for employee terminations consist of severance, relocation, retention, and outplacement benefits. Certain costs associated with severance, relocation, and outplacement benefits were recognized in the allocation of the purchase price to acquired assets and liabilities. Retention benefits are expensed over the required service period. Exit and termination costs relating to the exit of Provident PCFS, facility leases, and other contract termination costs were also recognized in the allocation of the purchase price to acquired assets and liabilities.
A rollforward of the severance and restructuring liability for the three- and nine-month periods ended September 30, 2005 and 2004 is presented in the table below. Effective October 15, 2004, the Corporation sold its former subsidiary, National Processing, resulting in the transfer of all of its severance liabilities to the buyer. The table below also includes severance expenses incurred in the normal course of business. Except for severance charges incurred by the National Processing line of business, all severance and other termination expenses were recorded as unallocated corporate charges within the Parent and Other category.

	Three Months Ended September 30
	2005		2004

		Parent and	National
(In Thousands)	Total	Other	Processing	Total

Beginning balance	$65,775	$15,926	$1,124	$17,050
Severance and other employee related costs:
Charged to expense	5,430	17,095	—	17,095
Recognized in purchase price allocation	(548)	59,189	—	59,189
Payments	(10,330)	(30,109)	(339)	(30,448)
Exit costs and other termination costs:
Recognized in purchase price allocation	(240)	270,623	—	270,623
Payments	(2,065)	(43,239)	—	(43,239)

Ending balance	$58,022	$289,485	$785	$290,270

	Nine Months Ended September 30
	2005		2004

		Parent and	National
(In Thousands)	Total	Other	Processing	Total

Beginning balance	$98,486	$14,154	$1,773	$15,927
Severance and other employee related costs:
Charged to expense	18,784	26,892	55	26,947
Recognized in purchase price allocation	(2,716)	62,081	—	62,081
Payments	(51,198)	(41,026)	(1,043)	(42,069)
Exit costs and other termination costs:
Recognized in purchase price allocation	1,400	270,623	—	270,623
Payments	(6,734)	(43,239)	—	(43,239)

Ending balance	$58,022	$289,485	$785	$290,270

During the three months ended September 30, 2005 and 2004, the Corporation recorded severance and other employee-related termination expenses of $5 million and $17 million, respectively. Severance expenses for the third quarter of 2005 and 2004 included acquisition-related retention benefits of $100 thousand and $11 million, respectively.
During the nine months ended September 30, 2005 and 2004, the Corporation recorded severance and other employee-related termination expenses of $19 million and $27 million, respectively. Severance expenses for the nine months ended September 30, 2005 and 2004 included acquisition-related retention benefits of $5 million and $12 million, respectively. As of September 30, 2005, substantially all retention benefits have been paid.
As acquisition-related activities are completed, the associated liabilities are adjusted to reflect the actual costs incurred and goodwill is increased or decreased to reflect the change in cost estimates. Substantially all acquisition-related severance, exit, and other termination costs related to the Allegiant and Wayne restructuring plans had been paid as of September 30, 2005. Payments will continue to be made for Provident restructuring plan costs through 2013, primarily related to lease obligations on vacated facilities.
Beginning in the fourth quarter of 2005, it is expected that restructuring costs will be incurred in conjunction with the Best In Class program. Best In Class is a series of projects designed to achieve sustainable revenue growth, improve expense management and create a culture for high performance. Program initiatives will entail some initial incremental costs for employee severance, lease terminations, asset impairment and other items. Recognition of these costs is expected to continue through the targeted program completion in December 2008. No significant costs had been incurred to-date as of September 30, 2005. Although the full amounts and exact timing have not yet been determined, some portion of these costs will be incurred and recognized in the fourth quarter.
5. SECURITIZATION ACTIVITY
The Corporation periodically sells pools of credit card receivables and automobile loans through securitization transactions. Small Business Administration (SBA) loans are also purchased and then sold by the Corporation. Home equity securitizations were acquired with the Provident acquisition.
During the first nine months of 2005, the Corporation securitized five pools of SBA loans totaling $31 million, and recognized retained interests in the form of interest-only strips with an initial carrying value of $2 million. Transaction costs were expensed in conjunction with the sale.
In August 2005, the Series 2000-1 credit card securitization matured. In the same period, the Corporation securitized a new pool of credit card loans totaling $600 million and recognized a gain of $1 million. Retained interests in these loans of $37 million were recognized at the date of sale. Retained interests included a seller’s interest in the loans, accrued interest, and an interest-only security. The fair value of the interest-only security was estimated by discounting the projected future cash flows of this security. The fair values of the other retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The Corporation has retained the right to service these loans. Servicing fees to be received approximate the current market rate for servicing fees, therefore, no servicing asset or liability was recognized. Transaction costs associated with this transaction of $2 million were capitalized and will be amortized over the revolving period of four years.
In August 2005, the option to terminate the 1999-A Provident Home Equity securitization was executed. Investors received their final distribution of $16 million in September 2005.
A summary of the assumptions used to value the credit card retained interests and automobile retained interests and servicing asset at the time of each securitization follows:

		Variable	Monthly	Expected
	Weighted-Average	Annual	Principal	Annual	Annual
	Life	Coupon Rate	Repayment	Credit	Discount
	(in months)	to Investors	Rate	Losses	Rate	Yield

Credit Card:
Series 2001-1	5.6	6.06%	17.79%	4.08%	15.00%	14.77%
Series 2002-1	5.7	2.06	17.41	5.34	15.00	11.99
Series 2005-1	3.2	3.75	18.21	5.35	15.00	12.00

		Monthly	Expected
	Weighted-Average	Prepayment	Cumulative	Annual	Weighted-
	Life	Speed	Credit	Discount	Average
	(in months)	(% ABS)	Losses	Rate	Coupon

Automobile:
Series 2002-A
Interest only strip	22.9	1.40%	2.25%	12.00%	8.71%
Servicing asset	22.9	1.40	2.25	12.00	8.71
Series 2004-A
Interest only strip	21.8	1.50%	1.75%	12.00%	6.79%
Servicing asset	21.8	1.50	1.75	11.00	6.79

     A summary of the assumptions used to value the home equity retained interests at the time of the Provident acquisition follows:

		Variable	Monthly	Expected
	Weighted-Average	Annual	Principal	Annual	Annual
	Life	Coupon Rate	Repayment	Credit	Discount
	(in months)	to Investors	Rate/CPR(a)	Losses(b)	Rate	Yield(c)

Home Equity:
Series 1998-A	14.1	1.95%	4.42/33.00%	1.25%	6.25%	4.87%
Series 2000-A	16.4	1.74	5.74/33.00	2.40	6.25	5.92

(a)	Monthly principal repayment rate assumption relates to home equity lines of credit and cumulative prepayment rate (CPR) relates to home equity installment loans.

(b)	The home equity securitizations are credit enhanced with cash collateral accounts that are maintained within the securitization vehicle. The cash collateral accounts absorb all credit losses with respect to the securitized loans.

(c)	Yield represents the weighted-average of fixed-rate loan and variable-rate lines of credit.
A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows. The automobile loans consist of the managed portfolio of indirect prime automobile loans. The home equity loans consist of the managed portfolio of prime home equity lines of credit and prime home equity installment loans. The SBA loans consist of loans purchased and then securitized and sold by the Corporation.

			Three Months Ended		Nine Months Ended
	As of September 30, 2005		September 30, 2005		September 30, 2005
		Loans Past
		Due 30		Net		Net
	Principal	Days or	Average	Credit	Average	Credit
(In Millions)	Balance	More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,309.0	$101.6	$2,376.1	$34.1	$2,383.9	$108.2
Automobile	3,226.5	63.9	3,302.9	10.4	3,447.4	29.4
Home Equity	28,725.4	101.7	28,088.0	12.2	26,677.2	36.7
SBA	33.5	4.1	33.0	—	27.9	—

Total loans managed or securitized	34,294.4	271.3	33,800.0	56.7	32,536.4	174.3
Less:
Loans securitized:
Credit Card	1,450.0	47.4	1,164.9	13.9	1,329.4	52.3
Automobile	576.3	14.5	624.3	3.0	727.3	8.9
Home Equity	20.9	.9	37.2	.2	46.3	1.2
SBA	33.5	4.1	33.0	—	27.9	—
Loans held for securitization:
Credit Card	—	—	285.1	—	119.6	—

Loans held in portfolio	$32,213.7	$204.4	$31,655.5	$39.6	$30,285.9	$111.9

			Three Months Ended		Nine Months Ended
	As of September 30, 2004		September 30, 2004		September 30, 2004
		Loans Past
		Due 30
	Principal	Days or	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,421.5	$91.9	$2,446.3	$35.5	$2,475.5	$112.1
Automobile	3,912.5	68.8	3,881.0	10.5	4,044.6	32.0
Home equity	22,997.4	76.3	21,853.1	9.0	18,778.4	25.7
SBA	2.9	2.9	21.0	—	34.6	—

Total loans managed or Securitized	29,334.3	239.9	28,201.4	55.0	25,333.1	169.8
Less:
Loans securitized:
Credit Card	1,450.0	47.0	1,450.0	19.4	1,450.0	57.1
Automobile	1,002.4	16.4	1,051.4	3.1	1,091.0	7.9
Home equity	75.9	1.5	79.7	.4	26.8	.4
SBA	2.9	2.9	21.0	—	34.6	—
Loans held for securitization:
Automobile	—	—	—	—	175.9	—

Loans held in portfolio	$26,803.1	$172.1	$25,599.3	$32.1	$22,554.8	$104.4

Certain cash flows received from the securitization trusts follow:

	Three Months Ended				Nine Months Ended
	September 30, 2005				September 30, 2005
	Credit		Home		Credit		Home
(In Millions)	Card	Automobile	Equity	SBA	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$600.0	$—	$—	$5.6	$600.0	$—	$—	$29.5
Proceeds from collections reinvested in previous securitizations	638.7	—	—	—	2,202.3	—	2.7	—
Servicing fees received	6.8	1.6	.1	—	20.8	5.5	.3	—
Other cash flows received on retained interest	18.6	4.0	.2	.2	60.8	13.1	.8	.5
Proceeds from sales of previously charged-off accounts	.2	—	—	—	.8	—	—	—
Purchases of delinquent or foreclosed assets	—	—	.2	—	—	—	1.0	—

	Three Months Ended				Nine Months Ended
	September 30, 2004				September 30, 2004
	Credit		Home		Credit		Home
(In Millions)	Card	Automobile	Equity	SBA	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$—	$—	$—	$—	$—	$811.2	$—	$—
Proceeds from collections reinvested in previous securitizations	780.3	—	3.0	—	2,319.5	—	3.0	—
Servicing fees received	7.3	2.7	.1	—	21.8	8.3	.1	—
Other cash flows received on retained interest	22.2	6.8	.6	2.7	66.9	14.8	.6	3.2

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the September 30, 2005 fair values to immediate 10% and 20% adverse changes in those assumptions follows. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.
During 2004, actual credit losses for the auto securitizations exceeded their initial projections developed at the time of the securitizations. As a result, the cumulative loss curve was increased to 2.25% in 2004, and this change is reflected in the expected static pool loss assumption disclosed in the sensitivity analysis.

			Variable
			Annual
		Weighted-	Coupon	Monthly	Expected
		average	Rate	Principal	Annual	Annual
	Fair	Life	To	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)(b)	Investors(b)	Rate(b)	Losses(b)	Rate(b)	Yield(b)

Credit Card Loans
Interest-only strips(a)	$3.3	3.2	4.00%	18.35%	5.34%	15.00%	12.32%
As of September 30, 2005
Decline in fair value of 10% adverse change			$1.4	$.2	$2.0	$—	$3.3
Decline in fair value of 20% adverse change			2.8	.4	3.3	—	3.3

(a)	Represents interest-only strips recognized in connection with the credit card securitization series 2001-1, 2002-1 and 2005-1.

(b)	Represents weighted-average assumptions and aggregate declines in fair value for all credit card securitization series.

		Weighted-	Monthly	Expected
		average	Prepayment	Cumulative	Annual	Weighted-
	Fair	Life	Speed	Credit	Discount	Average
(Dollars in Millions)	Value	(in months)(b)	(% ABS)(b)(c)	Losses(b)	Rate(b)	Coupon(b)

Automobile Loans
Interest-only strip(a)	$25.5	12.5	1.50%	2.25%	12.00%	7.21%
As of September 30, 2005
Decline in fair value of 10% adverse change			$.7	$2.6	$.4	$3.7
Decline in fair value of 20% adverse change			1.5	5.0	.7	7.5
Servicing asset(d)
As of September 30, 2005(d)	$4.3	8.5	1.50%	2.25%	11.22%	7.21%
Decline in fair value of 10% adverse change			$.3	$—	$—	$.1
Decline in fair value of 20% adverse change			.7	—	.1	.1

(a)	Represents interest-only strips and servicing assets associated with the automobile securitization series 2004-A and 2002-A.

(b)	Represents weighted-average assumptions and aggregate declines in fair value for all automobile securitization series.

(c)	Absolute prepayment speed.

(d)	Carrying value of servicing assets at September 30, 2005 was $4 million.

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
A summary of lease financings by type follows:

	September 30	December 31	September 30
(In Thousands)	2005	2004	2004

Commercial
Direct financings	$3,070,595	$2,508,415	$2,340,299
Leveraged leases	306,727	327,707	340,633

Total commercial lease financings	3,377,322	2,836,122	2,680,932
Consumer
Retail automobile lease financings	435,467	530,382	570,272

Total net investment in lease financings	$3,812,789	$3,366,504	$3,251,204

The components of the net investment in lease financings follow:

	September 30	December 31	September 30
(In Thousands)	2005	2004	2004

Commercial
Lease payments receivable	$3,362,961	$2,753,551	$2,575,908
Estimated residual value of leased assets	490,664	541,809	551,694

Gross investment in commercial lease financings	3,853,625	3,295,360	3,127,602
Unearned income	(476,303)	(459,238)	(446,670)

Total net investment in commercial lease financings	$3,377,322	$2,836,122	$2,680,932

Consumer
Lease payments receivable	$247,788	$339,840	$360,812
Estimated residual value of leased assets	236,331	263,768	279,439

Gross investment in consumer lease financings	484,119	603,608	640,251
Unearned income	(48,652)	(73,226)	(69,979)

Total net investment in consumer lease financings	$435,467	$530,382	$570,272

A rollforward of the residual value component of lease financings follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2005	2004	2005	2004

Commercial
Beginning balance	$492,770	$453,340	$541,809	$487,007
Additions	14,405	120,828	27,722	120,828
Acquisitions(a)	—	10,213	1,520	26,803
Runoff	(16,511)	(22,869)	(80,387)	(73,126)
Write-downs(b)	—	(9,818)	—	(9,818)

Ending balance	$490,664	$551,694	$490,664	$551,694

Consumer
Beginning balance	$245,882	$54,828	$263,768	$121,630
Additions	—	—	—	—
Acquisitions(a)	—	250,372	—	250,372
Runoff	(9,551)	(28,864)	(29,211)	(96,998)
Recoveries(b)	—	3,103	1,774	4,435

Ending balance	$236,331	$279,439	$236,331	$279,439

(a)	Associated with the acquisition of National City Vendor Finance and Provident. Refer to Note 3 for further details of these acquisitions.

(b)	Primarily represents valuation adjustments made to the lease residual value asset.
During the third quarter of 2005, the Corporation received insurance proceeds totaling $21 million for automobile residual value losses recognized in previous periods and a $5 million recovery from a bankruptcy court settlement associated with a previously written-off commercial lease residual value.
Equipment Leased to Others: Equipment leased to others represents equipment owned by National City that is leased to customers under operating leases. Commercial equipment includes aircraft and other transportation, manufacturing, data processing, medical, and office equipment leased to commercial customers while consumer equipment consists of automobiles leased to retail customers. The majority of the balance of consumer leased equipment at September 30, 2005 was acquired with Provident in July 2004. As discussed above with regard to lease financings, National City ceased originating retail automobile leases in 2000 and plans to let the acquired automobile portfolio run off over time. The totals below also include the carrying value of any equipment previously leased to customers under either operating or financing leases that are in the process of being either re-leased or sold.
A summary of the net carrying value of equipment leased to others by type follows:

	September 30	December 31	September 30
(In Thousands)	2005	2004	2004

Commercial
Cost	$463,048	$341,164	$342,021
Accumulated depreciation	(134,881)	(52,541)	(68,143)

Net carrying value of commercial leased equipment	328,167	288,623	273,878
Consumer
Cost	544,577	849,578	938,226
Accumulated depreciation	(114,419)	(87,414)	(46,423)

Net carrying value of consumer leased equipment	430,158	762,164	891,803

Total net carrying value of equipment leased to others	$758,325	$1,050,787	$1,165,681

7. LOANS, ALLOWANCE FOR LOAN LOSSES AND ALLOWANCE FOR LOSSES ON LENDING-RELATED COMMITMENTS
Total portfolio loans outstanding were recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments associated with acquired loans of $299 million, $328 million, and $321 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.
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

Activity in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2005	2004	2005	2004

Balance at beginning of period	$1,125,127	$1,027,550	$1,188,462	$1,022,720
Provision for loan losses	68,143	100,768	164,459	231,381
Allowance related to loans acquired, sold or securitized	(2,110)	147,235	(2,151)	166,349
Charge-offs:
Commercial	27,170	62,427	101,116	109,942
Commercial construction	1,738	2,334	4,115	2,335
Real estate – commercial	11,567	6,081	24,177	15,360
Real estate – residential	26,773	29,541	97,473	91,774
Home equity lines of credit	9,392	6,388	24,823	19,319
Credit cards and other unsecured lines of credit	32,119	25,134	90,686	83,594
Other consumer	24,629	24,770	70,269	76,239

Total charge-offs	133,388	156,675	412,659	398,563
Recoveries:
Commercial	20,697	22,427	77,026	59,563
Commercial construction	36	50	149	501
Real estate – commercial	1,679	3,515	6,506	10,108
Real estate – residential	13,274	17,978	42,340	41,638
Home equity lines of credit	2,222	2,592	6,288	7,454
Credit cards and other unsecured lines of credit	2,994	2,134	8,956	5,887
Other consumer	9,520	10,106	28,818	30,642

Total recoveries	50,422	58,802	170,083	155,793
Net charge-offs	82,966	97,873	242,576	242,770

Balance at end of period	$1,108,194	$1,177,680	$1,108,194	$1,177,680

Activity in the allowance for losses on lending-related commitments follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2005	2004	2005	2004

Balance at beginning of period	$100,496	$117,069	$100,538	$102,609
Net provision for losses on lending-related commitments	(12,691)	(2,336)	(12,733)	10,346
Allowance related to lending-related commitments acquired	—	11,973	—	13,751

Balance at end of period	$87,805	$126,706	$87,805	$126,706

Nonperforming loans totaled $482 million, $469 million, and $502 million as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively. For loans classified as nonperforming at September 30, 2005, the contractual interest due and actual interest recognized on those loans for the first nine months of 2005 was $34 million and $6 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $109 million, $91 million, and $217 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. Average impaired loans for the first nine months of 2005 and 2004 totaled $108 million and $213 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans as of September 30, 2005, December 31, 2004, and September 30, 2004 was $12 million, $5 million, and $30 million, respectively. At September 30, 2005, December 31, 2004, and September 30, 2004, impaired loans with an associated allowance totaled $40 million, $25 million, and $93 million, respectively, while impaired loans with no associated allowance totaled $69 million, $66 million, and $124 million, respectively, for these same period ends. During the first nine months of 2005 and 2004, interest recognized on impaired loans while they were considered impaired was not material.

8. SECURITIES
Securities available for sale follow:

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

September 30, 2005
U.S. Treasury and Federal agency debentures	$1,034,310	$20,657	$8,344	$1,046,623
Mortgage-backed securities	5,069,935	35,290	44,517	5,060,708
Asset-backed and corporate debt securities	317,443	2,676	446	319,673
States and political subdivisions	631,782	18,773	895	649,660
Other	481,478	24,815	14,554	491,739

Total securities	$7,534,948	$102,211	$68,756	$7,568,403

December 31, 2004
U.S. Treasury and Federal agency debentures	$652,521	$32,621	$2,131	$683,011
Mortgage-backed securities	6,309,061	89,150	21,274	6,376,937
Asset-backed and corporate debt securities	510,358	3,437	626	513,169
States and political subdivisions	705,367	32,010	288	737,089
Other	422,737	32,971	958	454,750

Total securities	$8,600,044	$190,189	$25,277	$8,764,956

September 30, 2004
U.S. Treasury and Federal agency debentures	$535,851	$37,278	$716	$572,413
Mortgage-backed securities	6,749,262	124,630	13,873	6,860,019
Asset-backed and corporate debt securities	673,967	8,648	761	681,854
States and political subdivisions	646,603	39,996	10	686,589
Other	519,649	17,814	593	536,870

Total securities	$9,125,332	$228,366	$15,953	$9,337,745

The other category includes the Corporation’s internally-managed equity portfolio of bank and thrift common stock investments (bank stock fund). The bank stock fund had an amortized cost and fair value of $282 million and $284 million, respectively, at September 30, 2005, compared to an amortized cost and fair value of $208 million and $236 million, respectively, at December 31, 2004, and an amortized cost and fair value of $187 million and $200 million, respectively, at September 30, 2004.
The following table presents the age of gross unrealized losses and associated fair value by investment category.

	September 30, 2005
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and Federal agency debentures	$531,902	$6,131	$94,118	$2,213	$626,020	$8,344
Mortgage-backed securities	2,371,996	23,735	750,382	20,782	3,122,378	44,517
Asset-backed securities and corporate debt securities	103,244	314	44,292	132	147,536	446
States and political subdivisions	78,847	863	2,561	32	81,408	895
Other	130,144	14,074	4,461	480	134,605	14,554

Total	$3,216,133	$45,117	$895,814	$23,639	$4,111,947	$68,756

Management does not believe any individual unrealized loss as of September 30, 2005, represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 5% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.
At September 30, 2005, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $6.4 billion.
At September 30, 2005, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.

For the nine months ended September 30, 2005 and 2004, gross securities gains of $21 million and $14 million, respectively, were recognized. For the nine months ended September 30, 2005 and 2004, gross securities losses of $3 million and $6 million, respectively, were recognized.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2005	2004	2005	2004

Direct Investments:
Carrying value at beginning of period	$302,430	$322,909	$323,028	$300,077
Acquisitions(a)	—	1,847	—	1,847
Investments — new fundings	60,094	34,468	82,069	97,730
Returns of capital and write-offs	(27,836)	(15,356)	(71,014)	(56,427)
Fair value adjustments	1,132	545	1,737	1,186

Carrying value at end of period	$335,820	$344,413	$335,820	$344,413

Indirect Investments:
Carrying value at beginning of period	$342,450	$313,657	$342,517	$294,939
Acquisitions(a)	—	27,436	—	27,436
Investments — new fundings	24,172	22,794	63,090	63,646
Returns of capital and write-offs	(16,004)	(12,888)	(53,172)	(32,564)
Fair value adjustments	(711)	76	(2,528)	(2,382)

Carrying value at end of period	$349,907	$351,075	$349,907	$351,075

Total Principal Investments:
Carrying value at beginning of period	$644,880	$636,566	$665,545	$595,016
Acquisitions(a)	—	29,283	—	29,283
Investments — new fundings	84,266	57,262	145,159	161,376
Returns of capital and write-offs	(43,840)	(28,244)	(124,186)	(88,991)
Fair value adjustments	421	621	(791)	(1,196)

Carrying value at end of period	$685,727	$695,488	$685,727	$695,488

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2005	2004	2005	2004

Principal investment revenue (b)	$9,011	$7,586	$21,934	$25,618

Net principal investment gains (c)	13,537	18,979	32,967	59,381

(a)	Represents principal investments acquired with Provident

(b)	Consists primarily of interest, dividends, and fee income

(c)	Consists primarily of fair value adjustments and realized gains and losses on investments
Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 19.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying value of goodwill was $3.3 billion at September 30, 2005, December 31, 2004, and September 30, 2004. A rollforward of goodwill by line of business as of September 30, 2005 follows:

	January 1	Goodwill	Impairment	September 30
(In Thousands)	2005	Adjustments(a)	Losses	2005

Consumer and Small Business Financial Services	$1,027,598	$127	$—	$1,027,725
Wholesale Banking	1,633,441	18,917	—	1,652,358
National City Mortgage	62,432	(14)	—	62,418
National Consumer Finance	348,019	481	—	348,500
Asset Management	230,923	281	—	231,204
Parent and Other	—	—	—	—

Total	$3,302,413	$19,792	$—	$3,322,205

(a)	Represents goodwill acquired, goodwill sold, and purchase accounting adjustments.
Goodwill sold in connection with the third quarter 2005 sale of Madison Bank & Trust totaled $1 million and is included in Consumer and Small Business Financial Services in the table above. Goodwill recognized in connection with the first quarter 2005 acquisition of National City Vendor Finance totaled $9 million and is included in Wholesale Banking in the above table. Refer to Note 3 for further discussion on recent acquisitions and divestitures.
The Corporation has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit, credit card, operating lease, and other intangibles as shown in the following table. Merchant portfolio intangibles were associated with the former National Processing subsidiary.

	September 30	December 31	September 30
(In Thousands)	2005	2004	2004

Core deposit intangibles
Gross carrying amount	$279,507	$279,413	$258,918
Less: accumulated amortization	137,154	109,167	97,656

Net carrying amount	142,353	170,246	161,262

Credit card intangibles
Gross carrying amount	21,923	17,323	17,323
Less: accumulated amortization	15,723	15,392	15,158

Net carrying amount	6,200	1,931	2,165

Merchant portfolios
Gross carrying amount	—	—	73,499
Less: accumulated amortization	—	—	37,778

Net carrying amount	—	—	35,721

Operating lease
Gross carrying amount	47,205	47,205	47,205
Less: accumulated amortization	40,124	20,298	10,857

Net carrying amount	7,081	26,907	36,348

Other intangibles
Gross carrying amount	47,855	21,644	22,133
Less: accumulated amortization	20,433	7,267	3,829

Net carrying amount	27,422	14,377	18,304

Total finite-lived intangibles
Gross carrying amount	396,490	365,585	419,078
Less: accumulated amortization	213,434	152,124	165,278

Net carrying amount	$183,056	$213,461	$253,800

Amortization expense on finite-lived intangible assets totaled $16 million and $28 million for the three months ended September 30, 2005 and 2004, respectively. Amortization expense on finite-lived intangible assets totaled $61 million and $41 million for the nine months ended September 30, 2005 and 2004, respectively. Amortization expense on finite-lived intangible assets is expected to total $45 million, $37 million, $24 million, $20 million, and $16 million for fiscal years 2006, 2007, 2008, 2009, and 2010, respectively.

11. SERVICING ASSETS
Mortgage Servicing Rights (MSRs): The Corporation recognizes MSRs on residential real estate loans sold servicing retained by the National City Mortgage (NCM) and First Franklin business units. First Franklin began selling certain nonconforming residential real estate loans with servicing retained during the fourth quarter of 2004. MSRs retained from First Franklin sales are transferred to the National City Home Loan Services (NCHLS) business unit subsequent to sale. Changes in the carrying value of MSRs and the associated valuation allowance follow:

	Three Months Ended September 30
	2005			2004
	Conforming	Nonconforming		Conforming	Nonconforming
(In Thousands)	Mortgages	Mortgages	Total	Mortgages	Mortgages	Total

Mortgage servicing rights
Balance at beginning of period	$1,451,749	$40,391	$1,492,140	$2,004,488	$—	$2,004,488
Acquisition (a)	—	—	—	—	45,000	45,000
Additions	134,127	42,050	176,177	130,129	—	130,129
Amortization	(131,837)	(4,020)	(135,857)	(124,754)	(10,391)	(135,145)
SFAS 133 hedge basis adjustments	324,755	—	324,755	(543,716)	—	(543,716)
Sales	(187)	—	(187)	(1,055)	—	(1,055)

Carrying value before valuation allowance at end of period	1,778,607	78,421	1,857,028	1,465,092	34,609	1,499,701

Valuation allowance
Balance at beginning of period	(36,466)	(1,230)	(37,696)	(78,437)	—	(78,437)
Impairment recoveries (charges)	17,263	(674)	16,589	(5,152)	—	(5,152)

Balance at end of period	(19,203)	(1,904)	(21,107)	(83,589)	—	(83,589)

Net carrying value of MSRs at end of period	$1,759,404	$76,517	$1,835,921	$1,381,503	$34,609	$1,416,112

Fair value of MSRs at end of period	$1,783,414	$76,784	$1,860,198	$1,394,194	$34,609	$1,428,803

Unpaid principal balance of loans serviced for others (in millions)	$158,039	$10,958	$168,997	$150,329	$8,036	$158,365

	Nine Months Ended September 30
	2005			2004
	Conforming	Nonconforming		Conforming	Nonconforming
(In Thousands)	Mortgages	Mortgages	Total	Mortgages	Mortgages	Total

Mortgage servicing rights
Balance at beginning of period	$1,596,908	$15,188	$1,612,096	$1,300,612	$—	$1,300,612
Acquisition (a)	—	—	—	—	45,000	45,000
Additions	388,609	70,097	458,706	489,561	—	489,561
Amortization	(369,220)	(6,864)	(376,084)	(364,784)	(10,391)	(375,175)
SFAS 133 hedge basis adjustments	163,840	—	163,840	45,674	—	45,674
Sales	(1,530)	—	(1,530)	(5,971)	—	(5,971)

Carrying value before valuation allowance at end of period	1,778,607	78,421	1,857,028	1,465,092	34,609	1,499,701

Valuation allowance
Balance at beginning of period	(107,230)	—	(107,230)	(2,195)	—	(2,195)
Impairment recoveries (charges)	88,027	(1,904)	86,123	(81,394)	—	(81,394)

Balance at end of period	(19,203)	(1,904)	(21,107)	(83,589)	—	(83,589)

Net carrying value of MSRs at end of period	$1,759,404	$76,517	$1,835,921	$1,381,503	$34,609	$1,416,112

Fair value of MSRs at end of period	$1,783,414	$76,784	$1,860,198	$1,394,194	$34,609	$1,428,803

(a)	Relates to MSRs associated with nonconforming residential real estate loans that were acquired as part of the acquisition of Provident in the third quarter of 2004. These MSRs were sold during the fourth quarter of 2004 as part of the sale of PCFS.
MSRs are periodically evaluated for impairment, and a valuation allowance is established through a charge to income when the carrying value of the MSR, including hedge accounting adjustments (if applicable), exceeds the fair value and is determined to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary write-downs recognized during the first nine months of 2005 or 2004.
The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the valuation. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City’s actual prepayment experience. At September 30, 2005, the fair value of MSRs exceeded the carrying value reported in the consolidated balance sheet by $24 million. This difference represents increases in the fair value of certain MSRs accounted for under SFAS 140 that were not permitted to be recorded above their cost basis, net of accumulated amortization and SFAS 133 adjustments.
The key economic assumptions used to estimate the value of the MSRs at September 30, 2005, December 31, 2004, and September 30, 2004 are presented in the table that follows. A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of September 30, 2005 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	September 30		December 31		September 30
	2005		2004		2004
	Conforming	Nonconforming	Conforming	Nonconforming	Conforming
(Dollars in Millions)	Mortgages	Mortgages	Mortgages	Mortgages	Mortgages

Fair value	$1,783.4	$76.8	$1,501.9	$15.3	$1,394.2
Weighted-average life (in years)	4.3	2.4	3.9	2.5	3.5
Weighted-average constant prepayment rate (CPR)	20.47%	35.44%	23.07%	33.59%	25.07%
Weighted-average discount rate	9.62	13.25	9.52	12.75	9.45
Prepayment rate:
Decline in fair value from 10% adverse change	$95.3	$3.9
Decline in fair value from 20% adverse change	189.9	8.4
Discount rate:
Decline in fair value from 10% adverse change	53.6	1.5
Decline in fair value from 20% adverse change	103.9	3.0

The key economic assumptions used in determining the fair value of MSRs capitalized during the three- and nine-month periods ended September 30, were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2005		2004	2005		2004
	Conforming	Nonconforming	Conforming	Conforming	Nonconforming	Conforming
	Mortgages	Mortgages	Mortgages	Mortgages	Mortgages	Mortgages

Weighted-average life (in years)	4.6	2.5	3.9	4.2	2.5	4.5
Weighted-average CPR	21.50%	33.64%	24.24%	22.70%	33.81%	21.44%
Weighted-average discount rate	9.57	13.20	9.89	9.77	13.03	9.73

Risk associated with declines in the estimated fair value due to increases in mortgage loan prepayments is managed using derivative instruments that are expected to increase in value when interest rates decline. The Corporation typically strives to include the derivative instruments it uses to protect the value of the MSRs associated with conforming mortgages in SFAS 133 hedge relationships in order to record gains and losses on both the assets and the associated derivative instruments simultaneously in the income statement. MSRs not included in the SFAS 133 relationships may not be written up above their initial carrying value, adjusted for amortization, limiting the amount of gains that might otherwise be recognized to offset losses on the derivative instruments, which are always carried at fair value. Notes 1 and 22 provide further discussion on how derivative instruments are accounted for, the nature of the derivative instruments used by the Corporation, the risks associated with their use, and ineffective hedge and other gains and losses associated with derivative instruments during the current and prior year.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2005	2004	2005	2004

Commercial real estate servicing assets
Balance at beginning of period	$132,528	$—	$125,778	$—
Acquisitions	—	122,694	—	122,694
Additions	5,638	8,022	20,588	8,022
Amortization	(4,796)	(4,516)	(12,680)	(4,516)
Sales	—	—	(316)	—

Carrying value before valuation allowance at end of period	133,370	126,200	133,370	126,200

Valuation allowance
Balance at beginning of period	(850)	—	(1,032)	—
Acquisitions	—	(1,030)	—	(1,030)
Impairment recoveries	15	56	197	56

Balance at end of period	(835)	(974)	(835)	(974)

Net carrying value of servicing assets at end of period	$132,535	$125,226	$132,535	$125,226

Unpaid principal balance of loans serviced for others (in millions)	$13,715	$11,043

12. BORROWED FUNDS
Detail of borrowed funds follows:

	September 30	December 31	September 30
(In Thousands)	2005	2004	2004

U.S. Treasury notes	$2,733,747	$1,024,477	$6,373,640
Commercial paper	1,142,029	415,490	896,437
Federal Home Loan Bank advances	1,150,000	—	—
Senior bank notes	79,000	195,000	100,000
Other	347,895	400,933	257,263

Total borrowed funds	$5,452,671	$2,035,900	$7,627,340

Weighted-average rate	3.55%	1.93%	1.50%

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At September 30, 2005, $524 million of U.S. Treasury notes were callable on demand by the U.S. Treasury and $2.2 billion of the notes were term notes with stated maturities of less than one month. At December 31, 2004, all U.S Treasury notes were callable on demand by the U.S. Treasury. At September 30, 2004, $6.3 billion of U.S. Treasury notes were callable on demand by the U.S. Treasury and $65 million of the notes were term notes with stated maturities of less than one month.
Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation, and is due in six months or less. The FHLB Advances represent short term borrowings with maturities of five months or less. The senior bank notes are issued by National City’s bank subsidiaries and have maturities of four months or less.
The other category at September 30, 2005, December 31, 2004, and September 30, 2004 included liabilities totaling $236 million, $233 million, and $214 million, respectively, related to mortgage loans available for repurchase under GNMA optional repurchase programs. See further discussion in Note 1.

13. LONG-TERM DEBT
The composition of long-term debt follows. This note excludes the discussion and amounts associated with the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 14 for further discussion on these obligations.

	September 30	December 31	September 30
(In Thousands)	2005	2004	2004

3.20% fixed-rate senior notes due 2008	$289,318	$292,800	$296,385
3.125% fixed-rate senior notes due 2009	190,123	192,335	194,949
4.90% fixed-rate senior notes due 2015	396,932	—	—
4.04% variable-rate senior notes due 2010	299,895	—	—
8.375% fixed-rate senior notes due 2032	74,210	74,312	74,545
7.20% fixed-rate subordinated notes redeemed 2005	—	251,559	252,859
5.75% fixed-rate subordinated notes due 2009	309,742	318,533	324,348
6.875% fixed-rate subordinated notes due 2019	796,619	783,528	803,807
Other	—	880	880

Total holding company	2,356,839	1,913,947	1,947,773
Senior Bank Notes	22,996,805	18,549,507	17,987,170
7.25% fixed-rate subordinated notes due 2010	248,431	256,219	261,867
6.30% fixed-rate subordinated notes due 2011	214,935	220,220	224,914
7.25% fixed-rate subordinated notes due 2011	198,806	198,658	198,609
6.25% fixed-rate subordinated notes due 2011	319,899	327,249	334,187
6.20% fixed-rate subordinated notes due 2011	522,060	530,820	541,970
4.63% fixed-rate subordinated notes due 2013	299,380	299,318	299,298
4.25% fixed-rate subordinated notes due 2018	230,572	224,424	229,762
Federal Home Loan Bank advances	4,773,477	4,904,387	4,964,756
Secured debt financings	147,125	666,614	893,022
Other	15,932	—	—

Total bank subsidiaries	29,967,422	26,177,416	25,935,555

Total long-term debt	$32,324,261	$28,091,363	$27,883,328

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
A summary of par values and weighted-average rates of long-term debt as of September 30, 2005 follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk, amortization of discounts, and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-Average	Weighted-Average
(Dollars in Thousands)	Par Value	Contractual Rate	Effective Rate

Senior bank notes	$23,036,454	3.78%	3.76%
Subordinated notes	2,975,000	6.15	4.46
Senior notes	1,275,000	4.22	3.99
FHLB advances	4,727,380	3.96	3.59
Secured debt financings	145,761	7.10	5.11
Other	15,932	5.93	5.93

Total long-term debt	$32,175,527	4.06%	3.85%

For the first nine months of 2005, senior bank notes with a par value of $11.1 billion were issued by National City’s bank subsidiaries. At September 30, 2005, senior bank notes totaling $3.3 billion were contractually based on a fixed rate of interest and $19.7 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2005 to 2078.
All subordinated notes of the bank subsidiaries pay interest semi-annually and may not be redeemed prior to maturity. The 8.375% senior notes of the holding company were acquired with Provident, pay interest quarterly, and are callable on July 15, 2007. All remaining senior notes and subordinated notes of the holding company pay interest semi-annually and may not be redeemed prior to maturity. During the first nine months of 2005, the holding company issued senior notes with a par value of $700 million.
At September 30, 2005, FHLB advances consisted of $857 million of fixed-rate obligations and $3.9 billion of variable-rate obligations. The Corporation’s maximum borrowing limit with the FHLB totaled $8.4 billion at September 30, 2005. The Corporation pledged $25.7 billion in residential real estate loans, $69 million in commercial real estate loans, and $10.2 billion in home equity lines of credit as collateral against FHLB borrowings at September 30, 2005. FHLB advances have maturities ranging from 2005 to 2030.
Secured debt financings were obtained from acquisitions, primarily Provident. At September 30, 2005, secured debt financings relate to fixed obligations of $145 million and $1 million collateralized by automobile and equipment leases, respectively. The automobile lease secured debt financings pay interest monthly, may be redeemed prior to maturity, and were collateralized by $274 million in automobile leases and $83 million in cash at September 30, 2005. The equipment lease secured debt financings outstanding at September 30, 2005 pay interest quarterly, may not be redeemed prior to maturity, and were collateralized by $1 million in equipment leases. Secured debt financings have contractual maturities ranging from 2005 to 2008. During the first nine months of 2005, the Corporation called obligations secured by automobile leases totaling $363 million.
14. JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS AND CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION
As of September 30, 2005, National City sponsored seven trusts, First of America Capital Trust I, Fort Wayne Capital Trust I, Allegiant Capital Trust II, Provident Capital Trust I, Provident Capital Trust III, Provident Capital Trust IV, and Banc Services Corp. Statutory Trust I, of which 100% of the common equity is owned by the Corporation. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust.
Distributions on the capital securities issued by First of America Capital Trust I, Fort Wayne Capital Trust I, and Provident Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Allegiant Capital Trust II, Provident Capital Trust III, and Provident Capital Trust IV are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Banc Services Corp. Statutory Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 3.45 basis points, with a maximum interest rate of 11.95%. The interest rate associated with the Banc Services Corp. Statutory Trust capital securities was 7.41% at September 30, 2005.
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

	September 30	December 31	September 30
(In Thousands)	2005	2004	2004

8.12% junior subordinated debentures owed to First of America Capital Trust I due January 31, 2027	$154,640	$154,640	$154,640
9.85% junior subordinated debentures owed to Fort Wayne Capital Trust I due April 15, 2027	30,928	30,928	30,928
9.00% junior subordinated debentures owed to Allegiant Capital Trust II due September 30, 2031	43,200	44,626	45,100
8.60% junior subordinated debentures owed to Provident Capital Trust I due December 1, 2026	110,942	115,988	117,670
10.25% junior subordinated debentures owed to Provident Capital Trust III due December 31, 2030	116,987	120,477	127,464
9.45% junior subordinated debentures owed to Provident Capital Trust IV due March 30, 2031	129,092	130,251	133,469
Variable-rate junior subordinated debentures owed to Banc Services Corp. Statutory Trust I due June 26, 2032	7,568	7,719	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$593,357	$604,629	$609,271

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
Regulatory and other capital measures follow:

	September 30		December 31		September 30
	2005		2004		2004
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity/assets	$12,920,287	8.82%	$12,803,529	9.19%	$12,492,474	9.15%
Total common equity/assets	12,920,287	8.82	12,803,529	9.19	12,492,474	9.15
Tangible common equity/tangible assets	9,415,026	6.58	9,287,655	6.84	8,930,174	6.72
Tier 1 capital	9,913,361	7.68	9,815,314	8.25	9,541,848	8.23
Total risk-based capital	13,913,530	10.78	14,023,018	11.79	13,757,844	11.86
Leverage	9,913,361	7.03	9,815,314	7.31	9,541,848	7.35

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
National City Corporation’s Tier 1, total risk-based capital, and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at all of National City’s subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was September 15, 2005, each of the Corporation’s subsidiary banks were considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank’s capital category. As of December 31, 2004 and September 30, 2004, each of the subsidiary banks was also categorized as well-capitalized.

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
The Corporation’s subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $32 million at September 30, 2005.
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
Dividends paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations. At September 30, 2005, the subsidiary banks may pay dividends of $1.8 billion, plus an additional amount equal to their net profits for the remainder of 2005, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.
16. STOCKHOLDERS’ EQUITY
A summary of outstanding shares of preferred and common stock follows:

	September 30	December 31	September 30
	2005	2004	2004

Preferred Stock, no par value, $100 liquidation value per share, authorized 5,000,000 shares	70,272	70,272	70,272
Common Stock, $4 par value, authorized 1,400,000,000 shares	628,892,825	646,749,650	658,272,817

Stock Repurchases: On October 24, 2005, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock, subject to an aggregate purchase limit of $1.6 billion. This new authorization was incremental to the previous share repurchase authorization approved by the Board of Directors on December 21, 2004. Repurchases under the December 21, 2004 authorization were completed during October 2005. Shares repurchased under these programs are held for reissue in connection with stock compensation plans and for general corporate purposes. During the first nine months of 2005 and 2004, the Corporation repurchased 28.8 million and 27.2 million shares of its common stock, respectively.
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
Preferred Securities of Subsidiaries: As part of the acquisition of Provident, PFGI Capital Corporation (PFGI Capital) became a consolidated subsidiary of the Corporation. The purpose of PFGI Capital is to hold and manage commercial mortgage loan assets and other authorized investments acquired from the Corporation to generate net income for distribution to its stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes. PFGI Capital issued 6.6 million equity units (PRIDES) to outside investors for $165 million. This ownership by outside investors is accounted for as a minority interest in the consolidated financial statements. Each PRIDES was comprised of two components – a 3-year forward purchase contract (which expired August 17, 2005) and PFGI Capital Series A Preferred Stock. During the first nine months of 2005, all PRIDES holders exercised their Forward Purchase Contracts which entitled them to purchase 6,444,223 newly issued shares of National City common stock for $165 million.

Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows.

	Nine Months Ended
	September 30
(In Thousands)	2005	2004

Accumulated unrealized gains on securities available for sale at January 1, net of tax	$107,193	$132,318
Net unrealized (losses) gains for the period, net of tax (benefit) expense of $(39,708) in 2005 and $6,008 in 2004	(73,744)	11,157
Reclassification adjustment for gains included in net income, net of tax expense of $6,301 in 2005 and $2,914 in 2004	(11,703)	(5,411)

Effect on other comprehensive income for the period	(85,447)	5,746

Accumulated unrealized gains on securities available for sale at September 30, net of tax	$21,746	$138,064

Accumulated unrealized losses on derivatives used in cash flow hedging relationships at January 1, net of tax	$(6,605)	$(67,631)
Net unrealized gains (losses) for the period, net of tax expense (benefit) of $11,815 in 2005 and $(26,865) in 2004	21,943	(49,892)
Reclassification adjustment for losses included in net income, net of tax benefit of $1,669 in 2005 and $35,933 in 2004	3,100	66,732

Effect on other comprehensive income for the period	25,043	16,840

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at September 30, net of tax	$18,438	$(50,791)

Accumulated other comprehensive income at January 1, net of tax	$100,588	$64,687
Other comprehensive (loss) income, net of tax	(60,404)	22,586

Accumulated other comprehensive income at September 30, net of tax	$40,184	$87,273

17. NET INCOME PER COMMON SHARE
Basic and diluted net income per common share calculations follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in Thousands, Except Per Share Amounts)	2005	2004	2005	2004

Basic
Net income	$477,831	$590,715	$1,587,100	$1,820,129
Less preferred dividends	415	393	1,201	393

Net income applicable to common stock	477,416	590,322	1,585,899	1,819,736

Average common shares outstanding	635,857,605	663,338,716	638,555,538	629,574,688

Net income per common share — basic	$.75	$.88	$2.48	$2.89

Diluted
Net income	$477,831	$590,715	$1,587,100	$1,820,129

Average common shares outstanding	635,857,605	663,338,716	638,555,538	629,574,688
Stock awards	7,666,197	10,734,362	6,905,313	7,941,243
Convertible preferred stock	1,121,541	1,121,541	1,121,541	376,576
Forward contracts	42,561	1,948,599	492,171	654,274

Average common shares outstanding — diluted	644,687,904	677,143,218	647,074,563	638,546,781

Net income per common share — diluted	$.74	$.86	$2.45	$2.85

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.
Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock, commitments to issue additional shares pursuant to forward contracts, and certain unvested restricted stock and unexercised stock option awards. During 2004, the Corporation issued convertible preferred stock and assumed an obligation to issue additional shares under forward contracts in connection with the acquisition of Provident (see discussion of forward contracts in Note 16). For the three— and nine-month periods ended September 30, 2005, options to purchase 4,819,775 and 7,807,219 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Comparably, for the three- and nine-month periods ended September 30, 2004, options to purchase 1,461,955 and 2,732,436 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share. Diluted net income is not adjusted for preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period.
18. INCOME TAX EXPENSE
The composition of income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2005	2004	2005	2004

Applicable to income exclusive of securities transactions	$254,970	$293,604	$809,868	$920,593
Applicable to securities transactions	(245)	(388)	6,444	1,423

Income tax expense	$254,725	$293,216	$816,312	$922,016

The effective tax rate for the three- and nine-month periods ended September 30, 2005 was 34.8% and 34.0%, respectively. The effective tax rate for the three- and nine-month periods ended September 30, 2004 was 33.2% and 33.6%, respectively.
19. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS
Commitments: A summary of the contractual amount of significant commitments follows:

	September 30	December 31	September 30
(In Thousands)	2005	2004	2004

Commitments to extend credit:
Commercial	$21,564,176	$19,891,479	$17,860,398
Residential real estate	13,599,065	14,126,791	19,244,682
Revolving home equity and credit card lines	34,025,948	32,095,788	30,657,743
Other	578,814	416,751	723,391
Standby letters of credit	4,614,630	4,227,310	4,181,424
Commercial letters of credit	349,858	260,081	309,823
Net commitments to sell mortgage loans and mortgage-backed securities	6,115,328	6,314,013	7,557,920
Net commitments to sell commercial real estate loans	251,127	241,737	124,837
Commitments to fund principal investments	271,589	263,878	237,821
Commitments to fund civic and community investments	355,107	313,257	281,704

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
Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $19.2 billion and $54.1 billion for the third quarter and the first nine months of 2005, respectively, and were $20.2 billion and $62.4 billion for the same 2004 periods, respectively. Total loans repurchased or indemnified during the third quarter and first nine months of 2005 were $86 million and $282 million, respectively, and total loans repurchased or indemnified for the same 2004 periods were $150 million and $312 million, respectively. Loans indemnified that remained outstanding as of September 30, 2005, December 31, 2004, and September 30, 2004 totaled $314 million, $228 million, and $204 million, respectively. In addition, total loans sold of $125 million, $292 million, and $366 million remained uninsured as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans at September 30, 2005 will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $25 million and $68 million for the third quarter and the first nine months of 2005, respectively. Losses charged against the liability for the third quarter and first nine months of 2004 were $41 million and $99 million, respectively. At September 30, 2005, December 31, 2004, and September 30, 2004, the liability for estimated losses on repurchase and indemnification was $237 million, $209 million, and $197 million, respectively, and was included in other liabilities on the balance sheet.
In connection with the acquisition of Provident in July 2004, the Corporation assumed a guarantee made to Fannie Mae on behalf of its acquired subsidiary Red Mortgage Capital, an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. As of September 30, 2005, Red Mortgage Capital serviced loans, with risk sharing under the DUS program, had outstanding principal balances aggregating $4.2 billion. The guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $8 million, $10 million and $10 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.
The guarantee liability for standby letters of credit was $53 million, $59 million, and $56 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. This liability was recorded in other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.
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

Under the terms of the National Processing sale agreement, the Corporation retained the contractual obligation to process card transactions for United Airlines, Inc., which is currently operating under Chapter 11 protection. The Corporation was paid $36 million to retain this obligation. Pursuant to FASB Interpretation 45, regarding accounting for guarantees, this amount is deemed to be the fair value of this obligation and is included in accrued expenses and other liabilities. In the event of liquidation of United Airlines, the Corporation could become financially responsible for refunding tickets purchased through VISA® and MasterCard® under the chargeback rules of those associations. At September 30, 2005, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract, was approximately $845 million. Based upon available information, this amount represents management’s best estimate of its maximum potential chargeback exposure related to United Airlines, Inc. As of September 30, 2005, the Corporation held no significant collateral under this contract. In April 2005, the bankruptcy court entered an order approving and authorizing United Airlines, Inc. to enter into a Stipulation and Agreed Order, which among other things, establishes a contract termination date of January 16, 2006. On October 21, 2005, the bankruptcy court entered an order permitting United Airlines to enter into a card processing agreement with a successor processor.
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
A claim has been asserted against a subsidiary of the Corporation concerning management of investments held in a trust. The complaint alleges failure to adequately and timely diversify investments held in this trust, which resulted in investment losses. The plaintiffs are seeking damages of as much as $100 million. In September 2005, the court entered an order vacating the trial date and requesting that the Corporation prepare and submit an order granting its motion for summary judgment. The Corporation has submitted the order granting its motion for summary judgment. Upon entry of that order by the court, there may be an appeal. Management continues to believe that this claim does not have merit and that the risk of material loss is unlikely.
Antitrust class action lawsuits have been filed against Visa®, MasterCard®, and several major financial institutions, including five cases naming the Corporation and its subsidiary, National City Bank of Kentucky. The plaintiffs, merchants operating commercial businesses throughout the U.S., claim that the interchange fees charged by card issuing banks are unreasonable and seek injunctive relief and unspecified damages. Given the preliminary stage of these suits, it is not possible for management to assess the probability of a material adverse outcome, or the range of possible damages, if any.
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
On January 1, 2003, the Corporation prospectively adopted the fair value method of accounting for stock options under SFAS 123. Further discussion of the impact of this change is included in Note 1. During the third quarter and first nine months of 2005, compensation expense recognized related to stock options totaled $4 million and $15 million, respectively, compared with compensation expense recognized for the same comparable periods in 2004 of $7 million and $18 million.
Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation recognizes compensation expense over the restricted period. The weighted-average grant-date fair value of restricted share awards granted during the third quarter and first nine months of 2005 were $35.51and $35.90, respectively, and $35.81 and $35.22, respectively, for the third quarter and first nine months of 2004. Compensation expense recognized for restricted share plans during the third quarter and first nine months of 2005 totaled $9 million and $28 million, respectively, and $8 million and $21 million, respectively, for the third quarter and first nine months of 2004.
Option and Restricted Stock Award Activity: Stock option and restricted stock award activity follows:

			Weighted-
			Average
			Exercise
	Shares Outstanding		Price Per
	Awards	Options	Share

January 1, 2004	3,781,641	50,851,242	$28.52
Acquisition	—	9,285,357	26.16
Cancelled	(172,658)	(325,091)	30.39
Exercised	(631,266)	(11,076,825)	25.39
Granted	1,919,008	7,321,292	35.83

September 30, 2004	4,896,725	56,055,975	$29.69

January 1, 2005	4,838,125	54,700,740	$29.83
Cancelled	(225,611)	(636,470)	32.86
Exercised	(584,915)	(5,624,937)	24.93
Granted	695,915	1,456,257	35.90

September 30, 2005	4,723,514	49,895,590	$30.52

Cancelled activity includes both forfeited and expired awards and options.
Information about stock options outstanding at September 30, 2005, follows:

			Weighted-
			Average
		Weighted-	Remaining		Weighted-
		Average	Contractual		Average
Range of		Exercise	Life		Exercise
Exercise Prices	Outstanding	Price	(in years)	Exercisable	Price

$ 5.46-$12.99	13,439	$8.23	1.0	13,439	$8.23
13.00-19.99	4,234,818	18.17	4.4	4,234,818	18.17
20.00-26.99	3,196,556	24.57	4.8	3,196,556	24.57
27.00-33.99	31,951,182	30.87	5.1	29,375,728	30.62
34.00-40.99	10,172,591	36.04	6.6	5,250,475	36.24
41.00-47.99	327,004	43.63	2.5	327,004	43.63

Total	49,895,590	$30.52	5.3	42,398,020	$29.71

At September 30, 2005 and 2004, options for 42,398,020 and 45,584,137 shares of common stock, respectively, were exercisable. As of September 30, 2005, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 26 million and 11 million shares, respectively.

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
Using an actuarial measurement date of October 31, 2004 and 2003, components of net periodic cost for the three-and nine-month periods ended September 30 follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2005	2004	2005	2004

Pension Benefits
Service cost	$14,885	$13,847	$44,655	$41,541
Interest cost	21,293	20,681	63,878	62,044
Expected return on plan assets	(34,498)	(31,825)	(103,494)	(95,475)
Amortization of prior service cost	(1,189)	(1,189)	(3,566)	(3,566)
Recognized net actuarial loss	375	743	1,125	2,228

Net periodic cost	$866	$2,257	$2,598	$6,772

Other Postretirement Benefits
Service cost	$846	$849	$2,538	$2,514
Interest cost	2,233	2,240	6,698	6,949
Amortization of prior service cost	24	24	72	72
Transition obligation	351	351	1,051	1,051
Recognized net actuarial loss	244	340	735	1,336

Net periodic cost	$3,698	$3,804	$11,094	$11,922

Actuarial assumptions used to calculate the net periodic pension and the postretirement benefits and costs were as follows:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004

Weighted-Average Assumptions
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	2.75-7.50	2.75-7.50	2.75-7.50	2.75-7.50
Expected long-term return on plan assets	8.5	8.5	—	—

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
The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At September 30, 2005, December 31, 2004, and September 30, 2004, obligations of $94 million, $90 million, and $89 million, respectively, were included in accrued expenses and other liabilities for these plans. Expenses related to these plans totaled $4 million and $12 million for the third quarter and first nine months of 2005, respectively, and $3 million and $10 million for the third quarter and first nine months of 2004, respectively.
Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2005 and 2004, the Corporation provided up to a 6.9%

matching contribution. Matching contributions totaled $18 million and $63 million for the third quarter and first nine months of 2005, respectively, and $17 million and $57 million for the third quarter and first nine months of 2004, respectively.
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
Credit risk occurs when a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At September 30, 2005, these collateral agreements covered 99.9% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At September 30, 2005, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $242 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $100 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer.
Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage banking loan commitment is based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The change in fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices. The probability that the loan will be funded is derived from the Corporation’s own historical empirical data. The change in value of the underlying mortgage loan is measured from the commitment date. At the time of issuance, the estimated fair value of the commitment is zero. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on September 30, 2005, December 31, 2004, and September 30, 2004.

Fair Value Hedges: The Corporation primarily uses interest rate swaps, interest rate futures, interest rate caps and floors, interest rate options, interest rate forwards, and forward purchase and sales commitments to hedge the fair values of mortgage and commercial real estate loans held for sale, mortgage servicing rights, and certain fixed-rate commercial loans for changes in interest rates.
The Corporation also uses receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged include purchased certificates of deposit, long-term FHLB advances, senior and subordinated long-term debt, and senior bank notes.
For the three- and nine-month periods ended September 30, 2005, the Corporation recognized total net ineffective fair value hedge gains of $6 million and $60 million, respectively. For the same periods in 2004, the Corporation recognized total net ineffective fair value hedge losses of $2 million and $82 million, respectively. Detail of net ineffective hedge gains and losses by hedge strategy are presented in the tables on pages 44-45. Net ineffective hedge gains and losses for mortgage servicing rights and mortgage loans held for sale are included in mortgage banking revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial loans, commercial real estate loans held for sale, and fixed-rate funding products are included in other noninterest income on the income statement. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness during the first nine months of 2005 and 2004.
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
For the three- and nine-month periods ended September 30, 2005, the Corporation recognized net ineffective cash flow hedge losses of $108 thousand and $292 thousand, respectively. For the same periods in 2004, the Corporation recognized net ineffective cash flow hedge gains of $66 thousand and $232 thousand, respectively. These gains (losses) are included in other noninterest income on the income statement. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness during either the first nine months of 2005 or 2004.
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At September 30, 2005, December 31, 2004, and September 30, 2004, accumulated other comprehensive income included a deferred after-tax net gain (loss) of $18 million, $(7) million and $(51) million, respectively, related to derivatives used to hedge funding cash flows. See Note 16 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative gain included in accumulated other comprehensive income at September 30, 2005 was projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through July 2008, with $23 million of after-tax net gain expected to be recognized in interest expense within the next year. During the three- and nine-month periods ended September 30, 2005, pretax gains (losses) of $1 million and $(21) million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. For the same 2004 periods, pretax losses of $36 million and $99 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. During the nine-month period ended September 30, 2005, a pretax gain of $8 million was reclassified from other comprehensive income to noninterest expense as a component of the net gain on the extinguishment of certain variable-rate secured debt financings collateralized by automobile leases. No such reclassification occurred during the third quarter of 2005. During the first nine months of 2004, a pretax loss of $4 million was reclassified from other comprehensive income to noninterest income due to cash flow hedges that were discontinued because the forecasted debt issuances originally contemplated were not probable of occurring.

Summary information regarding the interest rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at September 30, 2005, December 31, 2004, and September 30, 2004 follows:

	September 30, 2005			Net Ineffective		December 31, 2004
		Derivative		Hedge Gains (Losses)			Derivative
				Three	Nine
				Months Ended	Months Ended
				September 30,	September 30,	Notional
(In Millions)	Notional Amount	Asset	Liability	2005	2005	Amount	Asset	Liability

Fair Value Hedges
Loans
Receive-fixed interest rate swaps	$69	$1.8	$.1			$68	$2.1	$.1
Receive-fixed interest rate swaptions sold	—	—	—			25	—	—
Pay-fixed interest rate swaps	3,710	33.6	52.6			3,492	13.3	104.2
Pay-fixed interest rate swaptions sold	50	—	.8			175	—	3.5
Interest rate caps sold	285	—	.1			640	—	.3
Interest rate floors sold	260	—	.7			260	—	3.2
Interest rate futures purchased	3,739	—	—			2,070	—	—
Interest rate futures sold	4,234	—	—			3,306	—	—

Total	12,347	35.4	54.3	$5.6	$17.5	10,036	15.4	111.3

Mortgage loans held for sale
Forward commitments to sell mortgage loans and mortgage-backed securities	3,393	16.1	1.9			6,565	7.5	—
Receive-fixed interest rate swaps	1,325	47.6	—			410	16.6	1.6
Pay-fixed interest rate swaps	—	—	—			550	—	28.2
Pay-fixed interest rate swaptions purchased	500	4.3	—			500	2.2	—
Pay-fixed interest rate swaptions sold	—	—	—			250	—	4.6
Interest rate caps purchased	3,250	6.9	—			5,000	19.5	—
Interest rate futures purchased	—	—	—			1,335	—	—

Total	8,468	74.9	1.9	.4	4.5	14,610	45.8	34.4
Commercial real estate loans held for sale Forward commitments to sell commercial real estate loans	25	—	—	(.1)	(.1)	—	—	—

Mortgage servicing rights
Forward commitments to purchase mortgage loans and mortgage-backed securities	8,315	—	57.2			8,157	—	18.7
Receive-fixed interest rate swaps	12,430	106.2	173.3			7,755	187.0	77.0
Receive-fixed interest rate swaptions purchased	—	—	—			1,492	14.5	—
Receive-fixed interest rate swaptions sold	500	—	.1			497	—	2.3
Pay-fixed interest rate swaps	2,000	7.2	—			200	—	23.3
Pay-fixed interest rate swaptions purchased	19,150	54.4	—			6,150	20.0	—
Pay-fixed interest rate swaptions sold	1,400	—	31.9			635	—	8.5
Principal-only interest rate swaps	779	.4	6.0			903	—	15.3
Interest rate caps purchased	29,050	45.7	—			28,900	30.7	—
Interest rate caps sold	3,000	—	.2			2,984	—	1.9
Interest rate floors purchased	1,500	—	—			1,492	1.4	—
Interest rate futures purchased	1,358	—	—			—	—	—

Total	79,482	213.9	268.7	(.7)	36.6	59,165	253.6	147.0

Funding
Receive-fixed interest rate swaps	7,725	205.2	92.3			6,802	265.6	68.1
Callable receive-fixed interest rate swaps	2,825	3.2	61.8			2,893	11.9	52.4

Total	10,550	208.4	154.1	.4	1.1	9,695	277.5	120.5

Total derivatives used in fair value hedges	110,872	532.6	479.0	5.6	59.6	93,506	592.3	413.2

Cash Flow Hedges
Funding
Receive-fixed interest rate swaps	—	—	—			152	2.6	—
Pay-fixed interest rate swaps	275	3.7	—			8,102	38.4	17.2
Interest rate caps purchased	4,800	23.6	—			4,860	17.6	—

Total	5,075	27.3	—	(.1)	(.3)	13,114	58.6	17.2

Total derivatives used in cash flow hedges	5,075	27.3	—	(.1)	(.3)	13,114	58.6	17.2

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$115,947	$559.9	$479.0	$5.5	$59.3	$106,620	$650.9	$430.4

	September 30, 2004			Net Ineffective
		Derivative		Hedge Gains (Losses)
				Three	Nine
				Months Ended	Months Ended
(In Millions)	Notional Amount	Asset	Liability	September 30, 2004	September 30, 2004

Fair Value Hedges
Loans
Receive-fixed interest rate swaps	$60	$2.3	$—
Receive-fixed interest rate swaptions sold	25	—	.1
Pay-fixed interest rate swaps	3,367	4.0	144.1
Callable pay-fixed interest rate swaps	16	—	1.5
Pay-fixed interest rate swaptions sold	175	—	4.7
Interest rate caps sold	715	—	.4
Interest rate floors sold	360	—	5.3
Interest rate futures purchased	1,928	—	—
Interest rate futures sold	2,550	—	—

Total	9,196	6.3	156.1	$6.1	$20.1

Mortgage loans held for sale
Forward commitments to purchase and sell mortgage loans and mortgage-backed securities	5,014	—	52.7
Receive-fixed interest rate swaps	425	12.9	—
Pay-fixed interest rate swaps	800	—	80.1
Pay-fixed interest rate swaptions purchased	500	4.1	—
Pay-fixed interest rate swaptions sold	250	—	8.5
Interest rate caps purchased	9,000	14.0	—
Interest rate futures purchased	900	—	—

Total	16,889	31.0	141.3	(2.9)	(45.4)

Mortgage servicing assets
Forward commitments to purchase mortgage loans and mortgage-backed securities	6,148	49.6	—
Receive-fixed interest rate swaps	9,002	366.8	32.1
Receive-fixed interest rate swaptions purchased	1,500	26.2	—
Receive-fixed interest rate swaptions sold	500	—	3.5
Pay-fixed interest rate swaptions purchased	7,148	31.2	—
Pay-fixed interest rate swaptions sold	1,635	—	25.7
Principal-only interest rate swaps	461	3.0	3.4
Interest rate caps purchased	29,390	40.2	—
Interest rate caps sold	2,999	—	3.2
Interest rate floors purchased	1,500	8.0	—

Total	60,283	525.0	67.9	(6.5)	(58.0)

Funding
Receive-fixed interest rate swaps	6,709	350.4	6.2
Callable receive-fixed interest rate swaps	3,067	19.7	5.0

Total	9,776	370.1	11.2	.9	1.0

Total derivatives used in fair value hedges	96,144	932.4	376.5	(2.4)	(82.3)

Cash Flow Hedges
Funding
Receive-fixed interest rate swaps	169	3.3	—
Pay-fixed interest rate swaps	8,273	17.6	50.8
Interest rate caps purchased	4,875	13.9	—

Total	13,317	34.8	50.8	.1	.2

Total derivatives used in cash flow hedges	13,317	34.8	50.8	.1	.2

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$109,461	$967.2	$427.3	$(2.3)	$(82.1)

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

	Net Derivative Asset (Liability)			Net Gains (Losses)
				Three Months Ended		Nine Months Ended
	September 30	December 31	September 30	September 30		September 30
(In Millions)	2005	2004	2004	2005	2004	2005	2004

Other derivative instruments
Mortgage-banking-related:
Mortgage servicing right risk management	$(40.8)	$12.7	$6.1	$26.7	$171.6	$145.7	$537.2
Mortgage loan commitments and mortgage loan risk management	21.0	4.5	(12.9)	(.2)	172.2	125.8	49.4

Total mortgage-banking related	(19.8)	17.2	(6.8)	26.5	343.8	271.5	586.6

Customer risk management	21.2	13.7	12.2	4.7	2.4	11.9	8.9
Other	7.7	37.3	31.6	(10.5)	(7.6)	14.2	14.6

Total other	28.9	51.0	43.8	(5.8)	(5.2)	26.1	23.5

Total other derivative instruments	$9.1	$68.2	$37.0	$20.7	$338.6	$297.6	$610.1

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
National City Mortgage (NCM) primarily originates conventional residential mortgage and home equity loans both within National City’s banking footprint and nationally. NCM’s activities also include servicing mortgage loans for third-party investors. Mortgage loans originated by NCM generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During the first nine months of 2005, approximately 46% of NCM mortgage loans were originated through wholesale and correspondent channels, while 54% were originated through retail mortgage branches operated by NCM nationally, or through CSB bank branches within National City’s banking footprint. Significant revenue streams for NCM include net interest income on loans held for sale and fee income related to the origination, sale and servicing of loans. Expenses include personnel costs, branch office costs, third-party outsourcing and loan collection expenses.
National Consumer Finance (NCF) is comprised of four business units involved in the origination and servicing of home equity loans and nonconforming residential mortgage loans. Loans are originated nationally through correspondent relationships and a network of brokers. Nonconforming mortgage loans are originated by First Franklin Financial Corporation (First Franklin), a business unit within NCF, principally through wholesale channels, including a national network of brokers and mortgage bankers. During the first nine months of 2005, 30% of First Franklin originated loans were retained in portfolio at NCF’s National City Home Loan Services business unit compared to approximately 32% for the same period in 2004. During the first nine months of 2005, 69% of the remaining loans sold were sold with servicing retained versus all loans sold servicing released in the first nine months of 2004. First Franklin began selling certain loans with servicing retained in November 2004. The percentage of loans sold versus retained in any given period will vary depending on product mix and market conditions. Nonconforming mortgages are generally not readily saleable to primary mortgage market aggregators due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The National Home Equity business unit within NCF originates and holds in portfolio prime-quality home equity loans outside National City’s banking footprint. The National City Warehouse Resources business unit within NCF provides emerging mortgage bankers across the country with lines of credit for loan funding purposes. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination and sale of loans. Expenses include personnel costs, branch office costs, and loan collection expenses.

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
Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business follows:

	Consumer and
	Small Business			National
	Financial	Wholesale	National City	Consumer	Asset	National	Parent and	Consolidated
(In Thousands)	Services	Banking	Mortgage	Finance	Management	Processing	Other	Total

Quarter ended September 30, 2005
Net interest income (expense)(a)	$536,531	$363,172	$88,121	$328,855	$29,788	$—	$(107,221)	$1,239,246
Provision (benefit) for credit losses	68,348	(14,408)	1,552	15,147	526	—	(15,713)	55,452

Net interest income (expense) after provision	468,183	377,580	86,569	313,708	29,262	—	(91,508)	1,183,794
Noninterest income	302,179	151,355	162,082	21,345	84,866	—	(7,251)	714,576
Noninterest expense	443,681	200,509	208,878	132,685	83,910	—	88,677	1,158,340

Income (loss) before taxes	326,681	328,426	39,773	202,368	30,218	—	(187,436)	740,030
Income tax expense (benefit)(a)	125,761	124,365	15,022	76,495	11,423	—	(90,867)	262,199

Net income (loss)	$200,920	$204,061	$24,751	$125,873	$18,795	$—	$(96,569)	$477,831

Intersegment revenue (expense)	$(829)	$7,837	$16,486	$(9,991)	$1,734	$—	$(15,237)	$—
Average assets (in millions)	31,685	44,300	14,973	39,943	3,466	—	10,418	144,785

Quarter ended September 30, 2004
Net interest income (expense)(a)	$528,933	$346,323	$124,412	$309,190	$29,529	$1,340	$(143,903)	$1,195,824
Provision (benefit) for credit losses	71,517	31,244	(1,324)	20,098	(135)	—	(22,968)	98,432

Net interest income (expense) after provision	457,416	315,079	125,736	289,092	29,664	1,340	(120,935)	1,097,392
Noninterest income	284,242	141,214	258,909	116,929	85,171	133,481	6,708	1,026,654
Noninterest expense	454,673	189,569	160,921	139,383	73,787	107,079	107,362	1,232,774

Income (loss) before taxes	286,985	266,724	223,724	266,638	41,048	27,742	(221,589)	891,272
Income tax expense (benefit) (a)	110,645	100,119	85,002	100,789	15,516	10,979	(122,493)	300,557

Net income (loss)	$176,340	$166,605	$138,722	$165,849	$25,532	$16,763	$(99,096)	$590,715

Intersegment revenue (expense)	$(850)	$3,396	$15,542	$(7,057)	$1,784	$1,892	$(14,707)	$—
Average assets (in millions)	31,334	40,108	14,850	31,058	3,230	744	12,278	133,602

(a)	Includes tax-equivalent adjustment for tax-exempt interest income

	Consumer and
	Small Business			National
	Financial	Wholesale	National City	Consumer	Asset	National	Parent and	Consolidated
(In Thousands)	Services	Banking	Mortgage	Finance	Management	Processing	Other	Total

Nine months ended September 30, 2005
Net interest income (expense)(a)	$1,602,674	$1,058,556	$286,298	$957,076	$88,377	$—	$(379,134)	$3,613,847
Provision (benefit) for credit losses	214,857	(48,889)	32,470	9,202	2,282	—	(58,196)	151,726

Net interest income (expense) after provision	1,387,817	1,107,445	253,828	947,874	86,095	—	(320,938)	3,462,121
Noninterest income	842,010	429,759	717,381	157,768	260,106	—	52,833	2,459,857
Noninterest expense	1,347,653	606,018	572,355	411,333	239,576	—	319,394	3,496,329

Income (loss) before taxes	882,174	931,186	398,854	694,309	106,625	—	(587,499)	2,425,649
Income tax expense (benefit)(a)	340,478	352,753	137,629	262,448	40,306	—	(295,065)	838,549

Net income (loss)	$541,696	$578,433	$261,225	$431,861	$66,319	$—	$(292,434)	$1,587,100

Intersegment revenue (expense)	$(2,499)	$21,471	$45,138	$(27,805)	$4,952	$—	$(41,257)	$—
Average assets (in millions)	32,030	43,071	14,730	36,921	3,367	—	10,797	140,916

Nine months ended September 30, 2004
Net interest income (expense)(a)	$1,520,762	$880,427	$426,990	$846,183	$81,918	$3,221	$(471,740)	$3,287,761
Provision (benefit) for credit losses	221,857	35,397	5,927	41,565	1,514	—	(64,533)	241,727

Net interest income (expense) after provision	1,298,905	845,030	421,063	804,618	80,404	3,221	(407,207)	3,046,034
Noninterest income	677,390	347,844	770,203	409,706	330,202	387,806	87,477	3,010,628
Noninterest expense	1,176,169	444,879	499,885	398,989	225,868	320,013	228,448	3,294,251

Income (loss) before taxes	800,126	747,995	691,381	815,335	184,738	71,014	(548,178)	2,762,411
Income tax expense (benefit)(a)	304,912	278,123	262,686	308,196	69,831	27,901	(309,367)	942,282

Net income (loss)	$495,214	$469,872	$428,695	$507,139	$114,907	$43,113	$(238,811)	$1,820,129

Intersegment revenue (expense)	$(2,592)	$12,420	$41,555	$(19,600)	$4,589	$4,460	$(40,832)	$—
Average assets (in millions)	28,601	33,513	16,244	27,534	3,027	716	10,109	119,744

(a)	Includes tax-equivalent adjustment for tax-exempt interest income
24. FINANCIAL HOLDING COMPANY
Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:

Balance Sheets
	September 30	December 31	September 30
(In Thousands)	2005	2004	2004

Assets
Cash and demand balances due from banks	$787,926	$91,495	$181,915
Loans to and receivables from subsidiaries	615,931	747,581	319,370
Securities	491,353	409,503	367,883
Other investments	16,476	77,027	99,549
Investments in:
Subsidiary banks	13,587,371	13,557,393	13,059,741
Nonbank subsidiaries	354,034	369,184	840,657
Goodwill	108,949	109,096	125,675
Derivative assets	107,643	118,857	153,464
Other assets	614,871	704,760	726,306

Total Assets	$16,684,554	$16,184,896	$15,874,560

Liabilities and Stockholders’ Equity
Long-term debt	$2,356,813	$1,913,946	$1,947,773
Borrowed funds from subsidiaries	593,357	604,629	609,271
Derivative liabilities	22,392	16,933	11,326
Accrued expenses and other liabilities	791,705	845,859	813,716

Total liabilities	3,764,267	3,381,367	3,382,086
Stockholders’ equity	12,920,287	12,803,529	12,492,474

Total Liabilities and Stockholders’ Equity	$16,684,554	$16,184,896	$15,874,560

Securities and other investments totaling $109 million at September 30, 2005 were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance includes the junior subordinated debt securities payable to the wholly-owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $565 million at September 30, 2005. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $1.1 billion at September 30, 2005. Additionally, the holding company guarantees National City Bank of Kentucky’s financial obligation under this subsidiary’s membership with VISA® up to $600 million and MasterCard® up to $400 million. Refer to Note 19 for further discussion of contingent liabilities and guarantees related to the Corporation’s former merchant card processing business.
Statements of Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2005	2004	2005	2004

Income
Dividends from:
Subsidiary banks	$200,000	$425,000	$975,000	$1,700,000
Nonbank subsidiaries	50	48	11,411	6,048
Interest on loans to subsidiaries	14,647	6,866	34,757	8,574
Interest and dividends on securities	3,967	2,760	10,587	6,015
Securities (losses) gains, net	(343)	298	10,347	396
Other income	22,853	3,138	41,852	26,376

Total Income	241,174	438,110	1,083,954	1,747,409

Expense
Interest on debt and other borrowings	32,272	22,312	86,247	60,230
Other expense	25,121	46,509	57,315	87,748

Total Expense	57,393	68,821	143,562	147,978

Income before taxes and equity in undistributed net income of subsidiaries	183,781	369,289	940,392	1,599,431
Income tax expense (benefit)	5,197	(76,590)	16,217	(108,709)

Income before equity in undistributed net income of subsidiaries	178,584	445,879	924,175	1,708,140
Equity in undistributed net income of subsidiaries	299,247	144,836	662,925	111,989

Net Income	$477,831	$590,715	$1,587,100	$1,820,129

Statements of Cash Flows
	Nine Months Ended
	September 30
(In Thousands)	2005	2004

Operating Activities
Net income	$1,587,100	$1,820,129
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(662,925)	(111,989)
Depreciation and amortization of properties and equipment	2,018	1,595
Decrease in receivables from subsidiaries	1,650	310,786
Securities gains, net	(10,347)	(396)
Other gains, net	(15,035)	(1,325)
Amortization of premiums and discounts on securities and debt	(7,225)	(4,321)
Decrease in accrued expenses and other liabilities	(49,155)	(31,227)
Other, net	99,092	63,790

Net cash provided by operating activities	945,173	2,047,042

Investing Activities
Purchases of securities	(289,256)	(298,501)
Proceeds from sales and maturities of securities	194,992	113,411
Net change in other investments	60,551	433,394
Principal collected on loans to subsidiaries	665,000	666,000
Loans to subsidiaries	(535,000)	(624,000)
Investments in subsidiaries	(56,382)	(590,178)
Returns of investment from subsidiaries	635,556	250,005
Purchases of properties and equipment	—	(20,259)
Proceeds from sale of Madison Bank	29,161	—
Cash paid for acquisitions, net of cash acquired	—	(19,465)

Net cash provided by (used in) investing activities	704,622	(89,593)

Financing Activities
Net decrease in borrowed funds	—	(46,562)
Issuance of debt	698,875	200,000
Repayment of debt	(250,880)	(747,669)
Dividends paid	(691,013)	(629,269)
Issuances of common stock	301,388	290,730
Repurchases of common stock	(1,011,734)	(980,566)

Net cash used in financing activities	(953,364)	(1,913,336)

Increase in cash and demand balances due from banks	696,431	44,113
Cash and demand balances due from banks, January 1	91,495	137,802

Cash and Demand Balances Due from Banks, September 30	$787,926	$181,915

Supplemental Information
Cash paid for interest	$77,750	$61,170
Noncash Transaction:
Common shares, preferred shares, and stock options issued for acquisitions	(8,579)	2,647,461

Retained earnings of the holding company included $7.7 billion, $7.0 billion, and $7.0 billion of equity in undistributed net income of subsidiaries at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL REVIEW
This Quarterly Report contains forward-looking statements. See page 71 for further information on the risks and uncertainties associated with forward-looking statements.
The financial review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for the three and nine months ended September 30, 2005 and serves to update the 2004 Annual Report on Form 10-K (Form 10-K). The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented on pages 4 through 50 of this Form 10-Q.
OVERVIEW
The primary source of National City’s revenue is net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.
For the quarter ended September 30, 2005, net income was $478 million ($.74 per diluted share), compared to $625 million ($.97 per diluted share) in the preceding period, and $591 million ($.86 per diluted share) for the comparable period in 2004. The decrease in net income compared to the prior periods was entirely due to lower mortgage banking revenue.
Net interest margin for the third quarter of 2005 of 3.83% was slightly below the net interest margin in the first half of the year of 3.85%. Net interest margin for the third quarter of 2004 was 21 basis points higher. The compression in net interest margin in 2005 resulted from a smaller balance of mortgage loans held for sale, a decline in the spread earned on these loans, and a lower spread earned on portfolio loans. Management forecasts further margin compression in the fourth quarter of 2005 and the first quarter of next year given the current rate outlook.
Credit quality continues to be good. The provision for credit losses was $56 million in the third quarter of 2005, up from $26 million in the second quarter of 2005, but well below $98 million in the third quarter of the prior year. Annualized net charge-offs as a percentage of average portfolio loans of .30% is near a ten-year historic low. Both commercial and consumer credit quality remain very strong.
Deposit fee income grew strongly compared to the preceding quarter and the prior year third quarter. However, this growth was more than offset by lower mortgage banking revenue as noted earlier. Margins realized on loan sales declined further in the third quarter. Management expects this market to remain very competitive through at least the fourth quarter. Hedging performance in the third quarter of 2005, while positive, was also not as strong as the prior periods.
Average portfolio loans for the third quarter of 2005 increased 3% compared to the preceding period. Commercial lease, residential mortgage and home equity lending was strong. Average core deposits, excluding mortgage escrow balances, were up slightly in the third quarter of 2005 compared to the preceding period. Household acquisition growth remains strong as evidenced by growth in consumer deposit accounts of 5% since year end. Management has announced a strategy to sell or securitize more loans, including home equity lines and loans, in future periods.
During the third quarter of 2005, the Corporation initiated a plan to consolidate six of its subsidiary banks under a single national banking charter. This move, expected to be completed in mid-2006, will facilitate customer transactions across National City’s banking footprint, but otherwise will have no material effect on financial condition or results of operations.
Comparisons of results to prior periods were affected by acquisitions and divestitures which occurred during 2004 and early 2005. In 2004, the Corporation completed the acquisition of three financial institutions: Allegiant Bancorp (Allegiant) on April 9, 2004, Provident Financial Group (Provident) on July 1, 2004, and Wayne Bancorp (Wayne) on October 5, 2004. In addition, the Corporation sold its former subsidiary, National Processing, on October 15, 2004, and sold its Corporate Bond Administration business in June 2004. In January 2005, the Corporation completed the acquisition of National City Vendor Finance. In August 2005, the Corporation sold Madison Bank and Trust, a five-branch bank. The financial results of acquired companies are included in the consolidated financial results of the Corporation from their respective acquisition dates. The financial results of divested businesses are included up to their sale dates.

BEST IN CLASS
Best in Class is a program designed to drive long-term performance improvement and cultural change. It will involve reengineering or replacement of business processes, incentive systems, and management structures. The overall objectives are to achieve sustainable revenue growth, manage expenses intelligently, and create a culture for high performance. Best in Class is currently estimated to increase pre-tax income by approximately $750 million per annum at its completion in 2008. Approximately 50-60% of the increase is expected to be derived from revenue enhancements, with the remainder to come from cost savings. (Reference should be made to the Corporation’s forward-looking statements disclosure on page 71 for further information on the risks and uncertainties associated with Best in Class estimates and projections.)
Best in Class consists of six major areas of focus:
•	Focusing and equipping the salesforce

•	Deepening customer relationships

•	Broadening the customer base

•	Operating more effectively and efficiently

•	Managing risk

•	Aligning the organization for high performance
Thirty-three projects, which will be implemented in three waves, have been identified throughout the six focus areas identified above. Twenty-seven projects are launched and active. Completion of all 33 projects will take approximately three years. Future revenue enhancements and efficiency improvements are currently being estimated for each of the projects currently in process. For the ten projects which are currently at or near the implementation phase, projected increases in pre-tax income are approximately $155 million in 2006, $240 million in 2007 and $300 million in 2008.
The Best in Class program will entail some initial incremental costs for employee severance, lease terminations, asset write-downs, and other items. Although the full amounts and exact timing have not yet been determined, some portion of these costs will be incurred and recognized in the fourth quarter.
RESULTS OF OPERATIONS
Net Interest Income
This section should also be reviewed in conjunction with the daily average balances/net interest income/rates table presented on pages 73-75 of this financial review.
Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pretax-equivalent amount based upon the marginal Federal income tax rate of 35%. The tax-equivalent adjustments to net interest income were $7 million and $22 million for the third quarter and the first nine months of 2005, respectively, and $7 million and $20 million for the same periods in 2004, respectively.
Tax-equivalent net interest income was $1.2 billion and $3.6 billion for the third quarter and first nine months of 2005, respectively, and $1.2 billion and $3.3 billion for the comparable 2004 periods. The increase in net interest income in 2005 was primarily the result of acquisitions and growth in portfolio loans.
Net interest margin was 3.83% in the third quarter of 2005, 3.85% in the second quarter of 2005 and was 4.04% in the third quarter of 2004. Net interest margin for the first nine months of 2005 was 3.84%, compared to 4.09% for the same period a year ago. The lower net interest margin in 2005 was reflective of a flatter yield curve, lower spreads on mortgage loans held for sale, and tighter portfolio loan spreads. Net interest margin is expected to compress slightly throughout the remainder of 2005 and into next year.
Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources affecting net interest income and net interest margin are included in the Financial Condition section of this financial review beginning on page 58.

Noninterest Income
Details of noninterest income follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2005	2005	2004	2005	2004

Mortgage banking revenue	$183	$401	$370	$867	$1,142
Deposit service charges	193	172	172	526	481
Trust and investment management fees	73	78	74	224	229
Leasing revenue	66	69	87	209	99
Brokerage revenue	35	44	34	118	100
Other service fees	34	33	28	93	80
Card-related fees	25	33	35	86	110
Insurance revenue	25	25	24	71	69
Ineffective hedge and other derivative (losses) gains, net	(1)	32	2	44	45
Commercial real estate servicing	16	15	10	39	10
Principal investment gains	14	9	19	33	59
Payment processing revenue	—	1	132	1	386
Other	53	39	36	131	192

Total fees and other income	716	951	1,023	2,442	3,002
Securities (losses) gains, net	(1)	5	3	18	8

Total noninterest income	$715	$956	$1,026	$2,460	$3,010

Mortgage banking revenue includes mortgage loan servicing, hedging, origination and sales activity conducted through the National City Mortgage (NCM) business unit, nonconforming mortgage loan origination and sales activity conducted through the First Franklin business unit, and nonconforming mortgage loan servicing conducted through the National City Home Loan Services (NCHLS) business unit. Details of mortgage banking revenue follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2005	2005	2004	2005	2004

Servicing revenue:
Net servicing fees	$122	$123	$122	$368	$357
Amortization of mortgage servicing rights	(132)	(126)	(125)	(369)	(365)
Mortgage servicing right impairment recovery (charge)	17	19	(5)	88	(81)
Mortgage servicing right ineffective hedge and other derivative gains, net	26	138	165	182	479
Other	—	—	—	—	1

Net servicing revenue	33	154	157	269	391
NCM origination and sales revenue	102	155	80	374	312
First Franklin origination and sales revenue	42	80	128	206	434
NCHLS mortgage banking revenue	6	12	—	18	—
Other mortgage banking revenue	—	—	5	—	5

Total mortgage banking revenue	$183	$401	$370	$867	$1,142

The decrease in mortgage banking revenue on a linked-quarter basis was due to lower gain on sale margins at NCM and First Franklin as well as lower MSR net hedging gains. NCM and First Franklin gain on sale margins declined 28% and 23%, respectively, compared to the prior quarter due to highly competitive market conditions. Management expects loan sale margins to be under continued pressure for the remainder of the year. Pretax MSR net hedging gains were $43 million in the third quarter of 2005 versus $157 million in the second quarter of 2005. The MSR hedging results in the third quarter of 2005 reflect a widening of the basis between mortgage and swap rates.
Similar factors contributed to the decrease in mortgage banking revenue on both a quarterly year-over-year and year-to-date comparison. Gain on sale margins declined 17% at NCM and 37% at First Franklin compared to the third quarter of last year. Pretax MSR net hedging gains were $160 million in the third quarter of 2004. NCM origination and sales revenue increased despite the lower gain on sale margins due to reversals of disallowed MSR valuation adjustments and recoveries of prior write-downs on repurchased loans. On a year-to-date basis, NCM and First Franklin gain on sale margins have declined 25% and 37%, respectively, compared to 2004. Pretax MSR hedging gains were $270 million during the first nine months of 2005 versus $398 million in the prior year. NCM origination and sales revenue increased during the first nine months of 2005 compared to 2004 due to gains on hedging the mortgage warehouse, reversals of disallowed valuation adjustments, and recoveries on repurchased loans.

The Corporation sells substantially all of its NCM loan production into the secondary market and retains the servicing rights. Approximately 21% of the loans originated by First Franklin were retained in portfolio during the third quarter of 2005 compared to 37% for the same period a year ago. In the third quarter of 2005, all First Franklin loans sold were done so with servicing retained. Prior to the fourth quarter of 2004, all First Franklin loan sales were servicing released. Management plans to sell a greater percentage of First Franklin loans in future periods either on a servicing retained or servicing released basis.
Information on mortgage loan originations and sales follows:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2005	2005	2004	2005	2004

NCM loan originations:
Total loan originations	$16,618	$15,388	$15,500	$46,980	$49,252
Less: portfolio originations	(1,538)	(1,671)	(1,381)	(4,436)	(3,778)

Total NCM loans originated for sale	15,080	13,717	14,119	42,544	45,474

First Franklin loan originations:
Total loan originations	8,786	8,059	7,743	22,450	22,198
Less: portfolio loan originations	(1,858)	(3,235)	(2,835)	(6,755)	(7,004)

Total First Franklin loans originated for sale	6,928	4,824	4,908	15,695	15,194

Total mortgage loans originated for sale	$22,008	$18,541	$19,027	$58,239	$60,668

NCM loan sales:
Servicing retained	$13,114	$12,329	$14,042	$38,531	$46,189
Servicing released	498	473	417	1,389	1,014

Total NCM loan sales	13,612	12,802	14,459	39,920	47,203

First Franklin loan sales:
Servicing retained	5,578	2,328	—	9,782	—
Servicing released	—	1,818	5,566	4,414	14,886

Total First Franklin loan sales	5,578	4,146	5,566	14,196	14,886

Total mortgage loan sales	$19,190	$16,948	$20,025	$54,116	$62,089

Mortgage loan sales for the third quarter of 2005 were $19.2 billion, up 13% compared to the second quarter of 2005 and down 4% versus the third quarter of 2004. Mortgage loans originated for sale to third parties were $22.0 billion in the third quarter of 2005, up from $18.5 billion in the second quarter of 2005 and $19.0 billion in the third quarter of last year. Origination volume increased during the third quarter compared to the second quarter due to the relatively low interest rate environment, a slight increase in refinancing activity at NCM, and growth in the First Franklin origination network.
The Corporation typically retains the right to service the NCM mortgage loans it sells. Upon sale, the Corporation recognizes an MSR, which represents the present value of the estimated future net servicing cash flows to be realized over the estimated life of the underlying loan. The unpaid principal balance of loans serviced for third parties by NCM was $158.0 billion at September 30, 2005, up from $152.4 billion at December 31, 2004, and $150.3 billion at September 30, 2004. The carrying value of MSRs at NCM was $1.8 billion at September 30, 2005, up from $1.5 billion at December 31, 2004, and $1.4 billion at September 30, 2004.
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
Deposit service charges increased 12% on both a linked quarter and year-over-year basis, reflective of higher overdraft and nonsufficient funds (NSF) fees. Overdraft and NSF fees increased 29% on a linked-quarter basis and 33% on a year-over-year basis due to growth in the number of personal and small business deposit accounts and increased incidence rates.
Trust and investment management fees were higher in the second quarter of 2005 as fees associated with preparation of clients’ tax returns are recognized in the second quarter.
Third quarter 2005 leasing revenue decreased from the third quarter a year ago primarily due to the continued run-off of the auto lease portfolio which more than offset growth in the equipment leasing portfolio. Auto leases are no longer being originated; therefore, revenue related to the auto lease portfolio will decline in future periods as this portfolio runs off. On a year-to-date basis, leasing revenue grew significantly due to the acquisition of Provident, completed in July 2004, which included commercial equipment and automobile lease portfolios, along with subsequent acquisitions.
Brokerage revenue decreased on a linked-quarter basis due to a few large investment banking and capital markets transactions which closed in the second quarter. Sales of tax credit funds are also typically stronger in the second quarter. On a year-to-date basis, brokerage revenue has increased due to business acquired with acquisitions in 2004.
Card-related fees were down compared to the prior year third quarter and also on a year-to-date basis. This category includes revenue for both traditional credit cards and other revolving lines of credit. The decline resulted from higher amortization of deferred loan origination fees on home equity lines of credit as a result of continued growth in this portfolio.
In the third quarter of 2005, a small loss was recognized on derivatives accounted for as fair value hedges or not designated in SFAS 133 relationships compared to a $32 million gain in the preceding quarter.
Commercial real estate servicing income increased compared to the third quarter of last year due to growth in this business. On a year-to-date basis, commercial real estate servicing income increased significantly due to the Provident acquisition in July 2004.
Principal investments represent direct investments in private and public companies and indirect investments in private equity funds. These investments are carried at estimated fair value with gains and losses recognized in earnings each period for market value adjustments, realized gains and losses, and investment write-offs. The linked-quarter increase in principal investment gains was the result of positive fair value adjustments in the third quarter of 2005 compared to negative fair value adjustments in the preceding period. The decrease in principal investment gains on a year-over-year basis is due to lower realized gains. Further detail on the principal investments portfolio is included in Notes 1 and 9 to the consolidated financial statements.
Payment processing revenue substantially ceased with the sale of National Processing in October 2004.
Other fee income increased on both a linked-quarter and quarterly year-over-year basis due to a $16 million gain recognized on the August 2005 sale of a former subsidiary, Madison Bank & Trust, a five-branch bank located in Madison, Indiana. Other fee income declined during the first nine months of 2005 compared to the prior year due to $49 million of lower gains recognized on the sale of business units, $8 million of lower asset securitization gains and $3 million of lower gains on the sale of student loans.
Gains and losses on debt securities are generated mainly from the investment portfolio maintained for asset/liability management purposes, while equity securities gains are generated primarily from the Corporation’s bank stock fund, an internally managed equity portfolio of bank and thrift common stock investments. For the third quarter of 2005, pretax securities losses were $1 million, none of which was attributable to the bank stock fund. There were $5 million of securities gains recognized in the preceding quarter, of which $2 million represented the bank stock fund, and $3 million of securities gains recognized in the third quarter of 2004, none of which represented the bank stock fund.
Noninterest Expense
Details of noninterest expense follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2005	2005	2004	2005	2004

Salaries, benefits, and other personnel	$667	$651	$661	$1,949	$1,804
Net occupancy	71	72	66	244	185
Equipment	71	76	73	223	208
Third-party services	68	66	82	200	223
Leasing expense	25	52	63	134	69
Postage and supplies	36	37	39	111	108
Marketing and public relations	32	39	30	99	82
State and local taxes	20	22	16	66	44
Travel and entertainment	20	22	22	63	57
Telecommunications	21	20	21	62	63
Intangible asset amortization	11	15	17	41	30
Card processing	5	5	59	15	177
Other	111	106	84	289	244

Total noninterest expense	$1,158	$1,183	$1,233	$3,496	$3,294

Included within noninterest expense were acquisition-related integration costs of $9 million, $12 million, and $28 million for the three months ended September 30, 2005, June 30, 2005, and September 30, 2004, respectively. During the fourth quarter of 2005, management expects integration costs will decrease; however, Best In Class implementation costs will commence.
Details of salaries, benefits, and other personnel expense follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(Dollars in Millions)	2005	2005	2004	2005	2004

Salaries and wages	$361	$356	$361	$1,068	$994
Incentive compensation	229	209	199	608	567
Deferred personnel costs	(111)	(100)	(100)	(287)	(285)
Medical and other benefits	45	45	50	137	135
Contract labor	51	47	36	132	87
Payroll taxes	36	38	37	125	117
Defined contribution plans	19	19	17	63	56
Severance and other personnel costs	15	14	40	48	74
Stock-based compensation	12	15	15	42	39
Market valuation adjustments on deferred compensation liabilities	9	7	4	10	14
Defined benefit pension plan	1	1	2	3	6

Total salaries, benefits, and other personnel	$667	$651	$661	$1,949	$1,804

Full-time-equivalent employees	35,133	35,493	36,392

Salaries, benefits and other personnel costs increased slightly compared to the preceding quarter and the prior year third quarter. These increases were reflective of higher incentive compensation and contract labor, offset somewhat by higher deferred personnel costs. The increases in incentive compensation and contract labor resulted from higher loan origination volumes in the third quarter of 2005. Severance and other personnel costs decreased compared to the prior year third quarter as 2004 included retention bonuses for employees of acquired companies.
Net occupancy expense increased during the first nine months of 2005 due to a $29 million one-time adjustment of rent expense to account for leases with escalating rentals recognized in the first quarter of 2005. In addition, fixed asset additions, including property acquired with Provident in July 2004, also contributed to the higher costs in 2005.
Third party services were higher in 2004 due to consultants hired to assist with the conversion of Provident’s systems.
Leasing expense decreased on both a linked-quarter and quarterly year-over-year basis. In the third quarter of 2005, the Corporation received a $21 million insurance settlement, related to its former auto leasing business, and a $5 million bankruptcy court settlement related to a commercial lease. The continued run-off of the auto lease portfolio also contributed to the decrease in leasing expense compared to the prior year third quarter. Leasing expense increased on a year-to-date basis compared to the prior year and was reflective of higher depreciation expense on leased assets obtained with the Provident acquisition.
Linked-quarter marketing expense decreased primarily due to the timing of advertising costs. The second quarter of 2005, which generally is a heavy advertising period, included costs to launch a television ad campaign and advertisements to promote free checking and home equity products. For the nine month period ended September 30, 2005, marketing expense increased compared to the prior year due to advertisements to promote free checking, increased use of direct mail, and more spending on sponsorships.
State and local taxes increased on a year-over year basis due to acquisitions and lower tax credits. Intangible asset amortization increased during the first nine months of 2005 compared to the prior year as a result of intangibles recognized in 2004 acquisitions. Card processing costs decreased in 2005 as these costs were primarily associated with the Corporation’s former National Processing subsidiary which was sold in October 2004.
Third quarter other noninterest expense increased from the same quarter a year ago primarily due to higher losses on community development and civic partnership investments. These losses totaled $27 million for the third quarter of 2005 and $11 million for the third quarter of 2004. The higher losses are attributable to new investments and accelerated amortization to match the expected timing of receipt of tax credits. In addition, a $4 million impairment charge was recognized in the third quarter of 2005 for several underutilized buildings which have been offered for sale. This impairment charge was based on bids received from prospective buyers. During the preceding quarter, a $13 million impairment charge was recognized on these same assets based on a broker’s quote of fair market value for these properties. On a year-to-date basis, other noninterest expense increased for these same reasons. Losses on community development and civic partnership investments were $54 million and $35 million for the nine months ended September 30, 2005 and 2004, respectively.
The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 59.3% for the third quarter of 2005, 55.1% for the second quarter of 2005, and 55.5% in the third quarter of 2004. The higher efficiency ratio in the third quarter of 2005 resulted from lower mortgage banking revenue which more than offset growth in tax-equivalent net interest income and a decrease in noninterest expense. For the first nine months of 2005 and 2004, the efficiency ratio was 57.7% and 52.4%, respectively. The higher efficiency ratio for the nine months ended September 30, 2005 was also driven by lower mortgage banking revenue as well as higher noninterest expense related to prior year acquisitions.
Income Taxes
The effective tax rate for the third quarter of 2005 was 34.8% compared to 33.2% in the preceding quarter and the prior year third quarter. For the first nine months of 2005, the effective tax rate was 34.0% compared with 33.6% for the comparable period in the prior year. Management projects the effective tax rate for 2005 to approximate 34%.
Line of Business Results
National City is functionally managed along five major business lines as discussed in Note 23 to the consolidated financial statements. National Processing, reported as a separate segment in prior periods, was sold in October 2004. Net income (loss) by line of business follows:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2005	2005	2004	2005	2004

Consumer and Small Business Financial Services	$201	$182	$176	$542	$495
Wholesale Banking	204	192	167	578	470
National City Mortgage	25	152	139	261	429
National Consumer Finance	126	147	166	432	507
Asset Management	19	26	25	66	115
National Processing	—	—	17	—	43
Parent and Other	(97)	(74)	(99)	(292)	(239)

Consolidated net income	$478	$625	$591	$1,587	$1,820

Consumer and Small Business Financial Services (CSB): Net income for the third quarter of 2005 increased in comparison to the second quarter due to higher service charge income and two non-recurring items. Deposit and other service fee income increased from growth in the number of accounts and higher volume of fee-generating transactions. Noninterest income for the third quarter of 2005 also included a $16 million ($10 million after tax) gain on the sale of Madison Bank & Trust while the second quarter of 2005 included $11 million ($8 million after tax) of gains on sales of student loans. There were no significant sales of student loans in either the third quarter of 2005 or 2004. Noninterest expense for the third quarter of 2005 benefited from a $21 million ($13 million after tax) insurance settlement representing the partial recovery of previously incurred residual values losses associated with CSB’s former auto leasing business. Household acquisition trends remain strong as evidenced by 5% growth in the number of consumer deposit accounts since year end.
Wholesale Banking: Net income for the third quarter of 2005 increased in comparison to the preceding quarter due to strong growth in net interest income and lower noninterest expenses. The higher level of net interest income reflects an expanding spread on deposits. Noninterest expense for the third quarter of 2005 included a $5 million ($3 million after tax) recovery of a previous write-down of commercial lease residual values. Compared to the prior year third quarter, net income increased primarily due to growth in net interest income and improved credit quality. The growth in net interest income resulted from the same factors described previously. The provision for credit losses recognized in the third quarter of 2005 was a reversal of previously recognized provision of $14 million compared to a provision for credit losses of $31 million in the prior year third quarter. Commercial credit quality has improved significantly since the third quarter of last year. Average commercial loans outstanding for the nine months ended September 30, 2005 increased 22% over the prior year.
National City Mortgage: Net income for the third quarter of 2005 decreased compared to the preceding period and prior year third quarter due to lower net interest income, lower mortgage banking revenue and higher noninterest expenses. The decline in net interest income was due to lower spreads on mortgage loans held for sale, reflective of the flat yield curve. Mortgage banking revenue declined due to a drop in gain on sale margins and lower net MSR hedging gains. Gain on sale margins decreased 27 basis points compared to the preceding quarter and 14 basis points compared to the third quarter of last year. Net MSR hedging gains were $43 million ($28 million after tax) in the third quarter of 2005, down from $157 million ($101 million after tax) in the second quarter of 2005 and $160 million ($99 million after tax) in the third quarter of 2004. Noninterest expense increased in the third quarter of 2005 due to higher foreclosure costs, production costs, contract labor, and consulting fees associated with a project to improve the efficiency of the origination function. Loans originated for sale were $15.1 billion in the third quarter of 2005, up from $13.7 billion in second quarter of 2005, and $14.1 billion in the prior year third quarter. For the nine month period ended September 30, 2005 and 2004, loans originated for sale were $42.5 billion and $45.5 billion, respectively.

National Consumer Finance: Net income declined compared to the previous quarter due to lower mortgage banking revenue and a higher provision for credit losses. Net interest income increased on a linked quarter basis as the result of continued growth in home equity loans retained in portfolio. Mortgage banking revenue declined due to lower gain on sale margins at First Franklin associated with intensely competitive market conditions. Average margins realized on the sale of loans decreased 65 basis points compared to the second quarter of 2005. The provision for credit losses was $15 million for the third quarter of 2005 compared to a reversal of previously recognized provision of $6 million in the prior quarter. Compared to the third quarter of the prior year, the decrease in net income was primarily due to lower mortgage banking revenue for the same reasons previously discussed. The margin realized on the sale of loans decreased 125 basis points on a year-over-year basis. The First Franklin retained portfolio was $19.5 billion at September 30, 2005, up from $18.9 billion at June 30, 2005 and $18.1 billion at September 30, 2004. Home equity lines and loans retained in portfolio grew to $15.4 billion at September 30, 2005, up from $14.4 billion at June 30, 2005, and $10.5 billion at September 30, 2004.
Asset Management: Net income for the third quarter of 2005 decreased from the preceding period due to lower trust fee income and higher noninterest expenses. Trust fees tend to be higher in the second quarter due to revenue associated with the preparation of clients’ tax returns. Noninterest expense increased due to higher incentive compensation and various other expenses. Assets under administration were $107.2 billion at September 30, 2005, $105.5 billion at June 30, 2005, and $107.6 billion at September 30, 2004. The nine months ended September 30, 2004 included a $65 million gain ($42 million after tax) on the sale of the Corporate Bond Administration business.
Parent and Other: This category includes the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. Comparisons to prior periods are affected by derivatives gains, costs related to integration of acquisitions, and other nonrecurring items. Net interest expense was lower in the third quarter of 2005 compared to the preceding quarter and the third quarter of last year due to maintaining a slightly more liability sensitive balance sheet. Noninterest income included gains on derivatives of $32 million ($21 million after tax) in the second quarter of 2005 and $2 million ($1 million after tax) in the third quarter of 2004, with essentially no such gains in the third quarter of 2005. These derivative gains are related to hedges of deferred compensation liabilities and investment funding activities. Noninterest expense decreased compared to the second quarter of 2005 and the third quarter of 2004. Merger integration costs incurred in the third quarter of 2005 were $9 million ($6 million after tax), down from $12 million ($8 million after tax) in the second quarter of 2005, and $28 million ($19 million after tax) in the third quarter of 2004. Noninterest expense for the third quarter included a $4 million ($2 million after tax) impairment charge associated with under-utilized buildings that management intends to sell compared to a $13 million ($9 million after tax) impairment charge on these same assets in the preceding quarter. Severance charges decreased $12 million ($8 million after tax) compared to the third quarter of last year as acquisition-related severance activities have been completed.
FINANCIAL CONDITION
This section should also be reviewed in conjunction with the average balance sheets presented on pages 72-75.
Average Earning Assets
A summary of average earning assets follows:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2005	2005	2004	2005	2004

Portfolio loans
Commercial	$27,426	$27,151	$24,784	$26,718	$21,073
Commercial construction	3,083	2,999	2,815	2,997	2,445
Real estate — commercial	12,069	11,782	11,993	12,133	10,881
Real estate — residential	33,537	31,669	29,639	31,918	28,238
Home equity lines of credit	21,978	20,791	16,247	20,726	13,498
Credit card and other unsecured lines of credit	2,399	2,304	2,281	2,352	2,265
Other consumer	7,712	8,053	7,565	8,021	7,392

Total portfolio loans	108,204	104,749	95,324	104,865	85,792
Loans held for sale or securitization	11,570	10,109	11,861	10,922	12,695
Securities (at amortized cost)	7,450	7,746	9,230	7,793	7,246
Other	2,253	1,928	1,917	2,018	1,527

Total earning assets	$129,477	$124,532	$118,332	$125,598	$107,260

Average portfolio loans grew 3% and 14% during the third quarter of 2005 compared to the second quarter of 2005 and the same quarterly period a year ago, respectively. Average portfolio loans grew 22% during the first nine months of 2005 over the same comparable period a year ago. In general, the increase in portfolio loans reflects both internal business growth and loans obtained through acquisitions in 2004.

The year-over-year growth in the commercial portfolio was due to new business generation and increased borrowings from existing customers. For the nine months ended September 30, 2005, growth in the commercial portfolios was also due to prior year acquisitions. Commercial borrowings are expected to continue to be strong during the remainder of 2005.
The year-over-year growth in the residential real estate portfolio primarily resulted from ongoing retention of First Franklin originated loans. Over the past 12 months, $9.3 billion of First Franklin originated loans were retained in portfolio. At September 30, 2005, First Franklin loans in portfolio totaled $19.5 billion, compared to $18.3 billion at December 31, 2004, and $18.1 billion at September 30, 2004.
The linked-quarter and year-over-year increases in home equity balances reflect continued strong production at the National Home Equity business unit. For the nine months ended September 30, 2005, growth in home equity lines of credit was also affected by loans acquired through acquisitions, primarily Provident. Home equity growth is expected to continue throughout 2005. Growth in other consumer loans for the nine months ended September 30, 2005 resulted from acquisitions.
Average loans held for sale increased on a linked-quarter basis due to an increased production volume of mortgage loans originated for sale at both National City Mortgage (NCM) and First Franklin. On a year-to-date basis, average loans held for sale declined due to lower production volumes at NCM. Offsetting the year-to-date decline were higher balances of First Franklin mortgage loans held for sale, reflective of new product offerings and expansion of the production footprint. Refer to the noninterest income section of this Financial Review for further discussion on NCM and First Franklin loan originations and sales.
Going forward, management expects to sell or securitize more loan production, including home equity lines, home equity loans and First Franklin loans, which will have the effect of reducing the future rate of growth in the portfolio.
The linked-quarter decline in the securities portfolio is attributable to sales and principal paydowns of mortgage-backed and asset-backed securities. The increase in average securities for the nine months ended September 30, 2005 is attributable to security portfolios obtained through acquisitions, which more than offset the effects of the aforementioned sales and principal paydowns.
The following table summarizes the period-end commercial, commercial construction, and commercial real estate portfolios by major industry and exposure to individual borrowers as of September 30, 2005.

			Average	Largest Loan
	Outstanding	% of	Loan Balance	to a Single
(Dollars in Millions)	Balance	Total	Per Obligor	Obligor

Real estate	$13,078	30%	$.9	$62
Consumer cyclical	6,702	16	1.0	94
Consumer noncyclical	5,520	13	.5	66
Industrial	5,086	12	1.1	42
Basic materials	3,333	8	1.5	33
Financial	3,217	7	1.6	75
Services	1,639	4	.4	56
Energy and utilities	742	2	1.2	38
Technology	360	1	2.4	30
Miscellaneous	3,153	7	.2	27

Total	$42,830	100%

Average Interest Bearing Liabilities and Funding
A summary of average interest bearing liabilities and funding follows:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2005	2005	2004	2005	2004

Noninterest bearing deposits	$18,706	$18,434	$18,731	$18,427	$17,387
Interest bearing core deposits	49,756	49,294	48,775	49,343	45,393

Total core deposits	68,462	67,728	67,506	67,770	62,780
Purchased deposits	16,297	12,894	15,010	14,543	10,893
Short-term borrowings	10,099	8,601	9,153	9,111	9,496
Long-term debt	33,171	34,364	25,744	33,078	22,383

Total purchased funding	59,567	55,859	49,907	56,732	42,772
Stockholders’ equity	12,980	12,752	12,359	12,838	10,802

Total funding	$141,009	$136,339	$129,772	$137,340	$116,354

Total interest bearing liabilities	$109,323	$105,153	$98,682	$106,075	$88,165

Total core deposits, excluding mortgage escrow deposits	$63,619	$63,291	$63,099	$63,304	$58,578

The percentage of each funding source to total funding follows:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
	2005	2005	2004	2005	2004

Noninterest bearing deposits	13.3%	13.5%	14.4%	13.4%	14.9%
Interest bearing core deposits	35.3	36.2	37.6	35.9	39.0

Total core deposits	48.6	49.7	52.0	49.3	53.9
Purchased deposits	11.5	9.5	11.6	10.6	9.4
Short-term borrowings	7.2	6.3	7.1	6.6	8.2
Long-term debt	23.5	25.2	19.8	24.1	19.2

Total purchased funding	42.2	41.0	38.5	41.3	36.8
Stockholders’ equity	9.2	9.3	9.5	9.4	9.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The year-over-year increases in average core and purchased deposit balances primarily resulted from deposits obtained through prior year acquisitions. The year-over-year increase in long-term debt resulted from favorable spreads in the capital markets which led to new debt issuances of senior bank notes during the first nine months of 2005. Refer to Note 13 to the consolidated financial statements for further discussion on issuances of long-term debt.
Capital
The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. For further detail on capital and capital ratios, see Notes 15 and 16 to the consolidated financial statements.
A summary of stockholders’ equity, equity as a percentage of assets, and book value per common share follows:

(Dollars in Millions)	September 30, 2005	December 31, 2004	September 30, 2004

Stockholders’ equity	$12,920	$12,804	$12,492
Equity as a percentage of assets	8.82%	9.19%	9.15%
Book value per common share	$20.54	$19.80	$18.98

The following table summarizes share repurchase activity for the third quarter of 2005.

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number	Average	Publicly Announced	Purchased Under the
	of Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased(a)	Per Share	Authorizations(b)	Authorizations(c)

July 1 to July 31, 2005	465,792	$35.94	—	18,453,400
August 1 to August 31, 2005	4,017,972	36.14	3,942,400	14,511,000
September 1 to September 30, 2005	6,250,430	34.80	6,213,800	8,297,200

Total	10,734,194	$35.35	10,156,200

(a)	Includes shares repurchased under the December 21, 2004 share repurchase authorization and shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

(b)	Included in total number of shares purchased [column (a)].

(c)	Shares available to be repurchased under the December 21, 2004 share repurchase authorization.
On October 24, 2005, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City Common stock, subject to an aggregate purchase limit of $1.6 billion. This new authorization, which has no expiration date, is incremental to the previous share repurchase authorization approved by the Board of Directors on December 21, 2004, which was completed on October 26, 2005. Shares repurchased are acquired on the open market and are held for reissue in connection with compensation plans and for general corporate purposes. During the third quarter and first nine months of 2005, 10.2 million and 28.8 million shares of common stock were repurchased, respectively, compared to 16.0 million and 27.2 million for the comparable periods of 2004. The Corporation’s businesses typically generate significant amounts of capital in excess of normal dividend and reinvestment requirements. Management intends to continue share repurchases over the rest of the year, subject to market conditions and applicable regulatory constraints.
National City declared and paid dividends per common share of $.37 during the third quarter of 2005, up two cents from the quarterly dividend per share declared and paid in the 2004 third quarter of $.35. The dividend payout ratio, representing dividends per share divided by earnings per share, was 50.00% and 40.70% for the third quarters of 2005 and 2004, respectively. The dividend payout ratio is continually reviewed by management and the Board of Directors, and the current intention is to pay out approximately 45% of earnings in dividends over time. On October 3, 2005, the Board of Directors declared a dividend of $.37 per common share payable on November 1.
At September 30, 2005, the Corporation’s market capitalization was $21.0 billion. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in the following table.

	2005			2004
	Third	Second	First	Fourth	Third
NYSE: NCC	Quarter	Quarter	Quarter	Quarter	Quarter

High	$37.85	$35.30	$37.75	$39.66	$39.35
Low	33.37	32.08	32.85	36.07	34.35
Close	33.44	34.12	33.50	37.55	38.62

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

During May 2005, the Corporation executed a credit risk transfer agreement on $5.0 billion of nonconforming (First Franklin) mortgage loans. In the event that cumulative net credit losses on these loans exceed certain thresholds, the counterparty to this arrangement would bear the risk of additional losses, subject to rates of prepayments. As of September 30, 2005, the outstanding balance of nonconforming mortgages subject to this credit risk transfer agreement was $4.5 billion.
During the first nine months of 2005, the most significant factor affecting the level of loan loss provision was the continued improvement in commercial credit quality. Consumer credit quality also remained favorable. To date, management has not observed an excessive strain on the consumer portfolios from either higher energy prices or rising interest rates. The Corporation does not have any meaningful credit risk exposure in the Gulf Coast region.
The following tables provide information and statistics on the overall quality of the loan portfolio.
Net Charge-offs:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2005	2005	2004	2005	2004

Commercial	$7	$6	$41	$24	$51
Commercial construction	2	—	2	4	2
Real estate — commercial	9	6	2	17	5
Real estate — residential	13	17	12	55	50
Home equity lines of credit	8	6	3	19	11
Credit card and other unsecured lines of credit	30	26	24	82	78
Other consumer	14	11	13	41	45

Total net charge-offs	$83	$72	$97	$242	$242

Annualized net charge-offs as a percentage of average loans by portfolio type follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
	2005	2005	2004	2005	2004

Commercial	.09%	.10%	.64%	.12%	.32%
Commercial construction	.22	.06	.32	.18	.10
Real estate — commercial	.33	.19	.09	.19	.06
Real estate — residential	.16	.20	.16	.23	.24
Home equity lines of credit	.13	.11	.09	.12	.12
Credit card and other unsecured lines of credit	4.82	4.64	4.01	4.65	4.58
Other consumer	.78	.54	.77	.69	.82

Total net charge-offs to average portfolio loans (annualized)	.30%	.27%	.41%	.31%	.38%

On a linked quarter basis, credit card and other consumer net charge-offs, expressed as a percentage of average portfolio loans, have increased with higher levels of consumer bankruptcy filings in anticipation of new bankruptcy legislation which became effective in October. Further losses are expected in the fourth quarter. The increase in the rate of loss for home equity lines of credit is due largely to the seasoning of the portfolio. Overall, annualized net charge-offs to average portfolio loans continue to run at very low levels compared to the Corporation’s loss experience over the past ten years. Management expects that consumer charge-offs will increase in the fourth quarter as a result of a spike in consumer bankruptcy filings preceding new bankruptcy legislation which became effective in October.
Compared to the prior year third quarter, net charge-offs improved primarily due to lower losses in the commercial portfolio which has experienced significant improvement in credit quality over the past 12 months. The increase in credit card and other unsecured lines of credit net charge-offs was due to the consumer bankruptcy legislation previously described.
On a year-to-date basis, net charge-offs were $242 million for both periods. Net charge-offs for the current quarter reflect lower commercial losses offset somewhat by higher consumer losses. Along with the factors previously described, loans associated with acquired portfolios in 2004 also contributed to losses in 2005.

Nonperforming Assets:

	September 30	December 31	September 30
(Dollars in Millions)	2005	2004	2004

Commercial	$169	$161	$212
Commercial construction	28	12	13
Real estate — commercial	111	102	101
Real estate — residential	174	194	176

Total nonperforming loans	482	469	502
Other real estate owned (OREO)	92	89	107
Mortgage loans held for sale and other	11	5	19

Total nonperforming assets	$585	$563	$628

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	.54%	.56%	.64%
Period-end total assets	.40	.40	.46

Detail of loans 90 days past due accruing interest follows:

	September 30	December 31	September 30
(In Millions)	2005	2004	2004

Commercial	$61	$44	$51
Commercial construction	9	12	16
Real estate — commercial	37	29	46
Real estate — residential	446	467	423
Home equity lines of credit	17	10	9
Credit card and other unsecured lines of credit	23	21	22
Other consumer	14	13	13
Mortgage loans held for sale and other	5	25	48

Total loans 90 days past due accruing interest	$612	$621	$628

Nonperforming assets increased slightly compared to year end. This increase was primarily due to growth in the portfolio as nonperforming assets as a percentage of period-end portfolio loans and other nonperforming assets declined. Residential real estate nonperforming assets have also improved compared to year end levels due principally to rapid rates of housing appreciation in certain parts of the country, which reduced exposure to loss and, in turn, nonperforming assets.
Compared to the third quarter of 2004, nonperforming assets have decreased primarily due to improvement in credit quality of the commercial portfolio. The year-over-year increase in nonperforming assets in other loan categories was attributable to loan growth.
Residential real estate loans and mortgage loans held for sale 90 days past due but still accruing interest improved since year end due to better collections and improved loss mitigation procedures. Commercial, commercial real estate and home equity lines of credit 90 days past due accruing interest increased compared to year end due to growth in these portfolios.
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
The provision for credit losses was $56 million, $26 million and $98 million in the third quarter of 2005, second quarter of 2005 and third quarter of 2004, respectively. For the first nine months of 2005, the provision for credit losses was $152 million, down from $242 million in the first nine months of 2004. On a year-over-year comparison, the decreased provision was reflective of improvement in the underlying quality of the commercial portfolio.
The allowance for loan losses as a percentage of portfolio loans was 1.02%, 1.19%, and 1.21% as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively. An allocation of the allowance for loan losses and allowance for losses on lending-related commitments by portfolio type is shown below. In the fourth quarter of 2004, the Corporation refined its methodology for determining certain elements of the allowance for loan losses. This refinement resulted in allocation of the entire allowance to the specific loan portfolios. As a result, the allocation of the allowance as of September 30, 2004 is not directly comparable to the current presentation. In addition to the refinement of the allocation, all loan categories were affected on a year-over-year comparison by portfolio loan growth and acquisitions. The changes in the portfolio specific loan loss allocations since year end were affected by the same factors previously described.

	September 30	December 31	September 30
(In Millions)	2005	2004	2004

Allowance for loan losses:
Commercial	$508	$572	$442
Commercial construction and real estate — Commercial	132	146	80
Real estate — residential	175	185	136
Home equity lines of credit and other consumer loans	133	127	90
Credit card and other unsecured lines of credit	160	158	125
Unallocated	—	—	305

Total	$1,108	$1,188	$1,178

Allowance for losses on lending-related commitments:
Commercial	$88	$100	$127

Market Risk
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City’s primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Risk and Public Policy Committee of the Corporation’s Board of Directors. The Corporation is also exposed to equity price risk through its bank stock fund, an internally managed portfolio of bank and thrift common stock investments. As of September 30, 2005, this portfolio had a cost basis and fair value of $282 million and $284 million, respectively. Price risk in the bank stock fund is mitigated by limiting the amount invested in any one company. The Corporation does not have any material foreign currency exchange rate risk exposure.
Asset/Liability Management: The primary goal of asset/liability management is to maximize the net present value of future cash flows and net interest income within authorized risk limits. Interest rate risk is monitored primarily through modeling market value of equity and secondarily through earnings simulation. Both measures are highly assumption-dependent and change regularly as the balance sheet and business mix evolve; however, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO.
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
The most recent market value model prepared for the October 2005 ALCO meeting estimated the current DOE at +0.7%. While the current DOE is below management’s long-term target of +1.0%, it is consistent with management’s current view of the interest rate outlook. DOE would rise to +1.6% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +3.0%. DOE would fall to -0.7% given a parallel shift of the yield curve down 150 basis points and would be within the minimum constraint of -1.0%.
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
The most recent earnings simulation model prepared for the October 2005 ALCO meeting projects net income would be 1.4% lower than base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 1.2% if rates were two standard deviations below the implied forward curve over the same period. Both of the earning simulation projections in net income were within the ALCO guideline of -4.0%.
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
At the end of 2004, the interest rate risk position, as presented in the 2004 Form 10-K, was slightly asset sensitive, meaning net income should increase as rates rise and decrease as rates fall, other things being equal. During the first nine months of 2005, the Corporation’s interest rate risk position was liability sensitive from a DOE perspective and neutral from an earnings simulation perspective.
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
Funds are available from a number of sources, including the securities portfolio, the core deposit base, the capital markets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale or securitization of various types of assets. Core deposits, which continue to be the most significant source of funding, comprised approximately 48% of funding at September 30, 2005, 50% of funding at December 31, 2004, and 51% of funding at September 30, 2004. The year-over-year decline in the core deposit funding source was affected by the use of low-cost purchased funding to fund loan growth. Refer to the Financial Condition section of this Financial Review for further discussion on changes in funding sources. Asset securitization vehicles have also been used as a source of funding over the past several years. Further discussion of securitization activities is included in Note 5 to the consolidated financial statements.
At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. At September 30, 2005, the main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, a line of credit with its bank subsidiaries, the commercial paper market, and access to the capital markets.
The primary source of funding for the holding company has been dividends and returns of investment from its bank and nonbank subsidiaries. As discussed in Note 15 to the consolidated financial statements, the Corporation’s bank subsidiaries are subject to regulation and, among other things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the holding company. During the first nine months of 2005, the Corporation’s bank and nonbank subsidiaries declared and paid cash dividends totaling $986 million. During the first nine months of 2005, the bank subsidiaries were granted regulatory approval to provide liquidity to the holding company in the form of returns of capital in the amount of $626 million. Additionally, during the first nine months of 2005, returns of capital totaling $23 million were provided to the holding company by the nonbank subsidiaries.
Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At September 30, 2005, December 31, 2004 and September 30, 2004, $1.1 billion, $415 million and $896 million, respectively, of commercial paper borrowings were outstanding.
The holding company has a $500 million internal line of credit with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at September 30, 2005, December 31, 2004 and September 30, 2004.
The Corporation also has in place a shelf registration with the Securities and Exchange Commission to allow for the sale, over time, of up to $1.5 billion in senior subordinated debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of the aforementioned securities. During the first nine months of 2005, the holding company issued $700 million of senior notes under this shelf registration, leaving $800 million available for future issuance.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.
Contractual Obligations: The following table presents, as of September 30, 2005, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
			One to	Three to	Over
	Note	One Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$56,546	$—	$—	$—	$56,546
Consumer and brokered certificates of deposits(b)(c)		17,955	6,867	2,015	3,714	30,551
Federal funds borrowed and security repurchase agreements(b)		7,794	—	—	—	7,794
Borrowed funds(b)	12	5,229	—	—	—	5,229
Long-term debt(b)(c)	13, 14	13,772	12,116	6,213	5,966	38,067
Operating leases		158	254	181	440	1,033
Purchase obligations		175	178	47	26	426

(a)	Excludes interest.

(b)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at September 30, 2005. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(c)	Excludes unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments.
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
The Corporation also has obligations under its postretirement plan as described in Note 21 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate the postretirement benefit plan at any time. The Corporation did not have any commitments or obligations to the defined benefit pension plan at September 30, 2005, due to the funded status of the plan.
The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at September 30, 2005 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 22 to the consolidated financial statements.
Commitments: The following table details the amounts and expected maturities of significant commitments as of September 30, 2005. Further discussion of these commitments is included in Note 19 to the consolidated financial statements.

	One Year	One to	Three to	Over
(In Millions)	or Less	Three Years	Five Years	Five Years	Total

Commitments to extend credit:
Commercial	$8,407	$6,236	$6,615	$306	$21,564
Residential real estate	13,599	—	—	—	13,599
Revolving home equity and credit card lines	34,018	5	3	—	34,026
Other	579	—	—	—	579
Standby letters of credit	2,006	1,293	1,232	84	4,615
Commercial letters of credit	336	2	12	—	350
Net commitments to sell mortgage loans and mortgage- backed securities	6,115	—	—	—	6,115
Net commitments to sell commercial real estate loans	202	48	1	—	251
Commitments to fund principal investments	43	40	42	147	272
Commitments to fund civic and community investments	178	109	37	31	355

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at September 30, 2005. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate the commitments are invested, as determined by the general or limited partners of the funds.
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
During the third quarter of 2005, the Series 2000-1 credit card securitization matured. The Corporation also completed the securitization of a new pool of credit card loans, with an outstanding principal balance of $600 million during the third quarter.

Effective October 2005, the Series 2001-1 credit card securitization ended its revolving period. During the fourth quarter, cash collected on these loans will be accumulated to be returned to investors in January 2006. During this time period, the Corporation’s credit card loans on balance sheet will increase by $425 million. It is management’s intent to complete another securitization of credit card balances in early 2006.
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

Pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. A loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. This analysis examines historical loss experience, the related internal gradings of loans charged off and considers inherent but undetected losses within the portfolio. Inherent but undetected losses may arise due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. This component of the allowance also considers inherent imprecision in loan loss migration models. The Corporation has grown through acquisition, expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish loss estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical loss experience used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio.
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
There are many factors affecting the allowance for loan losses and allowance for losses on lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods. The allowance for loan losses and allowance for losses on lending-related commitments are assigned to the Corporation’s business lines based on the nature of the loan portfolio in each business line. The Wholesale Banking, Consumer and Small Business Financial Services, and National Consumer Finance business lines have been assigned the majority of the allowance, and accordingly, would be the business lines most affected by actual outcomes differing from management estimates.
The Credit Risk section of this financial review includes a discussion of the factors driving changes in the allowance for loan losses during the current period.
Mortgage Servicing Rights (MSRs)
Servicing residential mortgage loans for third-party investors represents a significant business activity of the National City Mortgage (NCM) line of business. As of September 30, 2005, NCM’s MSRs totaled $1.8 billion. MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be readily available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City’s actual prepayment experience. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are reasonable and comparable to those used by other market participants.
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
Derivative Instruments
The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. As of September 30, 2005, the recorded fair values of derivative assets and liabilities were $786 million and $696 million, respectively. All derivative instruments are carried at fair value on the balance sheet. The valuation of derivative instruments is considered critical because most are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, management must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. The cash flow projection models are acquired from third parties and the assumptions used by management are based on yield curves, forward yield curves, and implied volatilities observable in the cash and derivatives market. The pricing models are also regularly validated by testing through comparison with other third parties.
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
On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or sooner, if business events or circumstances warrant. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. For the nine months ended September 30, 2005, and 2004, a tax provision/(benefit) of $14 million and $(23) million, respectively, was recognized resulting from the regular reassessment of certain tax exposures and the conclusion of tax examinations.
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
The Financial Accounting Standard Board (FASB) has issued an exposure draft on accounting for servicing rights. If adopted, this standard would require all companies to initially measure servicing rights at fair value. It would also permit an entity to elect to subsequently measure each class of servicing assets using one of two methods. Consistent with current practice, the value initially assigned to servicing rights may be amortized in proportion to and over the servicing period, and the asset would be carried at the lower of amortized cost or fair value. Alternatively, a company can elect to measure its servicing rights at fair value. Management intends to elect to measure NCM’s mortgage servicing rights at fair value when permitted. The FASB presently expects to finalize this standard in the first quarter of 2006. As such, management plans to adopt this standard effective January 1, 2006. The impact of this change in accounting will be reported as a cumulative effect of accounting change. As of September 30, 2005, the fair value of NCM’s mortgage servicing rights exceeded its carrying value by $24 million. After adoption of this standard, all changes in the fair value of NCM’s mortgage servicing rights will be recognized in earnings each period.

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

CONSOLIDATED AVERAGE BALANCE SHEETS

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
(In Millions)	2005	2004	2005	2004

Assets
Earning Assets:
Portfolio loans:
Commercial	$27,426	$24,784	$26,718	$21,073
Commercial construction	3,083	2,815	2,997	2,445
Real estate — commercial	12,069	11,993	12,133	10,881
Real estate — residential	33,537	29,639	31,918	28,238
Home equity lines of credit	21,978	16,247	20,726	13,498
Credit card and other unsecured lines of credit	2,399	2,281	2,352	2,265
Other consumer	7,712	7,565	8,021	7,392

Total portfolio loans	108,204	95,324	104,865	85,792
Loans held for sale or securitization:
Commercial	18	61	16	32
Commercial real estate	84	328	83	110
Mortgage	11,178	11,472	10,701	12,377
Automobile	—	—	—	176
Student	5	—	2	—
Credit card	285	—	120	—

Total loans held for sale or securitization	11,570	11,861	10,922	12,695
Securities available for sale, at cost	7,450	9,230	7,793	7,246
Federal funds sold and security resale agreements	378	284	286	358
Other investments	1,875	1,633	1,732	1,169

Total earning assets	129,477	118,332	125,598	107,260
Allowance for loan losses	(1,123)	(1,181)	(1,158)	(1,075)
Fair value appreciation of securities available for sale	74	82	100	146
Cash and demand balances due from banks	3,698	3,354	3,697	3,153
Properties and equipment	1,270	1,259	1,276	1,169
Equipment leased to others	796	1,248	906	446
Other real estate owned	92	112	91	101
Mortgage servicing rights	1,662	1,842	1,626	1,592
Goodwill	3,323	3,315	3,310	1,946
Other intangible assets	184	225	193	119
Derivative assets	317	330	322	561
Accrued income and other assets	5,015	4,684	4,955	4,326

Total Assets	$144,785	$133,602	$140,916	$119,744

Liabilities
Deposits:
Noninterest bearing	$18,706	$18,731	$18,427	$17,387
NOW and money market	28,233	29,778	28,734	28,577
Savings	2,303	2,679	2,419	2,542
Consumer time	19,220	16,318	18,190	14,274
Brokered retail CDs	6,255	4,373	5,152	1,810
Other	764	828	642	585
Foreign	9,278	9,809	8,749	8,498

Total deposits	84,759	82,516	82,313	73,673

Federal funds borrowed and security repurchase agreements	7,976	8,033	7,064	8,076
Borrowed funds	2,123	1,120	2,047	1,420
Long-term debt	33,171	25,744	33,078	22,383
Derivative liabilities	240	364	247	381
Accrued expenses and other liabilities	3,536	3,466	3,329	3,009

Total Liabilities	131,805	121,243	128,078	108,942

Total Stockholders’ Equity	12,980	12,359	12,838	10,802

Total Liabilities and Stockholders’ Equity	$144,785	$133,602	$140,916	$119,744

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

	Daily Average Balance
	2005			2004
	Third	Second	First	Fourth	Third
(Dollars in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$27,444	$27,164	$25,569	$25,189	$24,845
Commercial construction	3,083	2,999	2,909	2,936	2,815
Real estate — commercial	12,153	12,061	12,439	12,324	12,321
Real estate — residential	44,715	41,415	41,689	41,709	41,111
Home equity lines of credit	21,978	20,791	19,381	18,082	16,247
Credit card and other unsecured lines of credit	2,684	2,375	2,351	2,350	2,281
Other consumer	7,717	8,053	8,308	7,919	7,565

Total loans	119,774	114,858	112,646	110,509	107,185
Securities available for sale, at cost:
Taxable	6,838	7,112	7,539	8,354	8,583
Tax-exempt	612	634	656	690	647

Total securities available for sale	7,450	7,746	8,195	9,044	9,230
Federal funds sold, security resale agreements and other investments	2,253	1,928	1,867	1,900	1,917

Total earning assets/total interest income/rates	129,477	124,532	122,708	121,453	118,332
Allowance for loan losses	(1,123)	(1,178)	(1,175)	(1,176)	(1,181)
Fair value appreciation of securities available for sale	74	79	146	161	82
Nonearning assets	16,357	16,081	16,698	17,471	16,369

Total assets	$144,785	$139,514	$138,377	$137,909	$133,602

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$28,233	$28,726	$29,253	$29,851	$29,778
Savings accounts	2,303	2,425	2,531	2,706	2,679
Consumer time deposits	19,220	18,143	17,189	16,665	16,318
Other deposits	7,019	5,462	4,874	5,046	5,201
Foreign deposits	9,278	7,432	9,539	10,279	9,809
Federal funds borrowed	4,506	2,978	3,912	3,987	5,156
Security repurchase agreements	3,470	3,099	3,218	3,139	2,877
Borrowed funds	2,123	2,524	1,486	1,651	1,120
Long-term debt	33,171	34,364	31,684	28,928	25,744

Total interest bearing liabilities/ total interest expense/rates	109,323	105,153	103,686	102,252	98,682
Noninterest bearing deposits	18,706	18,434	18,136	18,883	18,731
Accrued expenses and other liabilities	3,776	3,175	3,776	3,927	3,830

Total liabilities	131,805	126,762	125,598	125,062	121,243
Total stockholders’ equity	12,980	12,752	12,779	12,847	12,359

Total liabilities and stockholders’ equity	$144,785	$139,514	$138,377	$137,909	$133,602

Tax-equivalent net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Quarterly Interest
	2005			2004
	Third	Second	First	Fourth	Third
(Dollars in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$420	$385	$330	$309	$273
Commercial construction	50	45	40	38	33
Real estate — commercial	197	188	183	181	173
Real estate — residential	725	660	643	663	664
Home equity lines of credit	355	306	267	222	169
Credit card and other unsecured lines of credit	70	57	52	62	46
Other consumer	123	126	129	126	124

Total loans	1,940	1,767	1,644	1,601	1,482
Securities available for sale, at cost:
Taxable	84	88	92	104	106
Tax-exempt	11	12	12	12	12

Total securities available for sale	95	100	104	116	118
Federal funds sold, security resale agreements and other investments	31	24	24	35	20

Total earning assets/total interest income/rates	$2,066	$1,891	$1,772	$1,752	$1,620
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$132	$112	$93	$77	$61
Savings accounts	3	3	2	2	3
Consumer time deposits	169	150	133	124	114
Other deposits	62	41	30	25	19
Foreign deposits	75	51	55	47	34
Federal funds borrowed	40	22	25	21	20
Security repurchase agreements	22	15	13	10	5
Borrowed funds	19	15	6	5	4
Long-term debt	305	285	237	198	164

Total interest bearing liabilities/ total interest expense/rates	$827	$694	$594	$509	$424
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income	$1,239	$1,197	$1,178	$1,243	$1,196

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Average Annualized Rate
	2005			2004
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	6.07%	5.69%	5.22%	4.90%	4.36%
Commercial construction	6.47	5.99	5.59	5.11	4.64
Real estate — commercial	6.42	6.25	5.98	5.84	5.58
Real estate — residential	6.49	6.36	6.17	6.36	6.47
Home equity lines of credit	6.46	5.88	5.51	4.92	4.16
Credit card and other unsecured lines of credit	10.43	9.74	8.90	10.37	8.16
Other consumer	6.34	6.28	6.28	6.35	6.51

Total loans	6.46	6.16	5.87	5.78	5.52
Securities available for sale, at cost:
Taxable	4.92	4.96	4.88	4.91	4.96
Tax-exempt	7.18	7.40	7.29	7.02	7.28

Total securities available for sale	5.10	5.16	5.07	5.07	5.12
Federal funds sold, security resale agreements and other investments	5.39	5.02	5.27	7.70	4.01

Total earning assets/total interest income/rates	6.36%	6.08%	5.81%	5.76%	5.46%
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	1.85%	1.57%	1.28%	1.03%	.82%
Savings accounts	.47	.41	.38	.37	.34
Consumer time deposits	3.49	3.33	3.13	2.94	2.78
Other deposits	3.48	2.99	2.51	2.03	1.46
Foreign deposits	3.19	2.77	2.33	1.83	1.35
Federal funds borrowed	3.53	2.98	2.55	2.11	1.56
Security repurchase agreements	2.48	2.00	1.65	1.20	.77
Borrowed funds	3.56	2.30	1.77	1.30	1.35
Long-term debt	3.67	3.32	3.03	2.72	2.54

Total interest bearing liabilities/ total interest expense/rates	3.00%	2.65%	2.32%	1.98%	1.71%
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income

Interest spread	3.36%	3.43%	3.49%	3.78%	3.75%
Contribution of noninterest bearing sources of funds	.47	.42	.36	.31	.29

Net interest margin	3.83%	3.85%	3.85%	4.09%	4.04%

(a)	Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 64-65 of this report are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
National City Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of September 30, 2005, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 61 of this report are incorporated herein by reference.
ITEM 6. EXHIBITS
Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3 (ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference).

3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.

Exhibit
Number	Exhibit Description

4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005)(filed as Exhibit 3 (ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference) related to stockholder rights.

4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.4	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.

10.1	National City Corporation 1989 Stock Option Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.2	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.3	National City Corporation 150th Anniversary Stock Option Plan (filed as Exhibit 4 to Registrant’s Form S-8 Registration Statement No. 33-58815 dated April 25, 1995, and incorporated herein by reference).

10.4	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

10.5	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated July 1, 2002 (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.6	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.7	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.8	Central Indiana Bancorp Option Plan effective March 15, 1991 (filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.9	Central Indiana Bancorp 1993 Option Plan effective October 12, 1993 (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.10	Form of contracts with David A. Daberko, William E. MacDonald III, Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, John D. Gellhausen, Herbert R. Martens, Jr., Thomas W. Golonski, Stephen A. Stitle, James R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Paul G. Clark, Shelley J. Seifert, Ted M. Parker, Paul D. Geraghty, and Richard B. Payne, Jr. (filed as Exhibit 10.29 to Registrant’s Form S-4 Registration Statement No. 333-45609 dated February 4, 1998, and incorporated herein by reference).

10.11	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.12	Restated First of America Bank Corporation 1987 Stock Option Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 2 [on Form S-8] to Form S-4 Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).

10.13	Amended and Restated First of America Bank Corporation Stock Compensation Plan (filed as Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 2 [on Form S-8] to Form S-4 Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).

10.14	First of America Bank Corporation Directors Stock Compensation Plan (filed as Exhibit 4.6 to Registrant’s Post-Effective Amendment No. 2 [on Form S-8] to Form S-4 Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).

10.15	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.16	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.17	The National City Corporation Retention Plan for Executive Officers effective April 29, 2003 (filed as Exhibit 10.17 to Registrant’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2003, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.18	Integra Financial Corporation Employee Stock Option Plan (filed as Exhibit 4.3 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.19	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.20	Integra Financial Corporation Non-Employee Directors Stock Option Plan (filed as Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.21	National City Corporation Amended and Restated Long-Term Incentive Compensation Plan for Senior Officers as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.32 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

10.22	The National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective February 23, 2004 (filed as Exhibit D to Registrant’s Proxy Statement dated March 11, 2004, and incorporated herein by reference).

10.23	National City Corporation Supplemental Cash Balance Pension Plan as Amended and Restated effective November 1, 2001 (filed as Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.24	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.25	[Reserved.]

10.26	[Reserved.]

10.27	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

10.28	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.29	The National City Corporation Deferred Compensation Plan as Amended and Restated effective July 23, 2002 (filed as Exhibit 10.34 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.30	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.31	Visa(R) U.S.A. Inc. limited guaranty between National City Corporation and Visa(R) U.S.A. Inc. dated August 6, 2002 (filed as Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2002, and incorporated herein by reference).

10.32	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.33	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.34	[Reserved.]

10.35	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.36	[Reserved.]

10.37	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.38	Credit Agreement dated as of April 12, 2001, by and between National City and the banks named therein (filed as

Exhibit
Number	Exhibit Description

Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference) and the Assumption Agreement dated June 11, 2002 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.39	MasterCard International Incorporated limited guaranty between National City Corporation and MasterCard International Incorporated dated April 30, 2003 (filed as Exhibit 10.39 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.40	The National City Corporation Long-Term Cash and Equity Incentive Plan.

10.41	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.42	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.43	[Reserved.]

10.44	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.45	[Reserved.]

10.46	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.47	Allegiant Bancorp, Inc. 2002 Stock Incentive Plan (filed as Appendix A to Allegiant Bancorp, Inc.’s Proxy Statement for its 2002 Annual Meeting, and incorporated herein by reference).

10.48	Allegiant Bancorp, Inc. 2000 Stock Incentive Plan (filed as Annex A to Allegiant Bancorp, Inc.’s Proxy Statement for its 2000 Annual Meeting, and incorporated herein by reference).

10.49	Provident Financial Group, Inc. 1988 Stock Option Plan (filed as Exhibit 10.18 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.50	Provident Financial Group, Inc. 1996 Non-Executive Officer Stock Option Plan (filed as Exhibit 10.19 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.51	Provident Financial Group, Inc. 1997 Stock Option Plan (filed as Exhibit 10.20 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.52	Provident Financial Group, Inc. 2000 Employee Stock Option Plan (filed as Exhibit 10.21 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.53	Provident Financial Group, Inc. 2002 Outside Directors Stock Option Plan (filed as Exhibit 10.23 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.54	Provident Financial Group, Inc. 1992 Outside Directors Stock Option Plan (filed with Provident Financial Group, Inc.’s Form S-8 Registration Statement No. 33-51230, and incorporated herein by reference).

10.55	Provident Financial Group, Inc. Retirement Plan (filed with Provident Financial Group, Inc.’s Form S-8 Registration Statement No. 33-90792, and incorporated herein by reference).

10.56	Provident Financial Group, Inc. Deferred Compensation Plan (filed as Exhibit 10.22 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.57	Provident Financial Group, Inc. Outside Directors Deferred Compensation Plan (filed as Exhibit 10.24 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.58	Provident Financial Group, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.25 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.59	Fourth Amendment to the Provident Financial Group, Inc. Retirement Plan, as Amended and Restated as of January 1, 2001 (filed as Exhibit 10.59 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.60	National City Corporation 2004 Deferred Compensation Plan (filed as Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.61	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.62	[Reserved.]

10.63	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.64	Form of Restricted Stock Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.65	Form of Restricted Stock Agreement used in connection with National City Corporation Management Incentive Plan for Senior Officers (filed as Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.66	Form of Incentive Stock Option Agreement.

10.67	Form of Non-qualified Stock Option Agreement.

10.68	Form of contract with Robert B. Crowl (filed as Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.69	Release and Non-competition Agreement between National City Corporation and Jose Armando Ramirez.

11.0	Statement re computation of per share earnings incorporated by reference to Note 17 of the Notes to the Consolidated Financial Statements of this report.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated November 7, 2005 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated November 7, 2005 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated November 7, 2005 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated November 7, 2005 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

CORPORATE INFORMATION

Corporate Headquarters	Common Stock Listing
National City Center 1900 East Ninth Street Cleveland, Ohio 44114-3484 216-222-2000 NationalCity.com	National City Corporation common stock is traded on the New York Stock Exchange under the symbol NCC. The stock is abbreviated in financial publications as NtlCity.

Transfer Agent and Registrar	Dividend Reinvestment and Stock Purchase Plan
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
National City Corporation offers stockholders a convenient way to increase their investment through the National City Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the Plan). Under the Plan, investors can elect to acquire National City shares in the open market by reinvesting dividends and through optional cash payments. National City absorbs the fees and brokerage commissions on shares acquired through the Plan. To obtain a Plan prospectus and authorization card, please call 800-622-6757. The Plan prospectus is also available at NationalCity.com.

Investor Information	Direct Deposit of Dividends
Jennifer Hammarlund Investor Relations Department 2229 P.O. Box 5756 Cleveland, Ohio 44101-0756 800-622-4204 E-mail: investor.relations@nationalcity.com	The direct deposit program provides for free automatic deposit of quarterly dividends directly to a checking or savings account. For information regarding this program, call 800-622-6757.

Web Site Access to United States Securities and Exchange Commission Filings	NAIC
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

FORM 10-Q — September 30, 2005
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION

(Registrant)

Date: November 7, 2005

/s/ DAVID A. DABERKO

David A. Daberko Chairman and Chief Executive Officer

/s/ JEFFREY D. KELLY

Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

Exhibit 12.1
NATIONAL CITY CORPORATION
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)

	Nine Months Ended
	September 30,		Year Ended December 31,
(Dollars in Thousands)	2005	2004	2004	2003	2002	2001	2000

COMPUTATION EXCLUDING PREFERRED STOCK DIVIDENDS
Income before income tax expense	$2,403,412	$2,742,145	$4,077,940	$3,237,466	$2,168,801	$2,166,501	$1,971,892
Interest on nondeposit interest bearing liabilities	1,004,724	463,749	697,204	738,085	762,163	1,198,172	1,671,187
Portion of rental expense deemed representative of interest	36,728	29,573	40,592	37,116	37,544	35,281	34,825

Total income for computation excluding interest on deposits	3,444,864	3,235,467	4,815,736	4,012,667	2,968,508	3,399,954	3,677,904
Interest on deposits	1,110,416	620,237	896,131	891,731	1,148,378	1,777,731	1,937,034

Total income for computation including interest on deposits	$4,555,280	$3,855,704	$5,711,867	$4,904,398	$4,116,886	$5,177,685	$5,614,938

Fixed charges excluding interest on deposits	$1,041,452	$493,322	$737,796	$775,201	$799,707	$1,233,453	$1,706,012

Fixed charges including interest on deposits	$2,151,868	$1,113,559	$1,633,927	$1,666,932	$1,948,085	$3,011,184	$3,643,046

Ratio excluding interest on deposits	3.31x	6.56x	6.53x	5.18x	3.71x	2.76x	2.16x
Ratio including interest on deposits	2.12x	3.46x	3.50x	2.94x	2.11x	1.72x	1.54x

COMPUTATION INCLUDING PREFERRED STOCK DIVIDENDS:
Total income for computation excluding interest on deposits	$3,444,864	$3,235,467	$4,815,736	$4,012,667	$2,968,508	$3,399,954	$3,677,904

Total income for computation including interest on deposits	$4,555,280	$3,855,704	$5,711,867	$4,904,398	$4,116,886	$5,177,685	$5,614,938

Fixed charges excluding interest on deposits and preferred stock dividends	$1,041,452	$493,322	$737,796	$775,201	$799,707	$1,233,453	$1,706,012
Pretax preferred stock dividends	1,820	605	1,209	—	32	1,563	2,065

Fixed charges including preferred stock dividends, excluding interest on deposits	1,043,272	493,927	739,005	775,201	799,739	1,235,016	1,708,077
Interest on deposits	1,110,416	620,237	896,131	891,731	1,148,378	1,777,731	1,937,034

Fixed charges including interest on deposits and preferred stock dividends	$2,153,688	$1,114,164	$1,635,136	$1,666,932	$1,948,117	$3,012,747	$3,645,111

Ratio excluding interest on deposits	3.30x	6.55x	6.52x	5.18x	3.71x	2.75x	2.15x
Ratio including interest on deposits	2.12x	3.46x	3.49x	2.94x	2.11x	1.72x	1.54x

COMPONENTS OF FIXED CHARGES:
Interest:
Interest on deposits	$1,110,416	$620,237	$896,131	$891,731	$1,148,378	$1,777,731	$1,937,034
Interest on nondeposit interest bearing liabilities	1,004,724	463,749	697,204	738,085	762,163	1,198,172	1,671,187

Total interest charges	$2,115,140	$1,083,986	$1,593,335	$1,629,816	$1,910,541	$2,975,903	$3,608,221

Rental Expense:
Rental expense	$111,296	$89,614	$123,005	$112,474	$113,769	$106,911	$105,529
Portion of rental expense deemed representative of interest	36,728	29,573	40,592	37,116	37,544	35,281	34,825
Preferred Stock Charge:
Preferred stock dividends	1,201	393	786	—	21	1,016	1,342
Pretax preferred dividends	1,820	605	1,209	—	32	1,563	2,065

Exhibit 31.1
SARBANES-OXLEY ACT SECTION 302
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
     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
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
     c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 7, 2005	/s/ DAVID A. DABERKO

David A. Daberko
Chairman and Chief Executive Officer

Exhibit 31.2
SARBANES-OXLEY ACT SECTION 302
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
     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
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
     c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:
     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 7, 2005	/s/ JEFFREY D. KELLY

Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

Exhibit 32.1
SARBANES-OXLEY ACT SECTION 906
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Pursuant to 18 U.S.C. section 1350, the undersigned officer of National City Corporation (the “Company”) hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 7, 2005	/s/ DAVID A. DABERKO

David A. Daberko
Chairman and Chief Executive Officer
A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2
SARBANES-OXLEY ACT SECTION 906
CERTIFICATION OF CHIEF FINANCIAL OFFICER
Pursuant to 18 U.S.C. section 1350, the undersigned officer of National City Corporation (the “Company”) hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 7, 2005	/s/ JEFFREY D. KELLY
Jeffrey D. Kelly
Vice Chairman and
Chief Financial Officer
A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484