Form 10-K
period 2005-12-31
NATIONAL CITY CORP
filed 2006-02-06
CIK 69970

2005 ANNUAL REPORT
FINANCIAL HIGHLIGHTS
TO OUR STOCKHOLDERS:
DOING WHAT’S RIGHT FOR OUR CUSTOMERS
BECOMING BEST IN CLASS
2005 HIGHLIGHTS
ENGAGING OUR COMMUNITIES AND EMPLOYEES
EX-10.17 National City Corporation Rentention Plan
EX-10.62 Amendment Number 6
EX-10.70 Appendixes AS, AT, AU, AV, and AW
EX-12.1 Computation of Ratio of Earnings to Fixed Charges
EX-21.1 Subsidiaries of Registrant
EX-23.1 Consent of E & Y
EX-24.1 Power of Attorney
EX-31.1 302 Certification CEO
EX-31.2 302 Certification CFO
EX-32.1 906 Certification CEO
EX-32.2 906 Certification CFO

2005 ANNUAL REPORT

think it act it own it do it think it
act it own it do it think it act it
own it do it simplify act it own it
do it think it act it own it do it
think it act it own it do it think it

National City

FINANCIAL HIGHLIGHTS
(Dollars in Millions, Except Per Share Amounts)

For the Year	2005	2004*	2003
Revenue
Tax-Equivalent Net Interest Income	$4,727	$4,460	$4,364
Noninterest Income	3,304	4,440	3,593

Total Revenue	$8,031	$8,900	$7,957

Net Income	$1,985	$2,780	$2,117
Net Income Per Common Share
Basic	$3.13	$4.37	$3.46
Diluted	3.09	4.31	3.43
Dividends Paid Per Common Share	1.44	1.34	1.25

Average Shares — Basic	633,431,660	635,450,188	611,205,682
Average Shares — Diluted	641,600,969	645,510,514	616,410,043

At Year End
Assets	$142,397	$139,414	$114,102
Portfolio Loans	106,039	100,271	79,344
Earning Assets	125,990	123,219	102,571
Core Deposits	68,408	67,297	58,922
Stockholders’ Equity	12,613	12,804	9,329

Book Value Per Common Share	20.51	19.80	15.39
Market Value Per Common Share	33.57	37.55	33.94
Equity to Assets Ratio	8.86%	9.18%	8.18%

Common Shares Outstanding	615,047,663	646,749,650	605,996,120
Common Stockholders of Record	62,966	65,943	61,370
Full-Time Equivalent Employees	34,270	35,230	33,331

*	2004 results include a pre-tax gain of $714 million, equivalent to $.74 per diluted share after-tax, from the sale of National Processing, Inc.
ABOUT US
National City Corporation (NYSE: NCC), headquartered in Cleveland, Ohio, is one of the nation’s largest financial holding companies. We operate through an extensive banking network primarily in Ohio, Illinois, Indiana, Kentucky, Michigan, Missouri and Pennsylvania, and serve customers in selected markets nationally. Our core businesses include commercial and retail banking, mortgage financing and servicing, consumer finance and asset management.
CONTENTS
1	Financial Highlights

2	Chairman’s Letter

4	2005 In Focus

8	Board of Directors and Officers

9	Financial Review Consolidated Financial Statements and Notes Form 10-K Certifications of Chief Executive Officer and Chief Financial Officer

TO OUR STOCKHOLDERS:
Think it. Act it. Own it. Do it. On the surface, these phrases are quite simple. However, the implications they have for the future of our company are far reaching.
They define a cultural shift under way at National City — one in which we’re embracing the challenge of taking our historically good performance to the best-in-class levels that our customers and stockholders expect and deserve. Flawless execution of sustainable business strategies will drive our success. We will focus on capitalizing on growth opportunities that help offset the cyclical economic challenges inherent in our industry and our markets.
2005 was a positive year for National City, although earnings per share declined from the very high levels achieved in 2003 and 2004. As anticipated, our mortgage businesses were negatively affected by higher interest rates, which brought an end to the highly profitable refinancing boom of the past few years. However, our core banking businesses performed well. And we began implementation of our Best In Class initiative, which is designed to enhance long-term revenue growth and to achieve operational and organizational efficiencies.
The retail banking unit has begun to show the kind of growth we expected following sizeable investments in technology, people and delivery channels made in recent years. Our strategy is focused on achieving strong and steady growth in the number of households that choose National City as their bank. We posted an increase of 3.4% in this important metric during 2005, well above the growth rate for the market as a whole. Each household offers the opportunity to expand and deepen a customer relationship. Building on this customer base, we also saw a 3.2% increase in the number of products purchased per household. Based upon the high quality of our products, delivery channels and front-line staff, we see ample opportunity for growth in 2006 and beyond.
A broad, easily accessible branch system is a cornerstone of our retail and branding philosophy. During 2005, we added 29 new full-service branches, primarily in our newer markets of Cincinnati, Chicago and St. Louis. In December, we announced plans to acquire eight more branches in St. Louis. In Cincinnati, the successful integration of the former Provident Financial Corporation has enabled us to become a competitive force in Cincinnati and the northern Kentucky region. Approximately 40 new branch locations are planned in these and other locations around the footprint in 2006.
Our Wholesale Banking unit also delivered a strong performance, successfully carrying out a number of growth initiatives in both product and geography. While loan spreads narrowed somewhat, revenue growth was broad based. Credit quality remains excellent, and we continue to add new customer relationships across the franchise.
Solid activity in commercial leasing also contributed to Wholesale Banking’s growth. Total lease assets increased 43% during the year, with two small acquisitions contributing to the rise. Asset based lending delivered impressive results as well, with lending commitments rising 50%. Commercial real estate, one of the largest businesses within Wholesale Banking, achieved an 8.4% annual growth rate in loans. During the year, we further expanded the scope of these operations. In addition to opening new offices in Boston and Washington, D.C., we began underwriting mezzanine debt for certain developers and established real estate syndication capabilities to lead multibank transactions.
Our mortgage related businesses had mixed results for the year. The National Home Equity unit continued its robust growth. Originations rose 28% to $15.8 billion. Profits jumped 73%. This unit originates prime quality, variable and fixed rate home equity loans nationwide. Credit quality has been, and is expected to remain, outstanding. Demand should continue to be strong for this product in 2006.
National City Mortgage, our prime mortgage unit, saw its originations decline 10% as higher rates sharply curtailed the demand for refinancings. After-tax operating profits fell to $100 million from $201 million, and after-tax hedging gains of $184 million were down somewhat from 2004. Our hedging results have been among the best in the industry for several years in a row, with 2005 being perhaps the best relative performance of all. It is highly likely that mortgage originations will decline further in 2006 and that opportunities for hedging gains will be substantially reduced.
First Franklin, our non-prime mortgage company, had roughly flat originations. This unit focuses on home purchase activity, which remained fairly robust throughout the year. Unfortunately, margins came under increasing pressure as the year progressed, and by the fourth quarter, had fallen to the lowest level we have seen since we acquired this business in 1999. Net income for the unit declined 28% to $397 million.
As we enter 2006, it is clear that the mortgage businesses will be under margin and volume pressures. Accordingly, we are taking a number of aggressive steps to reduce costs and improve processes. We believe that mortgages are an essential core banking product, providing substantial opportunities for cross selling other products
2 ANNUAL REPORT 2005

and services. We plan to be well positioned when conditions in the mortgage markets improve, as they inevitably will.
Current financial performance aside, the most significant development of 2005 was the actual launch of Best In Class. Comprised of 33 projects, the initiative is designed to improve our financial and operating performance across the board, and foster the cultural changes required to sustain that performance. With a focus on ownership and accountability, the projects center around six major themes: enhancing sales effectiveness; deepening customer relationships; broadening our customer base; operating more effectively and efficiently; aligning the organization for success; and managing risk. Six Sigma methodology is being used in the implementation of these projects.
Best In Class will improve profits beginning in 2006. Ultimately, the initiative is projected to result in a $750 million improvement to annual pre-tax income following completion at the end of 2008. Approximately half of the benefit will be realized through incremental revenue growth and half from cost savings.
While early in the implementation phase, we’re already seeing tangible progress. For example, our strategic procurement program resulted in a $15 million pre-tax benefit in 2005 by streamlining sourcing processes across the organization. Savings are expected to increase to $60 million in 2006. A comprehensive study of management spans and layers was completed during the year, resulting in a meaningful reduction in management positions, and bringing decision making closer to customers. A project to streamline parts of the credit approval process is greatly increasing the number of Wholesale Banking loan approvals and the amount of time available for relationship managers to focus on sales.
While these are just a few examples, they signify changes occurring throughout National City, with an emphasis on organizational effectiveness and long-term performance improvement. In our company and industry, change is no longer the exception, but the rule. A disciplined and highly sophisticated approach to risk management will play a key role in our long-term success, as will the foresight to consistently capitalize on the right growth opportunities at the right time. As always, most important will be the contributions of our employees.
Best In Class performance demands customer focused, well trained and fully engaged employees who take pride and ownership in their jobs. To ensure they have the knowledge, tools and skills they need to achieve superior performance, we are investing significantly in enhanced, comprehensive training and development that meets the needs of our employees through all stages of their careers. We want a highly engaged work force, and to that end, we are dedicated to providing competitive pay, a flexible workplace, and opportunity for advancement.
We have built a solid track record of effectively deploying the capital entrusted to us by stockholders. 2005 certainly was no exception. The decline in the common stock price over the past year, while disappointing, provided attractive opportunities to repurchase shares. We did exactly that, buying back 43.5 million shares over the course of the year, while again increasing the dividend to an annual rate of $1.48 per share.
We also made the strategic decision to sell more loans originated by our National Consumer Finance business into the capital markets. Because these markets have become more efficient over the last several years, the advantage of carrying such loans on the balance sheet has narrowed or disappeared altogether. We have created a mortgage capital markets group to facilitate some of these sales and retain a portion of the fees otherwise paid to outside firms. The originate-and-sell model will free up significant capital, as will our demonstrated commitment to exit non-core businesses. In 2005, we exited the low-margin indirect auto business and have securitized that $2.2 billion portfolio.
We remain focused on deploying capital to the benefit of stockholders, and increasing the value of your investment in National City over time. Annual dividend increases and reinvestment in existing businesses are the highest priority, followed by targeted acquisitions and share repurchases.
In the following pages, we highlight other significant developments and events of 2005. We encourage you to review the entire report, as well as supplemental updates and periodic investor presentations posted on our Web site. We believe the quality, thoroughness and transparency of our financial and operating disclosures differentiate National City. And, as always, we welcome your comments and feedback.
Thank you for your continued support and investment.
David A. Daberko
Chairman and CEO
ANNUAL REPORT 2005 3

DOING WHAT’S RIGHT FOR OUR CUSTOMERS
In 2005, National City continued making banking simple for lives that aren’t. Driven by our brand promise to do what’s right for our customers, we delivered innovative and thoughtful products and services, and continued our strategic expansion in key markets. As we look to the future, we remain focused on taking our historically good performance to the Best In Class levels that our customers, communities and stockholders expect and deserve. The following pages touch on some notable 2005 accomplishments.
4 ANNUAL REPORT 2005

BECOMING BEST IN CLASS
We care about doing what’s right for our customers. It’s the National City brand promise, and we continue to deliver on it every day.
Executing that simple promise has helped us emerge as one of the nation’s leading financial services companies. It was a driving factor in the steady growth in 2005 of households served by our more than 1,200 branches. It was evident in the rollout of our Everyday Rewards credit card, which has been recognized as one of the best rewards cards in the country.
Helping drive the progress of our core banking businesses is a full suite of products and services that help make banking simple. These include innovative offerings like our Switch Service, through which one point of contact is all it takes for retail customers to transfer their checking accounts to
National City customer Lauren Wolf (R) and Small Business Banking Officer Elena Ray (L) were key contributors to the success of the Ohio Women’s Economic Development Outreach Tour.
National City celebrated its arrival in Greater Cincinnati by painting the town green – including this transit bus, making a stop at the city’s renowned Cincinnati Museum Center at Union Terminal.
National City. It also includes our comprehensive online process that enables retail and small-business customers, with one single application, to obtain multiple new accounts.
Our approach is delivering results in new and existing markets, including Cincinnati, where we’re proud to have a growing presence following the acquisition of Provident Financial. Our efforts also are driving growth for our customers. For example, through the successful Women’s Economic Development Outreach (WEDO®) tours, we and a coalition of partners continue providing resources that help women-owned businesses tap opportunities for expansion. To help ensure they have the financial resources they need, National City has doubled its target loan fund to women business owners to $3.5 billion.
An American Red Cross volunteer colors with a young Hurricane Katrina survivor. In 2005, National City and its employees donated more than $1 million in aid to those affected by the disaster.
5   ANNUAL REPORT  2005

2005 HIGHLIGHTS

1.20.05 *National City Consumer Loan Services Loss Mitigation Call Center recognized as a "Center of Excellence" by BenchmarkPortal, a prestigious distinction earned later in 2005 by Home Loan Services and Direct Banking call centers.*

2.14.05 *National City introduces its Switch Service allowing retail customers to easily end old banking relationships and start fresh with National City.*

2.22.05 *National City and the National Breast Cancer Foundation present $400,000 to six hospitals for education and research.*

2.25.05 *Together, National City and employees contribute more than $835,000 to aid Tsunami victims in Southeast Asia.*

3.7.05 *Conversion of Provident Bank is complete, making National City the largest bank in Ohio.*

3.28.05 *National City opens Nashville Corporate Banking office, providing Tennessee businesses greater access to a full suite of banking solutions.*

4.12.05 *National City receives NACHA Quality Award for the complete integration of paper-based checking account and electronic payment systems.*

5.17.05 *National City celebrates 160 years of serving customers, stockholders and the community.*

simplify℠

5.18.05 *National City enhances home ownership opportunities for Latinos by offering new "National Dream" product on MSN Latino Finanzas and in the company's markets.*

6.8.05 *National City aligns Asset Management units under the Allegiant name. Allegiant completes a series of strategic initiatives to enhance the asset management business.*

9.1.05 *National City launches a comprehensive online application allowing retail and small-business customers to securely apply for different products – lines of credit, loans, even IRAs – on one application at NationalCity.com.*

10.05 *National City supports Breast Cancer Awareness Month through the launch of its Diamond Edition® Visa® CheckCard, local community initiatives, and the "Real Men Wear Pink" campaign with its NFL partners.*

11.1.05 *National City is among the first banks to introduce a retail Health Savings Account product for individuals with high deductible health plans.*

11.10.05 *National City announces receipt of Silver Award from the The Brandon Hall Excellence in Learning Awards for outstanding case study, "Customer Education: A New Application of E-Learning."*

12.22.05 *National City announces agreement to expand in St. Louis through the acquisition of Forbes First Financial, parent company of Pioneer Bank and Trust Company.*

Simplify is a service mark of National City Corporation®.

2 0 0 5 H I G H L I G H T S
1 . 2 0 . 0 5 National City Consumer 2 . 1 4 . 0 5 National City introduces 2 . 2 2 . 0 5 National City and the Loan Services Loss Mitigation Call its Switch Service allowing retail National Breast Cancer Foundation Center recognized as a “Center of customers to easily end old banking present $400,000 to six hospitals Excellence” by BenchmarkPortal, a relationships and start fresh with for education and research. prestigious distinction earned later National City.
in 2005 by Home Loan Services and
Direct Banking call centers.
2 . 2 5 . 0 5 Together, National City 3 . 7 . 0 5 Conversion of Provident 3 . 2 8 . 0 5 National City opens and employees contribute more Bank is complete, making National Nashville Corporate Banking than $835,000 to aid Tsunami City the largest bank in Ohio. office, providing Tennessee victims in Southeast Asia. businesses greater access to a
full suite of banking solutions.
4 . 1 2 . 0 5 National City receives 5 . 1 7 . 0 5 National City celebrates
NACHA Quality Award for the 160 years of serving customers,
complete integration of paper- stockholders and the community.
based checking account and
electronic payment systems.
5 . 1 8 . 0 5 National City enhances 6 . 8 . 0 5 National City aligns home ownership opportunities Asset Management units under
for Latinos by offering new the Allegiant name. Allegiant
“National Dream” product on completes a series of strategic
MSN Latino Finanzas and in the initiatives to enhance the asset company’s markets. management business.
9 . 1 . 0 5 National City and its 9 . 1 . 0 5 National City launches 1 0 . 0 5 National City supports employees donate more than a comprehensive online application Breast Cancer Awareness Month $1 million to the American Red allowing retail and small-business through the launch of its Diamond Cross to support Hurricane customers to securely apply for Edition® Visa®CheckCard, local Katrina relief efforts. different products – lines of community initiatives, and the credit, loans, even IRAs – on one “Real Men Wear Pink” campaign application at NationalCity.com. with its NFL partners.
1 1 . 1 . 0 5 National City is among 1 1 . 1 0 . 0 5 National City announces 1 2 . 2 2 . 0 5 National City the first banks to introduce a retail receipt of Silver Award from the announces agreement to expand Health Savings Account product for The Brandon Hall Excellence in in St. Louis through the acquisition individuals with high deductible Learning Awards for outstanding of Forbes First Financial, parent health plans. case study, “Customer Education: company of Pioneer Bank and A New Application of E-Learning.” Trust Company.
Simplify is a service mark of National City Corporation ® .

ENGAGING OUR COMMUNITIES AND EMPLOYEES
Enlightened community engagement — whether through the arts, education, business or human services — is part of the National City heritage. Since opening our doors in 1845, we have proudly supported the communities in which we live and work.
Whether it is a team of employees volunteering with children in St. Louis to create artwork during the Children’s Arts Festival, or a $100,000 donation to the Armed Forces Relief Trust in tribute to National City employees, their families and our customers who serve in the U.S. Armed Forces, you will find community involvement at every level of the company.
For example, more than $1 million was raised through employee and corporate donations for Hurricane Katrina relief efforts of the American Red Cross. And, with the support of our customers and employees, we’ve donated more than $1 million to the National Breast Cancer Foundation through the sale of our Diamond Edition Visa products.
We have a compelling reason to support these and other causes. At National City, we believe our civic work is strategically significant to our business success. Community investment and revitalization are critical to support the social and economic health of our markets.
Embracing diversity at the inaugural National City Diversity Summit are, from left, Mike Price, CEO, Cincinnati-Northern Kentucky Market; Terri Hamilton Brown, SVP, Corporate Diversity; Alfonso Martinez, SVP, Human Resources, Sodexho USA.; and William E. MacDonald III, Vice Chairman.
To show its support for breast cancer research, prevention and education, National City illuminated its headquarters building pink throughout October, National Breast Cancer Awareness Month.
Just as critical to our success is the heart and soul of National City — our employees. Now more than ever, it is important for our employees to take ownership of their work and be accountable for their productivity. Best In Class performance demands highly capable, fully trained employees who take pride in what they do and stand behind the company. As we move toward becoming an employer of choice, we are implementing a comprehensive corporate training strategy that addresses the broad training and performance development needs of employees and leaders across our businesses.
National City is committed to be a diversity leader, creating a stronger inclusive environment that harnesses the inspired creativity and unique attributes of every employee — as well as our supplier community. To that end, we work with more than 290 women- and minority-owned business enterprises, and spend more than $52 million annually with these companies.
Our community outreach and work force development programs solidify our commitment to make a positive and real difference in the lives of our employees and the communities in which we operate, consistent with our primary objective of creating long-term value for our investors.
It’s just that simple.

BOARD OF DIRECTORS
James S. Christopher M. David A. Jon E. Barfield Broadhurst (1,4) Connor (2, 5) Daberko (3) (1,4) Chairman & Chairman & CEO Chairman, President Chairman & CEO President The Eat’n Park S CEO The National City Bartech Group, Hospitality Group, Sherwin-Williams Corporation Inc. Inc. Company
Bernadine P. Healy, M.D. (2,5) S.Craig Lindner Paul A. Orrnond Joseph T. Medical Columnist (1,4) Co-Cf O & (2,5) Chairman, Gorman (2,5) and Health Editor Co-President President & CEO Retired Chairman U.S. News & World American Financial Manor Care, TRW Inc. Report Group, Inc. Inc.
COMMITTEES:
(1) Audit
{2} Compensation
(3) Dividend
(4) Risk and Public
Policy
(5) Nominating
Robert A. Paul Gerald L. Jerry Sue (1,3,4) Chairman & Shaheen (2,5) Croup Thornton, Ph.D. Morry Weiss CEO President (1,3,4) President (1,3,4) Chairman Ampco-Pittsburgh Caterpillar Cuyahoga Community American Greetings Corporation Inc. College Corporation
OFFICE OF THE CHAIRMAN

David A. Daberko	Jeffrey D. Kelly	William E. MacDonald III	Peter E. Raskind
Chairman and CEO	Vice Chairman and CFO	Vice Chairman	Vice Chairman
OFFICERS
EXECUTIVE VICE PRESIDENTS
James R. Bell III
Paul G. Clark
Daniel J. Frate
John D. Gellhausen
Paul D. Geraghty
Jon L. Gorney
Timothy J. Lathe
Ted M. Parker
Richard B. Payne, Jr.
Philip L. Rice
Shelley J. Seifert
Stephen A. Stitle
David L. Zoeller
General Counsel
and Secretary
SENIOR VICE PRESIDENTS

Paul E. Bibb, Jr.
E. Kennedy Carter, Jr.
Jon N. Couture
Robert B. Crowl
Comptroller
Richard J. DeKaser
J. Andrew Dunham
Kenneth M. Goetz
Mary H. Griffith
James P. Gulick
General Auditor
Gregory M. Jelinek
J. Michael Kearney
Clark H. Khayat
Janis E. Lyons
W. Robert Manning, Jr.
Joseph T. McCartin
Bruce A. McCrodden
Chameli Naraine
L. Andrew Pollock
Thomas A. Richlovsky
Treasurer
Karin L. Stone
Jeffrey J. Tengel
STATE CEOs
ILLINOIS
Joseph A. Gregoire
INDIANA
Stephen A. Stitle
KENTUCKY
Charles P. Denny
MICHIGAN
Ted M. Parker
MISSOURI
Shaun R. Hayes
OHIO
Philip L. Rice
PENNSYLVANIA
Todd C. Moules
8 ANNUAL REPORT 2005

FINANCIAL REVIEW
FINANCIAL REVIEW
ANNUAL REPORT 2005  9
This Annual Report contains forward-looking statements. See page 32 for further information on the risks and uncertainties associated with forward-looking statements.
The Financial Review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for each of the past three years and should be read in conjunction with the accompanying consolidated financial statements and notes presented on pages 37 through 81.
Overview
The primary source of National City’s revenue is net interest income from loans and deposits, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors, including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace. The most significant market factors affecting 2005 results were the increasing interest rate environment, narrower loan spreads, and a slowdown in the mortgage industry.
Tax-equivalent net interest income in 2005 was up 6% over 2004 and 8% over 2003, reflecting strong growth in earning assets. Net interest margin was 3.74% for 2005, compared with 4.02% in 2004, and 4.08% in 2003. The lower net interest margin in 2005 reflects lower spreads on both portfolio loans and loans held for sale, due to the flattening of the yield curve and increased competition, and a lower balance of mortgages held for sale, partially offset by wider deposit spreads. Management does not expect much variability in net interest margin in the first half of 2006.
Average portfolio loans increased 18% over 2004. Strong growth was experienced in commercial, residential real estate and home equity. The Corporation sold $1.4 billion of home equity lines of credit and securitized $2.2 billion of indirect automobile loans in 2005. Management plans to sell or securitize most of its future production of home equity and nonconforming residential mortgage loans, subject to market conditions. Accordingly, portfolio loan growth is expected to slow in future periods.
Mortgage banking revenue decreased by 11% compared with 2004 due to lower gains on sales of nonconforming residential mortgage loans, lower net hedging gains on mortgage servicing rights, and lower mortgage originations. Compared with 2003, mortgage banking revenue decreased by 27% for similar reasons, with 2003 being a record year for mortgage production. A slowing housing market and overcapacity in the mortgage industry has resulted in lower mortgage production and a decline in the gain on sale recognized upon sale of these loans into the secondary markets. Management believes that the mortgage industry is cyclical and the low point of the cycle has arrived. However, it is not known when the overall mortgage environment will begin to show significant improvement.
Deposit service fees increased 10% over 2004 and 27% over 2003 which reflects good growth in personal deposit accounts, including the effects of 2004 acquisitions, and fee-generating transactions. Average core deposits grew 6% compared with the prior year reflecting an increase in consumer household relationships of 3.4%.
Noninterest expenses in 2005 included $65 million of costs and other charges related to the implementation of the Corporation’s Best In Class program for long-term performance improvement. See further discussion on page 31. Noninterest expenses in 2005 included $45 million of acquisition integration costs as described on pages 15-16.
Credit quality remained sound in 2005. Net charge-offs as a percentage of average portfolio loans were .36%, 3 basis points better than 2004 and 44 basis points better than 2003. Credit card charge-offs increased due to a record level of consumer bankruptcy filings precipitated by a change in these laws in October 2005. Improved credit quality in the commercial portfolio more than offset higher consumer losses. Management expects that commercial losses will increase in 2006 compared with the very low levels experienced in 2005.
During 2005, the Corporation initiated a plan to consolidate six of its subsidiary banks under a single national banking charter. This move, expected to be completed in July 2006, will improve operating efficiencies and facilitate customer transactions across National City’s banking footprint.
Comparisons of results to prior periods were affected by acquisitions and divestitures which occurred during 2005 and 2004. In January 2005, the Corporation completed the acquisition of Charter One Vendor Finance. In August 2005, the Corporation sold Madison Bank and Trust, a five branch bank. In November 2005, the Corporation announced the exit of its indirect retail automobile and motorsports lending business. In 2004, the Corporation completed the acquisition of three financial institutions: Allegiant Bancorp (Allegiant) in April 2004, Provident Financial Group (Provident) in July 2004, and Wayne Bancorp (Wayne) in October 2004. In addition, the Corporation sold its former subsidiary, National Processing, in October 2004, and sold its Corporate Bond Administration business in June 2004. The financial results of acquired companies are included in the consolidated financial results of the Corporation from their respective acquisition dates. The financial results of divested businesses are included up to their respective sale or exit dates.

10  ANNUAL REPORT 2005

________________________________________________________________________________

FINANCIAL REVIEW (Continued)
Consolidated Average Balance Sheets

	Daily Average Balance

(Dollars in Millions)	2005	2004	2003	2002	2001

Assets
Earning Assets:
Loans(a):
Commercial	$26,919	$22,131	$21,403	$23,989	$26,029
Commercial construction	3,068	2,568	2,343	1,380	1,262
Real estate – commercial	12,231	11,326	9,483	8,005	6,788
Real estate – residential	42,684	40,889	45,972	29,615	21,796
Home equity lines of credit(b)	21,122	14,743	9,293	7,014	5,222
Credit card and other unsecured lines of credit	2,523	2,286	2,155	1,900	2,197
Other consumer	7,818	7,659	8,059	11,384	12,318

Total loans(b)	116,365	101,602	98,708	83,287	75,612
Securities available for sale, at amortized cost:
Taxable	7,134	7,033	6,195	7,675	7,619
Tax-exempt	625	665	669	674	733

Total securities available for sale	7,759	7,698	6,864	8,349	8,352
Federal funds sold and security resale agreements, and other investments	2,100	1,621	1,326	1,333	880

Total earning assets/total interest income/rate(b)	126,224	110,921	106,898	92,969	84,844
Allowance for loan losses	(1,143)	(1,101)	(1,028)	(951)	(897)
Fair value appreciation of securities available for sale	72	150	257	255	167
Nonearning assets	16,403	14,433	12,398	11,260	9,055

Total assets(b)	$141,556	$124,403	$118,525	$103,533	$93,169

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market	$28,589	$28,897	$25,378	$20,740	$18,120
Savings	2,361	2,583	2,423	2,561	2,713
Consumer time deposits	18,662	14,875	13,729	15,064	15,332
Other deposits	6,087	3,062	2,752	3,613	5,802
Foreign deposits	8,787	8,946	7,002	6,302	4,319
Federal funds borrowed	4,021	4,920	7,895	5,459	4,637
Security repurchase agreements	3,317	2,918	3,013	3,327	3,887
Borrowed funds	2,253	1,477	1,556	2,406	1,748
Long-term debt	32,752	24,028	24,854	19,558	16,415

Total interest bearing liabilities/total interest expense/rates	106,829	91,706	88,602	79,030	72,973

Noninterest bearing deposits	18,257	17,763	17,203	13,685	11,622
Accrued expenses and other liabilities(b)	3,705	3,618	3,748	2,845	1,600

Total liabilities(b)	128,791	113,087	109,553	95,560	86,195

Total stockholders’ equity	12,765	11,316	8,972	7,973	6,974

Total liabilities and stockholders’ equity(b)	$141,556	$124,403	$118,525	$103,533	$93,169

Net interest income(b)

Interest spread(b)
Contribution of noninterest bearing sources of funds

Net interest margin(b)

(a)	Includes both portfolio loans and loans held for sale or securitization.

(b)	During 2005, the Corporation reclassified the amortization of certain deferred loan origination fees and costs associated with home equity lines of credit from noninterest income to interest income. The effect of this reclassification was to increase noninterest income and reduce net interest income with no effect on net income. In addition, net deferred origination costs were reclassified from other liabilities to home equity lines of credit. Prior period financial information has been updated to reflect this reclassification.

ANNUAL REPORT 2005  11

________________________________________________________________________________

	Interest					Average Rate

	2005	2004	2003	2002	2001	2005	2004	2003	2002	2001

Assets
Earning Assets:
Loans(a):
Commercial	$1,589	$936	$818	$1,133	$1,791	5.90%	4.23%	3.82%	4.72%	6.88%
Commercial construction	193	119	103	79	100	6.29	4.63	4.41	5.72	7.92
Real estate – commercial	778	648	581	534	540	6.36	5.72	6.13	6.68	7.96
Real estate – residential	2,757	2,591	2,964	2,119	1,712	6.46	6.34	6.45	7.15	7.85
Home equity lines of credit(b)	1,194	581	355	336	390	5.65	3.94	3.81	4.79	7.46
Credit card and other unsecured lines of credit	251	200	173	176	264	9.93	8.73	8.01	9.26	12.04
Other consumer	493	496	569	953	1,072	6.31	6.48	7.07	8.38	8.70

Total loans(b)	7,255	5,571	5,563	5,330	5,869	6.23	5.48	5.64	6.40	7.76
Securities available for sale, at amortized cost:
Taxable	352	345	322	483	454	4.93	4.90	5.19	6.29	5.96
Tax-exempt	45	49	51	55	59	7.27	7.36	7.68	8.15	8.13

Total securities available for sale	397	394	373	538	513	5.12	5.11	5.43	6.44	6.15
Federal funds sold and security resale agreements, and other investments	111	88	58	63	59	5.28	5.46	4.35	4.72	6.66

Total earning assets/total interest income/rate(b)	$7,763	$6,053	$5,994	$5,931	$6,441	6.15%	5.46%	5.61%	6.38%	7.59%
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets
Total assets(b)
Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market	$488	$252	$257	$301	$503	1.71%	.87%	1.01%	1.45%	2.78%
Savings	10	9	11	21	36	.44	.35	.45	.82	1.33
Consumer time deposits	642	467	506	646	843	3.44	3.14	3.69	4.28	5.50
Other deposits	203	50	34	67	244	3.33	1.64	1.23	1.84	4.20
Foreign deposits	261	118	84	114	152	2.97	1.32	1.20	1.81	3.53
Federal funds borrowed	134	71	114	116	186	3.34	1.45	1.44	2.12	4.02
Security repurchase agreements	76	23	19	35	111	2.28	.78	.63	1.04	2.86
Borrowed funds	68	15	18	37	64	3.01	1.03	1.20	1.55	3.66
Long-term debt	1,154	588	587	573	837	3.52	2.45	2.36	2.94	5.10

Total interest bearing liabilities/total interest expense/rates	$3,036	$1,593	$1,630	$1,910	$2,976	2.84%	1.74%	1.84%	2.42%	4.08%
Noninterest bearing deposits
Accrued expenses and other liabilities(b)
Total liabilities(b)
Total stockholders’ equity
Total liabilities and stockholders’ equity(b)

Net interest income(b)	$4,727	$4,460	$4,364	$4,021	$3,465

Interest spread(b)						3.31%	3.72%	3.77%	3.96%	3.51%
Contribution of noninterest bearing sources of funds						.43	.30	.31	.37	.57

Net interest margin(b)						3.74%	4.02%	4.08%	4.33%	4.08%

12  ANNUAL REPORT 2005

________________________________________________________________________________

FINANCIAL REVIEW (Continued)
Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and the interest expense on liabilities used to fund those assets, including interest bearing deposits and other borrowings. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. Changes in net interest income are most often measured through two statistics – interest spread and net interest margin. The difference between the yields on earning assets and the rates paid on interest bearing liabilities represents the interest spread. The net interest margin is expressed as the percentage of net interest income to average earning assets. Because noninterest bearing sources of funds, or free funding, principally demand deposits and stockholders’ equity, also support earning assets, the net interest margin exceeds the interest spread.
To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to the pretax-equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for 2005, 2004, and 2003 were $31 million, $27 million, and $29 million, respectively. Average outstanding loan balances include nonperforming loans and loans held for sale or securitization. Average outstanding securities balances are computed based on amortized cost and exclude unrealized gains and losses on securities available for sale.
In order to manage exposure to changes in interest rates, the Corporation uses various types of derivative instruments. The effects of derivative instruments used to manage interest rate risk associated with earning assets and interest bearing liabilities are included in interest income or expense of the hedged item and consequently affect the yields on those assets and liabilities. Further discussion of the derivative instruments used to manage interest rate risk and the accounting for these instruments is included in Notes 1 and 24 to the consolidated financial statements. A discussion of the effects of changing interest rates is included in the Market Risk section beginning on page 25.
Net interest income and net interest margin are also affected by amortization of fair value premiums and discounts recognized on earning assets and interest bearing liabilities of acquired businesses. Refer to Note 3 to the consolidated financial statements for further discussion on acquisitions. These adjustments are amortized into interest income and expense based upon the estimated remaining lives of the assets and liabilities acquired.
The increase in net interest income in 2005 resulted from growth in earning assets which more than offset the increase in deposit and funding costs. The increase in net interest income in 2004 over 2003 was due to mortgage and home equity portfolio growth, higher levels of noninterest bearing core deposits, and the effects of acquisitions, partially offset by lower balances of mortgage loans held for sale.
The net interest margin decline in 2005 resulted from lower spreads on both portfolio loans and loans held for sale, due to the flattening of the yield curve and increased competition, and a lower balance of mortgages held for sale, partially offset by wider deposit spreads. The decline in the net interest margin for 2004 was related to the ongoing effects of a low interest rate environment, which resulted in reduced asset yields and narrower spreads on deposits.
Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources is included in the Financial Condition section beginning on page 18.
The following table shows changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income arising from volume and rate changes for major categories of earning assets and interest bearing liabilities. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

	2005 vs 2004			2004 vs 2003

	Due to			Due to
	Change in			Change in
			Net			Net
(In Millions)	Volume	Rate	Change	Volume	Rate	Change

Increase (decrease) in tax-equivalent interest income –
Loans:
Commercial	$203	$450	$653	$28	$90	$118
Commercial construction	23	51	74	10	6	16
Real estate – commercial	52	78	130	113	(46)	67
Real estate – residential	115	51	166	(328)	(45)	(373)
Home equity lines of credit	251	362	613	207	19	226
Credit card and other unsecured lines of credit	21	30	51	10	17	27
Other consumer	10	(13)	(3)	(28)	(45)	(73)
Securities available for sale	2	1	3	47	(26)	21
Federal funds sold, security resale agreements, and other investments	27	(4)	23	13	17	30

Total	$704	$1,006	$1,710	$72	$(13)	$59

Increase (decrease) in interest expense
Deposits:
NOW and money market accounts	$(3)	$239	$236	$45	$(50)	$(5)
Savings accounts	(1)	2	1	1	(3)	(2)
Consumer time deposits	119	56	175	41	(80)	(39)
Purchased deposits	40	256	296	28	22	50
Federal funds borrowed, security repurchase agreements, and borrowed funds	3	166	169	(53)	11	(42)
Long-term debt	215	351	566	(6)	7	1

Total	$373	$1,070	$1,443	$56	$(93)	$(37)

Increase in tax-equivalent net interest income			$267			$96

ANNUAL REPORT 2005  13

________________________________________________________________________________

Noninterest Income
Details of noninterest income follow:

(In Millions)	2005	2004	2003

Mortgage banking revenue	$1,054	$1,190	$1,447
Deposit service charges	722	656	568
Trust and investment management fees	296	301	291
Leasing revenue	267	180	37
Card-related fees	212	212	201
Brokerage revenue	159	145	122
Other service fees	125	113	106
Insurance revenue	103	91	73
Ineffective hedge and other derivative gains, net	64	73	100
Commercial real estate loan sales and servicing	59	33	—
Principal investment gains	57	69	7
Gain on sale of National Processing	—	714	—
Payment processing revenue	2	409	478
Other	157	235	116

Total fees and other income	3,277	4,421	3,546
Securities gains, net	27	19	47

Total noninterest income	$3,304	$4,440	$3,593

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

(In Millions)	2005	2004	2003

NCM Servicing revenue:
Net servicing fees	$490	$478	$422
Amortization of mortgage servicing rights	(492)	(493)	(514)
Mortgage servicing right impairment recovery (charge)	89	(105)	195
Mortgage servicing right ineffective hedge and other derivative gains, net	196	493	176
Other	—	1	5

Net NCM servicing revenue	283	374	284
NCM origination and sales revenue	488	391	881
First Franklin origination and sales revenue	264	417	282
NCHLS mortgage banking revenue	19	—	—
Other mortgage banking revenue	—	8	—

Total mortgage banking revenue	$1,054	$1,190	$1,447

Mortgage banking revenue declined in 2005 compared to the prior year due to lower gains on sale of both conforming and nonconforming loans, as well as lower net pretax hedging gains associated with mortgage servicing rights (MSRs). Gain on sale margins declined by 139 basis points at First Franklin and 22 basis points at NCM compared to the prior year. This decline in margin was due to overcapacity in the mortgage industry which has resulted in highly competitive pricing of loan sales into the secondary markets. Management expects gain on sale margins to continue to be under pressure for the first half of 2006. Pretax MSR net hedging gains, including impairment charges and recoveries, were $285 million in 2005 compared to $388 million in 2004. The lower gains in 2005 reflected a flatter yield curve.
Mortgage banking revenue declined by an even larger amount when comparing 2004 with 2003. This decline reflects cyclically lower mortgage origination and sales. Mortgage loan originations declined by 25% in 2004 compared to the record levels set in 2003. Conforming mortgage loan originations declined during 2004 as a result of higher interest rates, which decreased demand for refinancing. Nonconforming mortgage loan originations and sales increased during this same period due to the expansion of First Franklin’s market and product offerings. Mortgage banking revenue for 2004 also included a $36 million deferral of revenue related to the adoption of the SEC Staff Accounting Bulletin 105. Pretax MSR net hedging gains were comparable between 2004 and 2003.
The Corporation sells substantially all of its NCM loan production into the secondary market and retains the servicing rights. In late 2004, the Corporation began selling some First Franklin loans with servicing retained, and this activity continued in 2005. About 30% of the loans originated by First Franklin were retained in portfolio in 2005 and 2004 versus 50% in 2003. Management plans to sell most of its future production of First Franklin loans.
Further information on mortgage loan originations and sales follows:

(In Millions)	2005	2004	2003

NCM loan originations:
Total loan originations	$59,031	$65,664	$105,561
Less: portfolio originations	(5,719)	(5,121)	(4,545)

Total NCM loans originated for sale	53,312	60,543	101,016
First Franklin loan originations:
Total loan originations	29,560	29,151	20,138
Less: portfolio loan originations	(8,192)	(9,598)	(10,233)

Total First Franklin loans originated for sale	21,368	19,553	9,905

Total mortgage loans originated for sale	$74,680	$80,096	$110,921

NCM loan sales:
Servicing retained	$49,320	$58,793	$107,318
Servicing released	1,997	1,514	1,196

Total NCM loan sales	51,317	60,307	108,514
First Franklin loan sales:
Servicing retained	16,403	1,919	—
Servicing released	4,414	17,163	8,937

Total First Franklin loan sales	20,817	19,082	8,937

Total mortgage loan sales	$72,134	$79,389	$117,451

The Corporation typically retains the right to service the NCM mortgage loans it sells. Upon sale, the Corporation recognizes an MSR, which represents the present value of the estimated future net servicing cash flows to be realized over the estimated life of the underlying loan. The unpaid principal balance of loans serviced for third parties by NCM was $159.6 billion at December 31, 2005, up from $152.4 billion at December 31, 2004, and $141.1 billion at December 31, 2003. The carrying value of MSRs at NCM was $2.0 billion at December 31, 2005, up from $1.5 billion at December 31, 2004.

14  ANNUAL REPORT 2005

________________________________________________________________________________

FINANCIAL REVIEW (Continued)
In late 2004, the Corporation began selling certain First Franklin loans with servicing retained. In 2005, approximately 80% of First Franklin loans were sold with servicing retained versus only 10% in the prior year. These loans are serviced by the NCHLS business unit. At December 31, 2005 and 2004, the unpaid principal balance of loans serviced for third parties by NCHLS was $16.9 billion and $1.9 billion, respectively. The carrying value of MSRs at NCHLS was $108 million at December 31, 2005, up from $15 million at December 31, 2004.
The value of MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of MSRs. The Corporation manages the risk associated with declines in the value of MSRs by using derivative instruments. Further detail on MSRs, including a sensitivity analysis of the effect changes in assumptions have on the estimated value of servicing assets, is included in Note 11 to the consolidated financial statements.
Deposit service charges increased 10% over 2004 and 27% over 2003 levels, reflective of higher debit and interchange fees and overdraft and nonsufficient funds (NSF) fees. Debit and interchange fees had an annual growth rate of approximately 20% due to a higher number of cardholders and increased usage of debit cards. Overdraft and NSF fees grew 23% in 2005 and 29% in 2004 reflecting growth in the number of deposit accounts and increased incidence rates.
Trust and investment management fees, which include both institutional and personal accounts, are based primarily on the market value of assets under administration. At December 31, 2005, 2004, and 2003, the Corporation had total assets under administration of $107.8 billion, $108.8 billion and $111.8 billion, respectively. The growth in trust and investment management fees in 2004 reflects business acquired with 2004 acquisitions.
Leasing revenue represents rental income and fees associated with portfolios of commercial equipment and automobile leases. Leasing revenue increased in 2005 due to a full year of revenue associated with acquisitions completed in 2004. The same reason accounted for the increase in leasing revenue in 2004. The Corporation is no longer originating automobile leases; therefore, revenues related to the automobile lease portfolio will continue to decline in future periods as these leases run off.
Brokerage revenue increased in 2005 and 2004 due to business acquired with the Provident and Allegiant acquisitions in 2004. Other service fees increased because of higher check and money order fees and higher letter of credit fees. Net ineffective hedge and other derivative gains declined in 2005 due to lower gains recognized on derivatives acquired to offset deferred compensation liabilities. Insurance revenue was higher in both 2005 and 2004 due to increased volumes of borrower paid private mortgage and title insurance. Commercial real estate loan sale and servicing income increased in both 2005 and 2004 due to business units acquired with the Provident acquisition in 2004. No commercial real estate servicing income was recognized in 2003.
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
The Corporation recognized a pretax gain of $714 million on the sale of its former subsidiary, National Processing, in late 2004. Payment processing revenue substantially ceased with the sale of this subsidiary.
Other fee income included a number of unusual items in both 2005 and 2004. In 2005, the Corporation recognized a $16 million gain on the sale of Madison Bank & Trust, an $18 million gain on the sale of home equity lines of credit, and a $29 million loss on the securitization of indirect automobile loans. Other fee income for 2004 included a $62 million gain on the sale of the Corporate Trust Bond Administration business, a $14 million gain on the sale of seven branches located in the Upper Peninsula of Michigan, a $9 million gain on the securitization of indirect automobile loans, and $16 million of gains on the sale of student loans versus only $7 million of such gains in 2003.
Net securities gains are summarized as follows:

(In Millions,
Except Per Share Amounts)	2005	2004	2003

Net gains:
Equity securities	$13	$3	$40
Debt securities	14	16	7

Net pretax gains	27	19	47
Tax provision	7	2	11

Effect on net income	$20	$17	$36

Effect on diluted net income per share	$.03	$.03	$.06

Net gains on debt securities are generated mainly from the investment portfolio maintained for asset/liability management purposes, while equity securities net gains are generated primarily from the Corporation’s bank stock fund, an internally managed equity portfolio of bank and thrift common stock investments. In late 2005, management made the decision to begin liquidating its bank stock fund holdings. An impairment loss of $11 million was recognized in 2005 on bank stock fund securities still held at year end and is included in the above table. Appreciation on bank stock fund securities donated to the Corporation’s charitable foundation accounted for $6 million and $15 million of the gains recognized in 2005 and 2003. No such securities were donated in 2004.

ANNUAL REPORT 2005  15

________________________________________________________________________________

Noninterest Expense
Details of noninterest expense follow:

(In Millions)	2005	2004	2003

Salaries, benefits, and other personnel	$2,560	$2,363	$2,157
Third-party services	332	350	318
Net occupancy	316	254	233
Equipment	303	300	245
Leasing expense	179	126	52
Marketing and public relations	165	115	136
Postage and supplies	143	148	138
Impairment, fraud & other losses	108	71	72
Travel and entertainment	85	82	61
Telecommunications	82	85	84
State and local taxes	74	60	62
Intangible asset amortization	52	46	23
Card processing	21	190	218
Other	335	282	254

Total noninterest expense	$4,755	$4,472	$4,053

Comparisons of 2005 to prior years are affected by acquisitions completed in 2004 which resulted in higher personnel costs, intangibles amortization and other acquisition integration costs, as well as other unusual items discussed below. Acquisition integration costs were $45 million in 2005 and $74 million in 2004, with no significant costs incurred in 2003.
Details of salaries, benefits, and other personnel expense follow:

	2005	2004	2003
(Dollars in Millions)

Salaries and wages	$1,422	$1,347	$1,225
Incentive compensation	809	774	843
Deferred personnel costs	(457)	(505)	(570)
Contract labor	199	149	110
Medical and other benefits	175	166	163
Payroll taxes	156	149	141
Retirement plans	82	81	51
Severance	61	37	75
Stock-based compensation	57	67	30
Deferred compensation	16	32	39
Other personnel costs	40	66	50

Total salaries, benefits, and other personnel	$2,560	$2,363	$2,157

Full-time equivalent employees at year end	34,270	35,230	33,331

Salaries, benefits, and other personnel costs increased in 2005 compared to 2004 due to higher salaries and wages, incentive compensation, contract labor, and lower deferred personnel costs. The increase in salaries and wages reflects a larger number of full-time equivalent employees throughout 2005, resulting primarily from acquisitions completed in 2004, and normal salary increases. During the fourth quarter of 2005, the Corporation eliminated a number of management positions pursuant to its Best In Class initiative, resulting in a severance charge of $43 million. The Corporation has not yet realized any significant savings in ongoing expenses from these terminations due to their occurrence late in the year.
Incentive compensation increased in 2005 due to business growth, particularly in corporate and retail banking. The higher contract labor costs in 2005 were primarily due to contract programmers hired to develop a new mortgage loan origination system and temporary help engaged in acquisition integration activities. Deferred personnel costs decreased due to lower mortgage loan originations in 2005 compared to prior years, which more than offset an increase in capitalized labor for internally developed software. Deferred compensation costs, which represent market valuation adjustments on deferred compensation liabilities, decreased compared to 2004 due to a smaller increase in the investment indices to which the value of these obligations are tied. Medical and other benefits and payroll taxes, expressed as a percentage of salary and wages, are comparable to the prior year. Stock-based compensation was lower in 2005, as the prior year included $11 million of expense associated with the acceleration of vesting of National Processing’s stock options prior to its sale.
Salaries, benefits and other personnel costs increased in 2004 compared to 2003 primarily due to higher salaries and wages, stock-based compensation, contract labor and pension expense. Salaries and wages increased due to employees retained from acquisitions completed in 2004. Higher stock-based compensation expense reflects the phase in of expensing stock options, which began in 2003, and $11 million of expense for the acceleration of vesting of National Processing’s stock awards triggered by the sale of this business. Higher contract labor costs in 2004 compared to the preceding year reflected temporary help engaged in acquisition integration activities. Pension costs increased due to lowering the discount rate and expected long-term rate of return on plan assets. Partially offsetting these increases were lower incentive compensation and severance expense. The lower incentive compensation in 2004 was due to lower mortgage originations compared to 2003. Severance costs in 2004 consisted of severance incurred in the normal course of business as well as $19 million of incentives to retain employees of acquired companies. All severance costs for planned terminations of acquired employees were included in the purchase price allocations. Severance costs in 2003 included $77 million of costs associated with a voluntary early retirement program and position eliminations across all lines of business.
Third-party services decreased in 2005 compared to the prior year due to the completion of system integration activities for 2004 acquisitions. Partially offsetting this decrease were $6 million of consultants’ fees and $6 million of outplacement costs associated with Best In Class initiatives. Third-party services were higher in 2004 compared with 2003 due to system integration work for acquisitions mentioned above.
Net occupancy expense increased in 2005 due to higher depreciation expense and a $29 million one-time adjustment for lease accounting. Fixed asset additions, as well as property acquired with Provident in July 2004, contributed to the higher depreciation in 2005. Equipment costs increased in 2004 compared with the prior year due to higher depreciation expense for Customer Connections, the Corporation’s retail delivery system upgrade begun in 2003.
Leasing expense increased in both 2005 and 2004 due to the commercial equipment and automobile leasing businesses acquired with Provident in mid 2004. Higher depreciation expense was recognized in 2005 on a larger leased equipment portfolio. Partially offsetting this increase were net residual value recoveries of $28 million

16  ANNUAL REPORT 2005

________________________________________________________________________________

FINANCIAL REVIEW (Continued)
and $6 million in 2005 and 2004, respectively, compared with write-downs of $14 million in 2003, on the automobile lease portfolio. The net recoveries in 2005 included a $21 million insurance settlement, representing a partial recovery of previously incurred residual value losses.
Marketing and public relations for 2005 and 2003 contained contributions of appreciated securities to the Corporation’s charitable foundation in the amount of $30 million and $40 million, respectively, with no similar contribution in 2004. Advertising and promotional spending also increased in both 2005 and 2004 compared with prior years. In 2005, the Corporation increased spending on corporate sponsorships, direct mail marketing and promotional activities associated with free checking and home equity products. In 2004, higher advertising costs were incurred to introduce National City’s products and services to the St. Louis and Cincinnati markets.
Impairment, fraud and other losses increased in 2005 due to an $18 million impairment charge on several underutilized buildings offered for sale, $11 million of higher costs associated with the Corporation’s insurance subsidiary, and a $5 million charge for lease exit costs and asset impairments associated with the Best In Class program.
State and local taxes increased in 2005 compared to prior years due to acquisitions and lower tax credits. Intangible asset amortization increased in both 2005 and 2004 as a result of intangibles recognized in 2004 acquisitions. Card processing costs decreased in 2005 as these costs were primarily associated with the former National Processing subsidiary, which was sold in late 2004.
In 2005, other noninterest expense increased compared to the prior year due to $20 million of higher foreclosure losses, $10 million of higher losses on community development and civic partnerships, and $9 million of higher private mortgage insurance costs. The foreclosure provision increased in 2005 due to higher loss rates. The increase in insurance costs was primarily related to higher premiums for private mortgage insurance, coupled with an increase in the number of insured portfolio loans. The higher losses for community development and civic partnerships in 2005 reflects both new investments and accelerated amortization to match the expected timing of receipt of tax credits. In 2004, other noninterest expense increased compared to the prior year due to $14 million of higher losses on community development and civic partnerships, as well as $13 million of higher minority interest expense associated with subsidiaries acquired in 2004.
The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 59.41% in 2005, 50.35% in 2004, and 51.24% in 2003. The higher efficiency ratio in 2005 was reflective of higher noninterest expense driven by 2004 acquisitions, lower mortgage banking revenue, and the prior year gain on the sale of the former National Processing subsidiary. The lower efficiency ratio in 2004 when compared with 2003 was primarily the result of that gain. Management expects the implementation of the Best In Class program will ultimately drive the efficiency ratio toward 50%.
Income Taxes
The effective tax rates for 2005, 2004, and 2003 were 33.0%, 31.8%, and 34.6%, respectively. The tax provisions for 2005 and 2004 included $11 million and $67 million, respectively, of tax benefits related to return to provision true-ups, the favorable conclusion of tax examinations, and the regular reassessment of certain tax accruals. In addition, the effective tax rate for 2004 included a lower effective rate applied to the gain on the sale of National Processing. The effective tax rate in 2003 reflected higher state taxes associated with higher volumes of mortgage banking activities. A reconciliation of the effective tax rate to the statutory rate is included in Note 20 to the consolidated financial statements. Management forecasts the effective tax rate for 2006 to approximate 33%.
Line of Business Results
National City is functionally managed along five major business lines as discussed in Note 26 to the consolidated financial statements. National Processing, reported as a separate segment in prior periods, was sold in October 2004. Net income (loss) by line of business follows:

(In Millions)	2005	2004	2003

Wholesale Banking	$770	$662	$329
Consumer and Small Business Financial Services	699	676	615
National Consumer Finance	559	639	419
National City Mortgage	284	442	939
Asset Management	80	133	93
National Processing	—	34	49
Parent and Other	(407)	194	(327)

Consolidated net income	$1,985	$2,780	$2,117

Wholesale Banking: Net interest income grew 15% in 2005 and 19% in 2004, reflecting strong growth in commercial leasing, asset-based lending, and real estate loans, as well as acquisitions completed in 2004. Net interest margin was 3.28% in 2005, 3.53% in 2004, and 3.42% in 2003, reflecting narrowing loan spreads. Noninterest income increased by 20% in 2005 primarily due to strong commercial real estate servicing income, tax credit syndication fees, and leasing revenue associated with business units acquired in 2004. Noninterest income increased by more than 50% in 2004 due to higher treasury management and capital markets revenues. Principal investment gains were $57 million in 2005, $69 million in 2004, and $7 million in 2003. Noninterest expense increased in 2005, reflecting a larger number of employees and a leasing business acquired in the prior year. Incentive compensation grew in 2005 as a result of higher loan origination and fee-based revenues. The provision for credit losses recognized in 2005 was a reversal of previously recognized provision of $26 million, compared with a provision for credit losses of $51 million and $341 million in 2004 and 2003, respectively. Commercial credit quality has improved significantly over the last two years. Average loans outstanding increased 20% over 2004. Average commercial deposits for 2005 were 8% higher than the prior year.

ANNUAL REPORT 2005  17

________________________________________________________________________________

Consumer and Small Business Financial Services (CSB): Net interest income increased in both 2005 and 2004 on higher earning assets and wider deposit spreads. Deposit and other service fee income had strong growth in 2005 resulting from a higher number of accounts and fee-generating transactions. Noninterest income for 2005 included a $29 million loss on the securitization of indirect automobile loans, offset partially by a $16 million gain on the sale of Madison Bank & Trust. In the prior year, a $14 million gain on the sale of Upper Michigan branches was realized. Noninterest expense in 2005 benefited from a $21 million insurance settlement, representing the partial recovery of previously incurred residual value losses associated with CSB’s former automobile leasing business. Automobile lease residual value recoveries (write-downs) were $6 million in 2004 and $(14) million in 2003. The provision for credit losses increased in 2005 due to credit losses related to a record number of consumer bankruptcy filings. Average core deposits were $53 billion in 2005 versus $49 billion in 2004. Household acquisition trends remained strong as evidenced by 3.4% growth during 2005.
National Consumer Finance: Net income declined in 2005 due to lower earnings at First Franklin, partially offset by higher earnings at National Home Equity. First Franklin’s noninterest income fell sharply in 2005 on lower gains on sale of mortgages due to intensely competitive market conditions. Average margins realized on the sale of nonconforming mortgage loans decreased 139 basis points compared to 2004. First Franklin’s net interest income also declined in 2005 due to narrower loan spreads associated with a flattened yield curve. In contrast, First Franklin’s net income increased in 2004 compared with 2003 due to record origination volumes, which more than offset a decline in gain on sale margins. National Home Equity’s net interest income grew significantly in both 2005 and 2004 due to portfolio growth associated with strong production in both years. Noninterest income for 2005 included an $18 million gain on the sale of home equity lines of credit. The provision for credit losses increased to $21 million for 2005, compared with $4 million in 2004, and $8 million in 2003. The higher provision reflects the growth and continued seasoning of this portfolio. The First Franklin retained portfolio was $18.7 billion at December 31, 2005, up from $18.3 billion at December 31, 2004. Home equity lines and loans retained in portfolio grew to $14.6 billion at December 31, 2005, up from $11.9 billion at December 31, 2004. Management plans to sell or securitize most of its National Home Equity and First Franklin production in future periods.
National City Mortgage: Net interest income decreased in 2005 compared to the prior two years due to narrower spreads on mortgage loans held for sale, reflecting a flattened yield curve, and a lower average balance of mortgages held for sale, particularly compared with 2003. Mortgage banking revenue increased slightly compared to 2004 but dropped sharply versus 2003, due to cyclically lower volumes. Gain on sale margins decreased 22 basis points compared with 2004. Net MSR hedging gains were $285 million in 2005, down from $388 million in 2004 and $371 million in 2003. Noninterest expense increased in 2005 due to higher contract labor and consulting fees associated with a project to improve the efficiency of the origination function. Foreclosure losses were also higher in 2005 due to higher loss rates. Loans originated for sale were $53.3 billion in 2005 versus $60.5 billion in 2004 and $101 billion in 2003. The provision for credit losses was $37 million in 2005, $12 million in 2004, and $6 million in 2003.
Asset Management: Net income declined in 2005 as the prior year included a $62 million realized gain on the sale of the Corporate Bond Administration business. Net interest income increased in 2005 on loan growth and improved deposit spreads. Noninterest expense increased due to higher incentive compensation and trust system replacement costs. Assets under administration were $107.8 billion at December 31, 2005 and $108.8 billion at December 31, 2004. Investment management and personal trust assets increased in 2005 but were more than offset by declines in charitable endowment and corporate trust assets.
Parent and Other: This category includes the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. Comparisons with prior periods are affected by derivatives gains, acquisition integration costs, and other unusual or infrequently occurring items. The single largest item affecting comparisons between years was a $714 million realized gain ($487 million after tax) on the sale of National Processing in 2004. Net interest expense was lower in 2005 compared to the prior two years due to maintaining a slightly more asset sensitive balance sheet. Severance and related costs were $68 million in 2005, $39 million in 2004, and $81 million in 2003. The higher severance costs in 2005 were related to the Best In Class initiative. Severance costs for 2004 included approximately $19 million of retention benefits to acquired employees. Severance costs for 2003 were associated with an early retirement and positions elimination program. Acquisition integration costs incurred in 2005 were $45 million, down from $74 million in 2004. Noninterest expense for 2005 included a $30 million contribution to the Corporation’s charitable foundation, compared with a $40 million contribution in 2003, with no similar contribution in 2004. Noninterest expense for 2005 also included an $18 million building impairment charge and a $29 million one-time adjustment for lease accounting. Net securities gains from the Corporation’s bank stock fund were $13 million, $3 million, and $40 million in 2005, 2004, and 2003, respectively. Tax benefits of $11 million and $67 million were recorded in 2005 and 2004, respectively, from the regular reassessment of tax accruals.

18  ANNUAL REPORT 2005

________________________________________________________________________________

FINANCIAL REVIEW (Continued)
Financial Condition
Portfolio Loans: End-of-period and average portfolio loan balances by category follow:

(In Millions)	2005	2004	2003	2002	2001

As of December 31:
Commercial	$27,572	$25,160	$19,164	$22,632	$25,438
Commercial construction	3,367	2,923	2,289	2,090	1,314
Real estate – commercial	12,407	12,193	9,828	9,385	7,281
Real estate – residential	32,823	30,398	27,394	19,972	14,764
Home equity lines of credit	21,439	19,018	11,016	8,102	5,845
Credit card and other unsecured lines of credit	2,612	2,414	2,324	2,030	1,867
Other consumer	5,819	8,165	7,329	7,963	11,549

Total portfolio loans	$106,039	$100,271	$79,344	$72,174	$68,058

Average:
Commercial	$26,901	$22,103	$21,390	$23,978	$26,010
Commercial construction	3,068	2,568	2,343	1,380	1,262
Real estate – commercial	12,033	11,162	9,483	8,005	6,788
Real estate – residential	32,137	28,818	23,301	15,682	14,007
Home equity lines of credit	21,118	14,743	9,293	7,014	5,222
Credit card and other unsecured lines of credit	2,381	2,286	2,155	1,865	2,164
Other consumer	7,637	7,527	7,906	11,136	12,198

Total portfolio loans	$105,275	$89,207	$75,871	$69,060	$67,651

National City’s commercial and commercial real estate portfolios represent a broad and diverse customer base comprising approximately 900 different standard industrial classifications. The customer base is geographically dispersed within National City’s seven-state footprint and in selected national accounts. The Corporation has no loans to borrowers in similar industries that exceed 10% of total loans. The following table as of December 31, 2005 summarizes the major industry categories and exposure to individual borrowers for commercial, commercial construction, and commercial real estate.

			Average	Largest
		%	Loan	Loan
	Outstanding	of	Balance	to a Single
	Balance	Total	Per Obligor	Obligor
(Dollars in Millions)

Real estate	$13,410	31%	$.9	$58
Consumer cyclical	6,763	16	1.0	115
Consumer noncyclical	5,594	13	.5	45
Industrial	5,322	12	1.1	71
Basic materials	3,297	8	1.5	40
Financial	3,170	7	1.7	103
Services	1,654	4	.4	47
Energy and utilities	827	2	1.3	24
Technology	355	1	2.3	30
Miscellaneous	2,954	6	.2	27

Total	$43,346	100%

Commercial: The commercial loan category includes loans to a wide variety of businesses across many industries and regions. Included in this category are loans directly originated by National City and syndicated transactions originated by other financial institutions. The Corporation’s commercial lending policy requires each loan, regardless of whether it is directly originated or purchased through syndication, to have viable repayment sources. The risks associated with loans in which National City participates as part of a syndicate of financial institutions are similar to those of directly originated commercial loans; however, additional risks may arise from National City’s limited ability to control actions of the syndicate.
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
Commercial loan outstandings increased in 2005 due to new business generation. The commercial loan portfolio increased in 2004 primarily through acquisitions and to a lesser extent, an increase in overall borrowing activity reflective of an improved economy. Prior to 2004, commercial outstandings decreased for several years as the prolonged effect of a weak economy reduced loan demand and corporate borrowers remained cautious in their spending and investment decisions. In addition, in the fourth quarter of 2002, $1.5 billion of commercial loans and $400 million of loans secured by real estate collateral were reclassified from the commercial to the commercial real estate and commercial construction portfolios, respectively. These reclassifications were made for consistency with bank regulatory definitions.
The commercial lease portfolio, included in commercial loans, was $3.5 billion, $2.8 billion, and $1.4 billion at December 31, 2005, 2004, and 2003, respectively. The increase in the commercial lease portfolio in 2005 was due to new business generation and general economic conditions. The increase in the commercial lease portfolio in 2004 was due to the Provident acquisition. The lease portfolio represents a diversified customer base in energy, steel, automotive, manufacturing, transportation, and other capital-intensive industries, covering a broad range of equipment, including transportation, manufacturing, technology, aircraft, material handling, construction, office equipment, and other equipment types.
A distribution of total commercial loans by maturity and interest rate at December 31, 2005 follows:

	One Year	One to	Over
(In Millions)	or Less	Five Years	Five Years	Total

Variable-rate	$5,305	$13,267	$2,277	$20,849
Fixed-rate	806	3,726	2,191	6,723

Total	$6,111	$16,993	$4,468	$27,572

ANNUAL REPORT 2005  19

________________________________________________________________________________

Commercial Construction: The commercial construction loan category includes loans originated to developers of real estate to finance the construction of commercial properties. Commercial construction loans are transferred to the commercial real estate portfolio upon completion of the property under construction and satisfaction of all terms in the loan agreement. Commercial construction loans are governed by the same lending policies and are subject to the same credit risk as described for commercial loans. Growth in the commercial construction balances during 2005 resulted from new business generation and increased borrowings from existing customers. The increase in the commercial construction balances in 2004 was primarily due to acquisition-related activity.
A distribution of total commercial construction loans by maturity and interest rate at December 31, 2005 follows:

	One Year	One to	Over Five
(In Millions)	or Less	Five Years	Years	Total

Variable-rate	$1,340	$1,676	$150	$3,166
Fixed-rate	30	111	60	201

Total	$1,370	$1,787	$210	$3,367

Commercial Real Estate: The commercial real estate category includes mortgage loans to developers and owners of commercial real estate. Origination activities for commercial real estate loans are similar to those described above for the commercial construction portfolio. Lending and credit risk policies for commercial real estate loans are governed by the same policies as for the commercial portfolio. The balance of the commercial real estate portfolio for 2005 remained comparable to the 2004 balance. The 2004 increase in commercial real estate balances resulted from increased demand for credit and business development efforts, coupled with balances acquired through acquisition.
Residential real estate: The residential real estate category includes loans to consumers secured by residential real estate, including home equity installment loans. These loans are originated by the First Franklin, National Home Equity, and National City Mortgage business units. The Corporation’s residential real estate lending policies require all loans to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, using such factors as credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loans, or by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral.
Balances in the residential real estate portfolio have increased over the past several years primarily due to retention of loans originated by First Franklin, reflective of high levels of production aided by a favorable interest rate environment. Management plans to sell or securitize most of its future production of home equity and nonconforming residential mortgage loans, subject to market conditions. Accordingly, the portfolio is expected to grow more slowly or decline in future periods.
National City Mortgage’s residential real estate production is primarily originated in accordance with underwriting standards set forth by the government-sponsored entities (GSEs) of the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (GNMA). National City Mortgage production is sold in the secondary mortgage market primarily to the GSEs, the Federal Home Loan Banks (FHLB), and jumbo loan investors. These loans are generally collateralized by one-to-four family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing. National City Mortgage originates residential real estate loans through retail branch offices located throughout the United States, a wholesale network of brokers, and through National City banking offices located within the Corporation’s seven-state footprint. Over the last three years, substantially all residential real estate loans originated by National City Mortgage were sold in the secondary mortgage market. The right to service the loans and receive fee income is generally retained when these loans are sold.
Residential real estate loans originated by First Franklin are generally not readily saleable in the secondary market to the GSEs for inclusion in mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. Mortgage loans originated by First Franklin are typically readily saleable to other secondary market investors, and the percentage of First Franklin loans sold versus retained varies based upon product mix, market conditions and management strategy. During 2005 and 2004, the Corporation sold 72% and 67%, respectively, of the origination volume to third parties. Historically, First Franklin loans were sold servicing released, however, since November 2004 most loans have been sold with servicing retained. During the past three years, $8.2 billion, $9.6 billion, and $10.2 billion, respectively, of First Franklin originated loans were added to the portfolio. At December 31, 2005 and 2004, the First Franklin residential real estate portfolio totaled $18.7 billion and $18.3 billion, respectively. First Franklin offers a variety of loan programs and documentation levels for borrowers. First Franklin uses third-party credit scores that are incorporated into the lending guidelines along with loan amount, loan-to-value, and loan purpose. These loans are originated principally through wholesale channels, including a national network of brokers and mortgage bankers. No single source represents more than 1% of total production. Loan production is primarily located on the West Coast (46% of volume, of which 33% is California); however, expansion continued in the East Coast (31% of volume) markets. Written agreements are in place with all brokers that require them to be knowledgeable of all consumer protection laws and regulations, and brokers are actively monitored for compliance.
The residential real estate portfolio also includes prime-quality home equity installment loans. These loans are originated in National City’s seven-state footprint through the retail branch network of the Consumer and Small Business Financial Services line of business and

20  ANNUAL REPORT 2005

________________________________________________________________________________

FINANCIAL REVIEW (Continued)
nationally through National Consumer Finance’s National Home Equity business unit. In December 2002, approximately $3.2 billion of home equity installment loans were reclassified from the other consumer portfolio to the residential real estate portfolio. This reclassification was made for consistency with bank regulatory definitions.
Offsetting the increases in the residential real estate portfolio over the past three years were sales of residential real estate loans originated by the former Altegra and Loan Zone business units. During 2004 and 2003, $237 million and $950 million, respectively, of these loans were sold. There were no such sales during 2005.
Home Equity Lines of Credit: The home equity category consists mainly of revolving lines of credit secured by residential real estate. Home equity lines of credit are generally governed by the same lending policies and subject to credit risk as described above for residential real estate loans. These loans are originated through brokers on a nationwide basis through the National Home Equity division, as well as directly through National City banking offices. The favorable interest rate environment, coupled with management’s focus on the national market, fueled strong home equity production and portfolio growth over the past several years. Going forward, management expects to sell or securitize most home equity production originated by National Home Equity, which will have the effect of reducing the future rate of growth in the portfolio. During 2005, the Corporation sold $1.4 billion of home equity lines of credit.
Credit Cards and Other Unsecured Lines of Credit: This category includes the outstanding balances on open-ended credit card accounts and unsecured personal and business lines of credit. Credit card loans are typically unsecured and are generally governed by similar lending policies and credit risk as described for residential real estate and consumer loans. The increase in credit cards and other unsecured lines of credit over the past two years was due to new products, marketing programs, and higher levels of consumer spending. During 2005, the Corporation securitized $600 million of credit card balances. Management expects to securitize additional credit card balances in the future, with $425 million of credit card loans held for securitization at December 31, 2005.
Other Consumer: Other consumer loans include installment loans, primarily originated through dealers, for the purchase of automobiles, boats, and recreational vehicles; automobile leases; and student loans. These consumer loans are generally governed by the same lending policies as described for residential real estate. Credit risk for consumer loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The end-of-period balance of the other consumer portfolio decreased in 2005 due to the securitization of $2.2 billion of indirect automobile loans as a result of the decision to exit the indirect automobile and motorsports lending business. Also contributing to this decrease was the continued run-off of the automobile lease portfolio. The Corporation ceased the origination of automobile leases in December 2000; however, additional automobile leases were acquired in connection with the 2004 acquisition of Provident. No new automobile leases were originated since the acquisition date and these balances will run off over time. Automobile lease receivable balances at December 31, 2005 and 2004, totaled $411 million and $530 million, respectively. The average balance of the other consumer portfolio in the previous years was affected by the $3.2 billion loan reclassification described in the residential real estate discussion above, the continued run-off of the automobile lease portfolio, and the securitization of automobile loans, offset by the impact of acquisitions.
Loans Held for Sale or Securitization: End-of-period and average loans held for sale or securitization follow:

(In Millions)	2005	2004	2003	2002	2001

As of December 31:
Commercial	$11	$24	$16	$15	$51
Real estate – commercial	35	546	—	—	—
Real estate – residential	9,192	11,860	14,497	24,486	15,553
Automobile	—	—	854	—	825
Credit card	425	—	—	—	402
Student loans	4	—	—	—	—

Total loans held for sale or securitization	$9,667	$12,430	$15,367	$24,501	$16,831

Average:
Commercial	$18	$28	$13	$11	$19
Real estate – commercial	198	164	—	—	—
Real estate – residential	10,547	12,071	22,671	13,933	7,789
Automobile	179	132	153	248	120
Credit card	142	—	—	35	33
Student loans	2	—	—	—	—
Home equity lines of credit	4	—	—	—	—

Total loans held for sale or securitization	$11,090	$12,395	$22,837	$14,227	$7,961

The decrease in average loans held for sale or securitization in 2005 was primarily the result of lower volumes of mortgage production at National City Mortgage. Partially offsetting this decline were higher balances of First Franklin mortgage loans held for sale reflective of new product offerings and expansion of the production footprint. Going forward, management expects to sell or securitize more loan production, including home equity lines of credit, home equity loans, and First Franklin loans. The decrease in average loans held for sale or securitization in 2004 was primarily the result of lower volume of mortgage production at National City Mortgage, reflective of lower refinancing activity. Partially offsetting the lower National City Mortgage originations in 2004 were increases in mortgage production volume at First Franklin. The low interest rate environment in 2003, which fueled mortgage refinancings and home purchase activity, was the main driver behind the higher levels of loans held for sale or securitization. Refer to the Noninterest Income section of this Financial Review for a summary of National City Mortgage and First Franklin mortgage originations. Balances for commercial real estate loans held for sale represent loans originated by the Red Mortgage Capital and Capstone Realty subsidiaries acquired in connection with Provident.

ANNUAL REPORT 2005  21

________________________________________________________________________________

At December 31, 2005, $425 million of credit card receivables were classified as held for sale or securitization as management intends to securitize these balances in early 2006.
Securities: Securities balances at December 31 follow:

(In Millions)	2005	2004	2003	2002	2001

U.S. Treasury and Federal agency debentures	$1,174	$653	$637	$1,084	$977
Mortgage-backed securities	5,437	6,309	3,928	4,553	6,447
Asset-backed and corporate debt securities	246	510	931	1,815	760
States and political subdivisions	608	705	672	651	703
Other securities	416	423	154	229	435

Total amortized cost	$7,881	$8,600	$6,322	$8,332	$9,322

Total fair value	$7,875	$8,765	$6,525	$8,675	$9,479

The securities portfolio decreased in 2005 due to sales and principal paydowns of mortgage-backed and asset-backed securities. The increase in the 2004 securities portfolio resulted primarily from security balances acquired with Provident. At December 31, 2005, the securities portfolio had net unrealized losses of $6 million. The weighted-average yield of debt securities included in the portfolio at December 31, 2005 and 2004 was 4.99% computed on a tax equivalent basis.
Funding: Detail of average deposit and borrowed funds balances follows:

(In Millions)	2005	2004	2003	2002	2001

Noninterest bearing	$18,257	$17,763	$17,203	$13,685	$11,622
NOW and money market	28,589	28,897	25,378	20,740	18,120
Savings	2,361	2,583	2,423	2,561	2,713
Consumer time	18,662	14,875	13,729	15,064	15,332

Core deposits	67,869	64,118	58,733	52,050	47,787

Other deposits	6,087	3,062	2,752	3,613	5,802
Foreign deposits	8,787	8,946	7,002	6,302	4,319

Purchased deposits	14,874	12,008	9,754	9,915	10,121

Total deposits	82,743	76,126	68,487	61,965	57,908

Short-term borrowings	9,591	9,315	12,464	11,192	10,272
Long-term debt	32,752	24,028	24,854	19,558	16,415

Total deposits and borrowed funds	$125,086	$109,469	$105,805	$92,715	$84,595

Average funding balances have increased to support the growth in portfolio loans, and in 2004 as a result of acquisitions.
The increase in core deposits in 2005 reflects an increase in consumer household relationships. The increase in core deposits in 2004 was further aided by balances acquired through acquisitions, primarily Provident. Excluding acquisitions, core deposit growth slowed in 2004 as the Corporation’s strategy shifted away from reliance on short-term promotional rates to longer-term household acquisition and retention. Growth in core deposits over the past several years reflects investments in technology, new product offerings, and improved customer service. Mortgage banking-related escrow deposits, which averaged $4.4 billion, $4.3 billion, and $5.1 billion for the years ended December 31, 2005, 2004, and 2003, respectively, have also influenced the trend in core deposit balances. The decrease in these balances from 2003 was the result of decreases in mortgage activity.
Excluding the impact of acquisitions, there has been a shift in mix within the core deposit categories over the past three years from administered-rate products, such as savings accounts, to market-indexed money market products, due in part to retail deposit migration initiatives which encouraged customers to upgrade to deposit products more suited to their needs in order to promote longer-term customer satisfaction and retention. Consumer time deposits consist primarily of certificates of deposit sold to retail banking customers. Balances grew in 2005 and 2004 due to higher interest rates, which made the product more attractive than had been the case in the previous low-interest rate environment.
Other deposits consist principally of deposits acquired through third-party brokers and other non-core certificates of deposit. Other certificates of deposit are issued primarily to commercial customers, including trusts and state and political subdivisions. These deposits increased in 2005 to support the growth in earning assets.
Certificates of deposit of $100,000 or more totaled $12.5 billion at December 31, 2005, of which $3.1 billion mature within three months, $2.1 billion mature between three and six months, $2.5 billion mature between six months and one year, and $4.8 billion mature beyond one year.
Foreign deposits primarily represent U.S. dollar deposits in the Corporation’s Grand Cayman branches from institutional money managers and corporate customers. A small portion of these balances also represents deposits denominated in Canadian dollars used to support lending activity in Canada.
Short-term borrowings are comprised mainly of Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, commercial paper, and short-term senior bank notes. At December 31, 2005 and 2004, short-term borrowings included $1.8 billion and $1.0 billion, respectively, of U.S. Treasury demand notes. These notes are typically a lower-cost source of funding provided by the U.S. Treasury when excess funds are on hand. The amount of the notes held at any given time can fluctuate significantly depending on the U.S. Treasury’s cash needs. Replacement funding through other short-term channels is available in the event the notes are called.
Long-term debt includes senior and subordinated debt issued by the Corporation or its bank subsidiaries and debt obligations related to capital securities issued by the seven subsidiary trusts. A wholesale funding policy governs the funding activity of all subsidiary banks. The policy identifies eligible funding instruments and applicable constraints for gathering discretionary liabilities. This policy requires compliance with Section 301 of the FDIC Improvement Act of 1991 regarding the issuance of brokered deposits. The Corporation conducts its funding activities in compliance with the Bank Secrecy Act and other regulations relating to money laundering activity. Long-term debt balances increased during 2005 as attractive spreads in the capital markets favored the issuance of new senior bank notes. The decrease in long-term

22  ANNUAL REPORT 2005

________________________________________________________________________________

FINANCIAL REVIEW (Continued)
debt in 2004 was primarily the result of principal paydowns and maturities more than offsetting the increase in new debt issuances and balances acquired through acquisitions.
Capital
The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. For further detail on capital and capital ratios, see Notes 17 and 18 to the consolidated financial statements. Information on stockholders’ equity at December 31 is presented in the following table.

(Dollars in Millions,
except per share)	2005	2004

Stockholders’ equity	$12,613	$12,804
Equity as a percentage of assets	8.86%	9.18%
Book value per common share	$20.51	$19.80

The following table summarizes share repurchase activity for the fourth quarter of 2005.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
			Under Publicly	May Yet Be
	Total	Average	Announced	Purchased
	Number of	Price	Share	Under the Share
	Shares	Paid Per	Repurchase	Repurchase
Period	Purchased(a)	Share	Authorizations(b)	Authorizations(c)

Oct 1 to Oct 31	9,699,744	$32.64	9,665,000	38,632,200
Nov 1 to Nov 30	4,633,400	32.71	4,598,500	34,033,700
Dec 1 to Dec 31	565,405	34.00	417,200	33,616,500

Total	14,898,549	$32.71	14,680,700

(a)	Includes shares repurchased under the October 24, 2005 and December 21, 2004 share repurchase authorizations and shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

(b)	Included in total number of shares purchased [column (a)].

(c)	Shares available to be repurchased under the October 24, 2005 share repurchase authorization.
On October 24, 2005, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock, subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to the previous share repurchase authorization approved by the Board of Directors on December 21, 2004, and completed on October 26, 2005. Shares repurchased are acquired in the open market and are held for reissue in connection with compensation plans and for general corporate purposes. During 2005, 2004, and 2003, the Corporation repurchased 43.5 million, 40.1 million, and 11.5 million shares, respectively. The Corporation’s businesses typically generate significant amounts of capital in excess of normal dividend and reinvestment requirements. Management intends to continue share repurchases during 2006, subject to market conditions, maintenance of targeted capital ratios, and applicable regulatory constraints.
National City paid dividends per common share of $1.44 in 2005 and $1.34 in 2004, and has paid dividends in every year since its founding except 1868, 1934 and 1935. The dividend payout ratio, representing dividends per share divided by earnings per share, was 46.6% and 31.1% for the years 2005 and 2004, respectively. The dividend payout ratio is continually reviewed by management and the Board of Directors, and the current intention is to pay out approximately 45% of earnings in dividends over time. On January 3, 2006, the Board of Directors declared a dividend of $.37 per common share payable on February 1, 2006.
At December 31, 2005, the Corporation’s market capitalization was $20.6 billion and there were 62,966 shareholders of record. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in tabular form on the inside back cover of this report.
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
During 2005, credit quality remained strong in both the commercial and consumer portfolios. Net charge-offs, expressed as a percentage of portfolio loans, reached a 10-year low. Management projects that commercial charge-offs will likely increase somewhat in 2006, in part due to lower recoveries. On the consumer side, the change in consumer bankruptcy laws late in 2005 caused a record level of consumer bankruptcies to be filed in advance of that change, resulting in higher losses on credit card and other unsecured loans. The estimated effect of the elevated bankruptcy filings on secured consumer loans was provided for in the allowance for loan losses.
During 2005, the Corporation executed a credit risk transfer agreement on $5.0 billion of nonconforming (First Franklin) mortgage loans. In the event that cumulative net credit losses on these loans exceed certain

ANNUAL REPORT 2005  23

________________________________________________________________________________

thresholds, the counterparty to this arrangement would bear the risk of additional losses. As of December 31, 2005, the outstanding balance of nonconforming mortgages subject to this credit risk transfer agreement was $4.0 billion.
Portfolio Loans: The percentage of portfolio loans in each category to total portfolio loans at year end follows:

	2005	2004	2003	2002	2001

Commercial	26.0%	25.1%	24.2%	31.3%	37.4%
Commercial construction and real estate – commercial	14.9	15.1	15.3	15.9	12.6
Real estate – residential	30.9	30.3	34.5	27.7	21.7
Home equity lines of credit and other consumer loans	25.7	27.1	23.1	22.3	25.6
Credit card and other unsecured lines of credit	2.5	2.4	2.9	2.8	2.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The increase in commercial loans as a percentage of total portfolio loans in 2005 was due to growth in this portfolio, coupled with a decline in other consumer loans. During 2005, the Corporation sold $1.4 billion of home equity lines of credit and securitized $2.2 billion of indirect automobile loans. Further, management is moving to an originate-and-sell model for most of the future production of First Franklin residential real estate loans and home equity lines and loans originated by the National Home Equity business unit. Accordingly, in future periods, these categories of portfolio loans will likely decrease as a percentage of total portfolio loans.
Nonperforming Assets and Delinquent Loans: Detail of nonperforming assets at December 31 follows:

(Dollars in Millions)	2005	2004	2003	2002	2001

Commercial	$181	$161	$257	$408	$350
Commercial construction	20	12	7	6	14
Real estate – commercial	114	102	67	60	64
Real estate – residential	175	188	219	228	166

Total nonperforming loans	490	463	550	702	594
Other real estate owned (OREO)	97	89	99	115	64
Mortgage loans held for sale	9	11	8	—	—

Total nonperforming assets	$596	$563	$657	$817	$658

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	.56%	.56%	.83%	1.13%	.97%
Period-end total assets	.42	.40	.58	.69	.62

Detail of loans 90 days past due accruing interest follows:

(In Millions)	2005	2004	2003	2002	2001

Commercial	$36	$44	$20	$41	$52
Commercial construction	5	12	3	1	6
Real estate – commercial	9	29	32	26	30
Real estate – residential	510	467	428	450	442
Home equity lines of credit	23	10	15	16	17
Credit card and other unsecured lines of credit	20	21	18	8	12
Other consumer	17	13	12	19	28
Mortgage loans held for sale and other	16	25	37	14	26

Total loans 90 days past due accruing interest	$636	$621	$565	$575	$613

The increase in commercial, commercial construction and commercial real estate nonperforming assets in 2005 reflects growth in these portfolios and the classification of certain passenger airline related credits to non-performing status. Residential real estate nonperforming assets have improved in comparison to the year-earlier period due to lower instances of fraud and repurchases of loans sold pursuant to indemnification agreements.
Delinquent commercial loans, including construction and real estate, have declined due to continued improvement in the credit quality of these portfolios. Delinquent residential real estate loans have increased due to the impact of the Gulf Coast hurricanes and the continued seasoning of this portfolio. Delinquent home equity and other consumer loans have increased due to the change in consumer bankruptcy laws late in 2005. Credit card balances and other unsecured consumer loans did not experience an increase in delinquencies as these balances are charged off within a month of notice of a consumer filing bankruptcy. However, collection efforts continue on secured consumer loans, and the account is not charged off until the balance becomes 120-150 days past due. Management considered these delinquencies in its assessment of the adequacy of the allowance for loan losses, which was increased by $20 million to address the estimated loss in the year-end portfolio. The lower level of delinquent loans in mortgage loans held for sale was primarily due to the decrease in the size of this portfolio.
The lower balance of commercial nonperforming assets in 2004 compared with 2003 resulted from improvements in credit quality, and, to a lesser extent, sales of nonperforming loans. The increase in nonperforming commercial construction and commercial real estate loans was primarily due to acquisitions completed in 2004.
Loans 90 days past due accruing interest increased in 2004 due to higher balances of delinquent commercial, commercial construction and residential real estate loans. The increase in delinquent commercial and commercial construction loans was also the result of acquisitions. Delinquent residential real estate loans increased due primarily to growth in the residential real estate portfolio and increased repurchases of delinquent loans sold pursuant to indemnification agreements. The lower level of delinquent loans in mortgage loans held for sale also reflects the decrease in mortgage activity compared to the year-earlier period.
At December 31, 2005, nonperforming assets included $77 million of passenger airline credits which were deemed impaired loans. The allowance for loan losses includes a $56 million reserve for these impaired credits. Other than passenger airlines, there were no particular industry or geographic concentrations in nonperforming or delinquent loans in either 2005 or 2004.
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: To provide for the risk of loss inherent in extending credit, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments. The determination of the allowance is based upon the size and current risk characteristics of the loan portfolio and includes an assessment of individual problem loans, actual loss experience, current economic events in specific industries and

24  ANNUAL REPORT 2005

________________________________________________________________________________

FINANCIAL REVIEW (Continued)
geographical areas, and other pertinent factors, including general economic conditions, unemployment levels, and regulatory guidance.
A summary of the changes in the allowance for loan losses follows:

(Dollars in Millions)	2005	2004	2003	2002	2001

Balance at beginning of year	$1,188	$1,023	$1,006	$925	$844
Provision for loan losses	300	339	628	661	618
Allowance related to loans acquired, sold or securitized	(14)	172	(2)	(4)	(74)
Charge-offs:
Commercial	160	170	328	317	199
Commercial construction	4	12	3	2	1
Real estate – commercial	32	23	31	21	16
Real estate – residential	134	126	152	86	60
Home equity lines of credit	42	27	24	21	14
Credit card and other unsecured lines of credit	130	109	98	83	98
Other consumer	100	104	121	171	199

Total charge-offs	602	571	757	701	587

Recoveries:
Commercial	97	101	44	32	17
Commercial construction	2	1	—	—	—
Real estate – commercial	10	13	5	5	6
Real estate – residential	56	52	37	8	1
Home equity lines of credit	8	10	7	5	3
Credit card and other unsecured lines of credit	12	8	8	8	23
Other consumer	37	40	47	67	74

Total recoveries	222	225	148	125	124

Net charge-offs	380	346	609	576	463

Balance at end of year	$1,094	$1,188	$1,023	$1,006	$925

Portfolio loans outstanding at December 31	$106,039	$100,271	$79,344	$72,174	$68,058

Allowance as a percentage of:
Portfolio loans	1.03%	1.19%	1.29%	1.39%	1.36%
Nonperforming loans	223.1	256.9	186.1	143.3	155.9
Net charge-offs	287.3	343.8	167.8	174.7	200.1

A summary of the changes in the allowance for losses on lending-related commitments follows. The allowance for losses on lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of drawdown on the commitment.

(Dollars in Millions)	2005	2004	2003	2002	2001

Balance at beginning of year	$100	$102	$92	$71	$84
Net provision for losses on lending-related commitments	(16)	(16)	10	21	(13)
Allowance related to commitments acquired	—	14	—	—	—

Balance at end of year	$84	$100	$102	$92	$71

Total provision for credit losses	$284	$323	$638	$682	$605

The overall decrease in the provision for credit losses in 2005 reflects continued improvement in the credit quality of the commercial portfolio. The provision for credit losses in 2005 included $20 million to address estimated consumer losses arising from the change in consumer bankruptcy laws in 2005, which are inherent in the portfolio at year end.
Net charge-offs as a percentage of average loans by portfolio type follow:

	2005	2004	2003	2002	2001

Commercial	.23%	.31%	1.33%	1.19%	.70%
Commercial construction	.09	.41	.12	.07	.10
Real estate – commercial	.18	.09	.27	.20	.15
Real estate – residential	.25	.26	.49	.50	.42
Home equity lines of credit	.16	.11	.18	.24	.21
Credit card and other unsecured lines of credit	4.96	4.41	4.21	4.02	3.48
Other consumer	.83	.85	.94	.93	1.02

Total net charge-offs to average portfolio loans	.36%	.39%	.80%	.83%	.68%

Net charge-offs decreased during 2005 due to strong commercial loan credit quality, aided by recoveries of previously recognized commercial losses. Net charge-offs associated with credit card and other unsecured consumer lines of credit increased due to a high volume of consumer bankruptcies triggered by the change in consumer bankruptcy laws in 2005. Credit card and other unsecured lines of credit are charged off within 30 days of notification of a consumer bankruptcy filing. Management does not believe that these charge offs are indicative of a future adverse trend in consumer losses. Net charge-offs for home equity lines of credit increased due to the continued growth and seasoning of this portfolio.
Net charge-offs also decreased during 2004 due primarily to lower losses and higher recoveries on commercial loans and residential real estate loans. The credit quality of the commercial portfolio improved in 2004 in comparison to the prior year due to general improvement in the financial condition of borrowers as the economy strengthened. Losses declined for residential real estate loans in 2004 due to a $17 million write-down prior to the sale of the former Altegra portfolio in 2003. Commercial construction charge-offs increased by a large percentage in 2004 due to a few specific problem loans and the relatively small size of this category. Credit card and other unsecured lines of credit charge-offs also increased due to seasoning of this portfolio and high levels of consumer bankruptcies.
An allocation of the ending allowance for loan losses and allowance for losses on lending-related commitments by portfolio type follows. The decreased allocation of the ending allowance for loan losses to the commercial and commercial real estate portfolio is due to improvement in these portfolios. In 2004, the Corporation refined its methodology for determining certain elements of the allowance for loan losses. This refinement resulted in allocation of the entire allowance to the specific loan portfolios. As a result, the allocation of the allowance in periods prior to 2004 is not directly comparable to the current presentation. In addition to the refinement of

ANNUAL REPORT 2005  25
the allocation, all loan categories were affected in 2004 by acquisitions.

(In Millions)	2005	2004	2003	2002	2001

Allowance for loan losses:
Commercial	$494	$572	$283	$360	$340
Commercial construction and real estate – commercial	136	146	54	56	55
Real estate – residential	174	185	125	126	119
Home equity lines of credit and other consumer loans	131	127	94	124	142
Credit card and other unsecured lines of credit	159	158	129	101	83
Unallocated	—	—	338	239	186

Total	$1,094	$1,188	$1,023	$1,006	$925

Allowance for losses on lending-related commitments:
Commercial	$84	$100	$102	$92	$71

Market Risk
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City’s primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/ Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Risk and Public Policy Committee of the Corporation’s Board of Directors. The Corporation is also exposed to equity price risk through its bank stock fund, an internally managed portfolio of bank and thrift common stock investments. As of December 31, 2005, this portfolio had a cost basis and fair value of $135 million and $139 million, respectively. Price risk in the bank stock fund is mitigated by limiting the amount invested in any one company. The Corporation does not have any material foreign currency exchange rate risk exposure.
Asset/ Liability Management: The primary goal of asset/liability management is to maximize the net present value of future cash flows and net interest income within authorized risk limits. Interest rate risk is monitored primarily through modeling market value of equity and secondarily through earnings simulation. Both measures are highly assumption-dependent and change regularly as the balance sheet and business mix evolve; however, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO.
Interest Rate Risk Management: Financial instruments used to manage interest rate risk include investment securities and interest rate derivatives, which include interest rate swaps, interest rate caps and floors, interest rate forwards, and exchange-traded futures and options contracts. Interest rate derivatives have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage, and improvement of the liquidity position. Further discussion of the use of and the accounting for derivative instruments is included in Notes 1 and 24 to the consolidated financial statements.
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
The most recent market value model prepared estimated the current DOE at +0.7%. While the current DOE is below management’s long-term target of +1.0%, it is consistent with management’s current view of the interest rate outlook. DOE would rise to +1.6% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +3.0%. DOE would fall to -0.6% given a parallel shift of the yield curve down 150 basis points and would be within the minimum constraint of -1.0%.
Earnings Simulation Modeling: The earnings simulation model projects changes in net income caused by the effect of changes in interest rates on net interest income. The model requires management to make assumptions about how the balance sheet is likely to evolve through time in different interest rate environments. Loan and deposit growth rate assumptions are derived from histor-

26  ANNUAL REPORT 2005

________________________________________________________________________________

FINANCIAL REVIEW (Continued)
ical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Mortgage loan prepayment models are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Corporation’s own loans. Noncontractual deposit growth rates and pricing are modeled on historical patterns.
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
The most recent earnings simulation model prepared projects net income would be 1.0% lower than base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 1.4% if rates were two standard deviations below the implied forward curve over the same period. Both of the earning simulation projections in net income were within the ALCO guideline of -4.0%.
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
Summary information about the interest-rate risk measures follows:

	2005	2004

One Year Net Income Simulation Projection
2 SD below implied forward curve	-1.4%	-2.9%
2 SD above implied forward curve	-1.0	1.9
Duration of Equity
-150 bp shock vs. stable rate	-.6%	-2.0%
+150 bp shock vs. stable rate	1.6	.6

At the end of 2005, the simulations continued to show assets repricing or maturing faster than liabilities. The yield curve flattened throughout the course of 2005 which contributed to slight compression in the net interest margin. Additional flattening of the yield curve would continue to put pressure on the margin, as exhibited by the two standard deviation down rate scenario; while a steepening of the curve would result in less pressure on the margin.
Trading Risk Management: Certain loans, securities, and derivative instruments are considered trading instruments when they are held primarily for the purpose of making short-term profits or are entered into to provide risk management products to customers. The risk of loss associated with these activities is monitored on a regular basis through the use of a statistically-based value-at-risk methodology (VAR). VAR is defined as the potential overnight dollar loss from adverse market movements, with 97.5% confidence, based on historical prices and market rates. During 2005, the average, high, and low VAR amounts were $3 million, $10 million, and $400 thousand, respectively, within the limit established by ALCO of $13 million. During 2004, the average, high, and low VAR amounts were $1 million, $2 million, and $400 thousand, respectively. Income from these activities, including interest income, totaled $20 million in 2005, $15 million in 2004, and $11 million in 2003.
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
Funds are available from a number of sources, including the securities portfolio, core deposits, the capital mar-

ANNUAL REPORT 2005  27

________________________________________________________________________________

kets, the Federal Home Loan Bank, the U.S. Treasury, and through the sale or securitization of various types of assets. Funding sources did not change significantly during 2005. Core deposits, which continue to be the most significant source of funding, comprised approximately 50% of funding at December 31, 2005 and 2004. Refer to the Financial Condition section of this Financial Review for further discussion on changes in funding sources. Asset securitization vehicles have also been used as a source of funding over the past several years. During 2005, the Corporation securitized $2.2 billion of indirect automobile loans and $600 million of credit card receivables. In 2004, the Corporation securitized $890 million of automobile loans. Further discussion of securitization activities is included in Note 5 to the consolidated financial statements.
At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. At December 31, 2005, the main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, a line of credit with its bank subsidiaries, the commercial paper market, and access to the capital markets.
The primary source of funding for the holding company has been dividends and returns of investment from its bank and nonbank subsidiaries. As discussed in Note 17 to the consolidated financial statements, the Corporation’s bank subsidiaries are subject to regulation and, among other things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 40 may not represent cash immediately available to the holding company. The Corporation’s bank and nonbank subsidiaries declared and paid cash dividends totaling $1.2 billion, $2.2 billion, and $1.3 billion in 2005, 2004, and 2003, respectively. During 2005, the bank subsidiaries were granted regulatory approval to provide liquidity to the holding company in the form of returns of capital totaling $1.4 billion. Returns of capital paid to the holding company by nonbank subsidiaries totaled $28 million and $555 million in 2005 and 2003, respectively, with none in 2004. During 2004, the holding company received $1.2 billion in cash proceeds from the sale of National Processing.
Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At December 31, 2005 and 2004, $1.1 billion and $415 million, respectively, of commercial paper borrowings were outstanding.
The holding company has a $500 million internal line of credit with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at December 31, 2005 and 2004.
The Corporation also has in place a shelf registration with the Securities and Exchange Commission to allow for the sale, over time, of up to $1.5 billion in senior subordinated debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of the aforementioned securities. During 2005 and 2004, the holding company issued $700 million and $200 million of senior notes under this shelf registration, leaving $600 million available for future issuance.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.
Contractual Obligations: The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In

			One to	Three to	Over
	Note	One Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$56,723	$—	$—	$—	$56,723
Consumer and brokered certificates of deposits(b)(c)		18,534	6,924	1,877	3,510	30,845
Federal funds borrowed and security repurchase agreements (b)	13	6,503	—	—	—	6,503
Borrowed funds(b)	14	3,212	—	—	—	3,212
Long-term debt(b)(c)	15, 16	12,788	11,397	6,077	5,555	35,817
Operating leases		146	251	178	449	1,024
Purchase obligations		172	179	32	21	404

(a)	Excludes interest.
(b)	Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2005. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(c)	Excludes unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments.
The operating lease obligations represent short- and long-term lease and rental payments for facilities, certain software, and data processing and other equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The purchase obligation amounts presented above primarily relate to certain contractual payments for services provided for information technology, data processing, branch construction, and the outsourcing of certain operational activities.
The Corporation also has obligations under its postretirement plan as described in Note 23 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit

28  ANNUAL REPORT 2005

________________________________________________________________________________

FINANCIAL REVIEW (Continued)
payments to eligible plan participants. The Corporation reserves the right to terminate the postretirement benefit plan at any time. The Corporation did not have any commitments or obligations to the defined benefit pension plan at December 31, 2005, due to the funded status of the plan.
The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change daily as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at December 31, 2005, do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 24 to the consolidated financial statements.
Commitments: The following table details the amounts and expected maturities of significant commitments as of December 31, 2005. Further discussion of these commitments is included in Note 21 to the consolidated financial statements.

		One to	Three to	Over
	One Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Commercial	$7,426	$6,896	$8,175	$491	$22,988
Residential real estate	9,052	—	—	—	9,052
Revolving home equity and credit card lines	34,072	5	3	—	34,080
Other	647	—	—	—	647
Standby letters of credit	1,727	1,432	1,460	127	4,746
Commercial letters of credit	345	5	12	—	362
Net commitments to sell mortgage loans and mortgage-backed securities	1,495	—	—	—	1,495
Net commitments to sell commercial real estate loans	202	82	1	—	285
Commitments to fund principal investments	66	22	62	145	295
Commitments to fund civic and community investments	181	105	35	30	351
Commitments to purchase beneficial interests in securitized automobile loans	995	—	—	—	995

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at December 31, 2005. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate the commitments are invested, as determined by the general or limited partners of the funds.
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
National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to an unrelated commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as indirect automobile loans securitized in 2005. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank, as well as another financial institution, to purchase an undivided interest in its note, representing a beneficial interest in the securitized automobile loans. This commitment expires in December 2006 but may be renewed annually for an additional 12 months by mutual agreement of the parties. This commitment does not necessarily represent a future cash requirement, and may expire without being drawn upon.
Contingent Liabilities: The Corporation may also incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which National City may be held contingently liable is included in Note 21 to the consolidated financial statements.
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
During 2005, the Series 2000-1 credit card securitization matured, and the Corporation completed the securitization of a new pool of credit card receivables, with an outstanding principal balance of $600 million. During the fourth quarter, cash collected on the Series 2001-1 credit card securitization was accumulated to be returned to investors in January 2006. As of December 31, 2005, credit card receivables held for sale or securitization were $425 million. It is management’s intent to complete another securitization of credit card receivables in early 2006.
Further discussion on the accounting for securitizations is included in Note 1 to the consolidated financial

ANNUAL REPORT 2005  29
statements and detail regarding securitization transactions and retained interests is included in Note 5.
The Corporation also has obligations arising from contractual arrangements that meet the criteria of Financial Accounting Standards Board Interpretation No. 45. These obligations are discussed in Note 21.
Application of Critical Accounting Policies
National City’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated by management primarily through the use of internal cash flow modeling techniques.
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
Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of homogeneous loans with similar risk characteristics, and other environmental risk factors. The allowance established for individual impaired loans reflects expected losses resulting from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of all loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current market value of the loan, and collateral values.
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
Management also evaluates the impact of environmental factors which pose additional risks that may not adequately be addressed in the analyses described above. Such environmental factors could include: levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans, charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off, and recovery; experience, ability, and depth of lending management and staff; national and local economic trends and conditions; industry and geographic conditions; concentrations of credit such as, but not limited to, local industries, their employees or suppliers; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The determination of this component of

30  ANNUAL REPORT 2005
FINANCIAL REVIEW (Continued)
the allowance requires considerable management judgment.
There are many factors affecting the allowance for loan losses and allowance for losses on lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods. The allowance for loan losses and allowance for losses on lending-related commitments are assigned to business lines based on the nature of the loan portfolio in each business line. The Wholesale Banking, Consumer and Small Business Financial Services, and National Consumer Finance business lines have been assigned the majority of the allowance, and accordingly, would be the business lines most affected by actual outcomes differing from management estimates.
The allowance for loans losses addresses credit losses inherent in the loan and lease portfolio and is presented as a reserve against portfolio loans on the balance sheet. The allowance for losses on lending-related commitments addresses credit losses inherent in commitments to lend and letters of credit and is presented in other liabilities on the balance sheet. The allowance for losses on lending-related commitments is computed using a methodology similar to that used in determining the allowance for loan losses, modified to take into account the probability of funding these commitments. When a commitment is funded, any previously established allowance for losses on lending-related commitments is reversed and reestablished in the allowance for loan losses.
The Credit Risk section of this financial review includes a discussion of the factors driving changes in the allowance for loan losses during the current period.
Mortgage Servicing Rights (MSRs): Servicing residential mortgage loans for third-party investors represents a significant business activity of the National City Mortgage (NCM) line of business. As of December 31, 2005 and 2004, NCM’s MSRs totaled $2.1 billion and $1.5 billion, respectively. MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be readily available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City’s actual prepayment experience. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are reasonable and comparable to those used by other market participants.
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
Derivative Instruments: The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. As of December 31, 2005, the recorded fair values of derivative assets and liabilities were $773 million and $738 million, respectively. All derivative instruments are carried at fair value on the balance sheet. The valuation of derivative instruments is considered critical because most are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, management must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. The cash flow projection models are acquired from third parties and the assumptions used by management are based on yield curves, forward yield curves, and implied volatilities observable in the cash and derivatives market. The pricing models are also regularly validated by testing through comparison with other third parties.
Because the majority of the derivative instruments are used to protect the value of other assets and liabilities on the balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can still occur if the derivative instruments are not effective in hedging changes in the value of those assets and liabilities. Changes in the fair values of derivative instruments associated with mortgage banking activities are included in mortgage banking revenue on the consolidated income statement and affect the results of the National City Mortgage line of business. Changes in the fair values of other derivatives are included in other noninterest income on the income statement and are primarily

ANNUAL REPORT 2005  31
generated from investment funding activities and are not allocated to the business lines. Notes 1 and 24 to the consolidated financial statements also provide further discussion on the accounting and use of derivative instruments.
Income Taxes: The Corporation is subject to the income tax laws of the U.S., its states and other jurisdictions where it conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations, and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.
On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or sooner, if business events or circumstances warrant. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. For the years ended December 31, 2005 and 2004, net tax benefits of $11 million and $67 million, respectively, were recorded based on the regular reassessment of required tax accruals. No such tax benefits were recorded in 2003.
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
The Financial Accounting Standard Board (FASB) has issued an exposure draft on accounting for servicing rights. Based on the guidance in the exposure draft and the FASB’s deliberations to date, if adopted, this standard will require all servicing rights to initially be measured at fair value. It will also permit an entity to elect to subsequently measure each class of servicing rights using one of two methods. Consistent with current practice, the value initially assigned to each class of servicing rights may be amortized in proportion to, and over, the servicing period, and the asset carried at the lower of amortized cost or fair value. Alternatively, a company may elect to measure classes of servicing rights at fair value.
The Corporation will be required to adopt this standard beginning January 1, 2007; however, early adoption is allowed if the Corporation has not previously issued interim financial statements. As such, if the FASB finalizes this statement in the first quarter of 2006, management plans to adopt this standard effective January 1, 2006, and intends to elect to subsequently measure NCM’s mortgage servicing rights at fair value. A cumulative-effect adjustment to retained earnings will be recorded on the date of adoption to reflect the difference between the fair value and carrying value of the then existing servicing rights that have been elected to be carried at fair value. As of December 31, 2005, the fair value of NCM’s mortgage servicing rights exceeded its carrying value by $26 million. After adoption of this standard, all changes in the fair value of NCM’s mortgage servicing rights will be recognized in earnings each period.
Best In Class
Best In Class is a program designed to drive long-term performance improvement and cultural change. It includes reengineering or replacement of business processes, incentive systems, and management structures. The overall objectives are sustainable revenue growth, a lower efficiency ratio, and a culture of high performance. Best In Class is currently estimated to improve pretax income by approximately $750 million per annum at its completion in 2008. Approximately 50-60% of the increase is expected to be derived from revenue enhancements, with the remainder to come from cost savings.
Best In Class includes six major areas of focus:

•	Focusing and equipping the salesforce

•	Deepening customer relationships

•	Broadening the customer base

•	Operating more effectively and efficiently

•	Managing risk

•	Aligning the organization for high performance
Thirty-three projects are currently launched and active. Completion will take approximately three years. For the 10 projects which are now completed or in implementation, projected benefits to pretax income are approximately $155 million in 2006, $240 million in 2007, and $300 million in 2008.
Best In Class costs incurred in 2005 were $65 million, including $53 million of severance and related costs, $7 million of external consultant fees, and $5 million of lease exit costs and asset impairments. External consultants were utilized to identify and prioritize projects, to estimate expected project benefits, and will be utilized in 2006 to design and implement a project aimed at reengineering core lending processes and infrastructures. All other project design and implementation work is being done internally. The costs identified above exclude any compensation and benefits of National City employees working on these projects. Substantially all costs incurred to date have been recorded in the Parent & Other segment.
Additional severance and other costs are likely to be incurred in 2006 as certain projects progress. At this time, such costs cannot be reasonably estimated. Severance costs recognized in 2005 are expected to be fully paid out by August 2008. Lease termination payments will continue through January 2010.

32  ANNUAL REPORT 2005

________________________________________________________________________________

FINANCIAL REVIEW (Continued)
Fourth Quarter Review
Unaudited quarterly results are presented on page 33.
Net income for the fourth quarter of 2005 was $398 million, or $.64 per diluted share, compared to $478 million, or $.74 per diluted share for the third quarter of 2005, and $960 million, or $1.46 per diluted share for the fourth quarter of 2004. Fourth quarter 2005 net income included after-tax charges totaling $75 million, or $.12 per diluted share, consisting of $37 million pertaining to the Best In Class program, a $19 million loss from the securitization of indirect automobile loans pursuant to the discontinuance of the business, and $19 million of contributions expense related to securities donated to the Corporation’s charitable foundation. Net income for the fourth quarter of 2004 included the after-tax gain of $477 million recognized on the sale of National Processing, inclusive of associated sale expenses, adding approximately $.74 to diluted earnings per share.
Net interest income for the fourth quarter of 2005 was $1.2 billion, consistent with the prior quarter and fourth quarter of 2004. Net interest margin was 3.74% for the fourth quarter of 2005, up slightly from 3.72% in the third quarter of 2005, and down from 4.01% in the fourth quarter of 2004. The lower margin reflects a flatter yield curve, a lower spread on mortgages held for sale, and the effects of narrower commercial and consumer loan spreads.
The provision for loan losses was $132 million for the fourth quarter of 2005, compared to $56 million for the third quarter of 2005 and $81 million for the fourth quarter of 2004. The linked quarter and year-over-year increase reflects higher commercial and consumer charge-offs, as well as a $20 million one-time provision for estimated consumer bankruptcy losses that have not yet been realized. See the Credit Risk section of the Financial Review for further discussion of the allowance for loan losses and credit quality.
Fees and other income were $768 million for the fourth quarter of 2005, compared to $748 million in the prior quarter and $1.4 billion in the fourth quarter of 2004. Excluding the $714 million pretax gain on the sale of National Processing, fees and other income for the fourth quarter of 2004 would have been $727 million. Fees and other income for the fourth quarter of 2005 included an $18 million pretax gain on the sale of home equity lines of credit and a $29 million pretax loss on the securitization of indirect automobile loans. Mortgage banking revenue increased on a year-over-year basis due to increased National City Mortgage production revenue and First Franklin mortgage loan sales. Fourth quarter 2005 mortgage banking revenue also included $15 million of net pretax hedging gains on MSRs, compared to a net pretax hedging loss of $10 million in the fourth quarter of 2004. Deposit service charges increased by 13% compared to the year ago quarter, reflecting growth in both the number of accounts and fee-generating transactions.
Noninterest expense was $1.3 billion for the fourth quarter of 2005, compared to $1.2 billion in both the prior quarter and in the fourth quarter of 2004. The fourth quarter of 2005 included pretax charges of $56 million relating to severance and other costs associated with the Best In Class initiative, and $30 million of contribution expense relating to securities donated to the Corporation’s charitable foundation.
The income tax provision for the fourth quarter of 2005 and 2004 included benefits of $25 million and $44 million, respectively, resulting from the regular reassessment of certain tax accruals.
Average total assets for the fourth quarter of 2005 were $143.0 billion, down from $145.0 billion in the third quarter of 2005 and up from $138.0 billion in the fourth quarter of 2004. The decrease in average assets on a linked quarter basis reflects the securitization of $2.2 billion of indirect automobile loans and the sale of $1.4 billion of home equity lines of credit during the fourth quarter. The growth in average assets on a year-over-year basis was mainly due to loan growth.
Forward-Looking Statements

This Annual Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, management’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

ANNUAL REPORT 2005  33

________________________________________________________________________________

Quarterly Financial Information (unaudited)

(Dollars in Millions, Except Per Share Amounts)	First	Second	Third	Fourth	Full Year

2005
Condensed Income Statement
Interest income(a)	$1,744	$1,857	$2,027	$2,104	$7,732
Interest expense	594	694	827	921	3,036
Net interest income(a)	1,150	1,163	1,200	1,183	4,696
Provision for credit losses	70	26	56	132	284
Fees and other income(a)	785	976	748	768	3,277
Net securities gains/(losses)	14	5	(1)	9	27
Noninterest expense	1,145	1,181	1,158	1,271	4,755
Income before income tax expense	734	937	733	557	2,961
Net income	484	625	478	398	1,985
Financial Ratios
Return on average common equity	15.35%	19.65%	14.59%	12.57%	15.54%
Return on average assets(a)	1.42	1.80	1.31	1.10	1.40
Net interest margin(a)	3.78	3.76	3.72	3.74	3.74
Efficiency ratio(a)	58.94	55.03	59.25	64.85	59.41
Per Common Share
Basic net income	$.75	$.98	$.75	$.65	$3.13
Diluted net income	.74	.97	.74	.64	3.09
Dividends declared and paid	.35	.35	.37	.37	1.44

2004
Condensed Income Statement
Interest income(a)	$1,331	$1,381	$1,593	$1,721	$6,026
Interest expense	325	335	424	509	1,593
Net interest income(a)	1,006	1,046	1,169	1,212	4,433
Provision for credit losses	83	61	98	81	323
Fees and other income(a)	1,109	849	1,021	1,442	4,421
Net securities gains	—	5	3	11	19
Noninterest expense	965	1,049	1,211	1,247	4,472
Income before income tax expense	1,067	790	884	1,337	4,078
Net income	710	519	591	960	2,780
Financial Ratios
Return on average common equity	29.58%	20.13%	19.00%	29.71%	24.56%
Return on average assets(a)	2.61	1.80	1.76	2.77	2.23
Net interest margin(a)	4.11	4.03	3.97	4.01	4.02
Efficiency ratio(a)	45.50	55.15	55.11	46.85	50.35
Per Common Share
Basic net income	$1.17	$.84	$.88	$1.48	$4.37
Diluted net income	1.16	.83	.86	1.46	4.31
Dividends declared and paid	.32	.32	.35	.35	1.34

2003
Condensed Income Statement
Interest income(a)	$1,513	$1,514	$1,538	$1,400	$5,965
Interest expense	426	426	403	375	1,630
Net interest income(a)	1,087	1,088	1,135	1,025	4,335
Provision for credit losses	200	183	107	148	638
Fees and other income(a)	1,101	982	484	979	3,546
Net securities gains	—	32	5	10	47
Noninterest expense	1,001	1,020	998	1,034	4,053
Income before income tax expense	987	899	519	832	3,237
Net income	643	586	344	544	2,117
Financial Ratios
Return on average common equity	30.60%	26.74%	14.87%	22.99%	23.60%
Return on average assets(a)	2.24	1.97	1.10	1.88	1.79
Net interest margin(a)	4.19	4.08	4.07	3.99	4.08
Efficiency ratio(a)	45.57	49.13	61.38	51.42	51.24
Per Common Share
Basic net income	$1.05	$.96	$.56	$.89	$3.46
Diluted net income	1.05	.94	.56	.88	3.43
Dividends declared and paid	.305	.305	.32	.32	1.25

(a)	During 2005, the Corporation reclassified the amortization of certain deferred loan origination fees and costs associated with home equity lines of credit from noninterest income to interest income. The effect of this reclassification was to increase non-interest income and reduce net interest income with no effect on net income. In addition, net deferred origination costs were reclassified from other liabilities to home equity lines of credit. Prior period financial information has been updated to reflect this reclassification.

34  ANNUAL REPORT 2005

________________________________________________________________________________

STATISTICAL DATA
Consolidated Statements of Income and Selected Financial Data(a)

	For the Calendar Year

(In Millions, Except Per Share Amounts)	2005	2004(b)	2003	2002	2001

Statements of Income
Interest income:
Loans(d)	$7,239	$5,560	$5,553	$5,319	$5,857
Securities(e)	382	377	355	519	492
Other(e)	111	89	57	63	59

Total interest income	7,732	6,026	5,965	5,901	6,408
Interest expense:
Deposits	1,605	896	892	1,148	1,778
Borrowings and long-term debt	1,431	697	738	762	1,198

Total interest expense	3,036	1,593	1,630	1,910	2,976

Net interest income	4,696	4,433	4,335	3,991	3,432
Provision for credit losses	284	323	638	682	605

Net interest income after provision for credit losses	4,412	4,110	3,697	3,309	2,827
Fees and other income(c)/(d)	3,277	4,421	3,546	2,467	2,540
Securities gains, net	27	19	47	81	145

Total noninterest income	3,304	4,440	3,593	2,548	2,685
Noninterest expense(c)	4,755	4,472	4,053	3,688	3,345

Income before income taxes	2,961	4,078	3,237	2,169	2,167
Income taxes	976	1,298	1,120	722	779

Net income	$1,985	$2,780	$2,117	$1,447	$1,388

Per Common Share
Diluted net income	$3.09	$4.31	$3.43	$2.35	$2.27
Dividends declared	1.44	1.34	1.25	1.20	1.16
Dividends paid	1.44	1.34	1.25	1.20	1.16
Average diluted shares	641.60	645.51	616.41	616.17	611.94
Book value	$20.51	$19.80	$15.39	$13.35	$12.15
Market value (close)	33.57	37.55	33.94	27.32	29.24
Financial Ratios
Return on average common equity	15.54%	24.56%	23.60%	18.14%	19.94%
Return on average total equity	15.55	24.57	23.60	18.14	19.90
Return on average assets(d)	1.40	2.23	1.79	1.40	1.49
Average stockholders’ equity to average assets(d)	9.02	9.10	7.57	7.70	7.49
Dividend payout ratio	46.60	31.09	36.44	51.06	51.10
Net interest margin(d)	3.74	4.02	4.08	4.33	4.08
Net charge-offs to average portfolio loans(d)	.36	.39	.80	.83	.68
Efficiency ratio(c)/(d)	59.41	50.35	51.24	56.85	55.70
At Year End
Assets(d)	$142,397	$139,414	$114,102	$118,153	$105,905
Portfolio loans(d)	106,039	100,271	79,344	72,174	68,058
Loans held for sale or securitization	9,667	12,430	15,368	24,501	16,831
Securities(e)	7,875	8,765	6,525	8,675	9,479
Deposits	83,986	85,955	63,930	65,119	63,130
Long-term debt	30,970	28,696	23,666	22,730	17,316
Total stockholders’ equity	12,613	12,804	9,329	8,161	7,381
Common shares outstanding	615.05	646.75	606.00	611.49	607.35

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Calendar Year

(In Millions, Except Per Share Amounts)	2000	1999	1998	1997	1996	1995

Statements of Income
Interest income:
Loans(d)	$5,793	$4,938	$4,812	$4,487	$4,425	$4,383
Securities(e)	715	895	861	825	844	960
Other(e)	62	80	84	51	50	58

Total interest income	6,570	5,913	5,757	5,363	5,319	5,401
Interest expense:
Deposits	1,937	1,636	1,846	1,813	1,862	1,975
Borrowings and long-term debt	1,671	1,277	999	739	612	673

Total interest expense	3,608	2,913	2,845	2,552	2,474	2,648

Net interest income	2,962	3,000	2,912	2,811	2,845	2,753
Provision for credit losses	287	250	201	225	240	205

Net interest income after provision for credit losses	2,675	2,750	2,711	2,586	2,605	2,548
Fees and other income(c)/(d)	2,424	2,243	2,180	1,766	1,528	1,332
Securities gains, net	57	138	134	81	109	42

Total noninterest income	2,481	2,381	2,314	1,847	1,637	1,374
Noninterest expense(c)	3,184	2,983	3,377	2,793	2,800	2,714

Income before income taxes	1,972	2,148	1,648	1,640	1,442	1,208
Income taxes	670	743	577	518	448	380

Net income	$1,302	$1,405	$1,071	$1,122	$994	$828

Per Common Share
Diluted net income	$2.13	$2.22	$1.61	$1.71	$1.48	$1.22
Dividends declared	.855	1.085	.97	.86	.94	.65
Dividends paid	1.14	1.06	.94	.84	.74	.65
Average diluted shares	612.63	632.45	665.72	655.47	673.10	676.48
Book value	$11.06	$9.39	$10.69	$9.75	$9.39	$8.77
Market value (close)	28.75	23.69	36.25	32.88	22.44	16.56
Financial Ratios
Return on average common equity	21.29%	22.64%	15.40%	18.20%	16.69%	15.44%
Return on average total equity	21.21	22.56	15.37	18.20	16.61	15.19
Return on average assets(d)	1.52	1.67	1.34	1.56	1.40	1.15
Average stockholders’ equity to average assets(d)	7.17	7.39	8.70	8.57	8.44	7.59
Dividend payout ratio	40.14	48.87	60.25	50.29	63.51	53.28
Net interest margin(d)	3.85	3.99	4.11	4.37	4.47	4.24
Net charge-offs to average portfolio loans(d)	.46	.43	.37	.44	.46	.42
Efficiency ratio(c)/(d)	58.75	56.49	65.81	60.45	63.47	65.85
At Year End
Assets(d)	$88,618	$87,121	$88,246	$75,779	$72,918	$74,142
Portfolio loans(d)	65,603	60,204	58,011	51,994	50,442	50,127
Loans held for sale or securitization	3,439	2,731	3,508	1,250	444	416
Securities(e)	9,597	14,565	15,813	13,651	13,245	15,315
Deposits	55,256	50,066	58,247	52,617	53,619	54,923
Long-term debt	18,145	15,038	9,689	6,297	3,516	3,515
Total stockholders’ equity	6,770	5,728	7,013	6,158	6,216	5,892
Common shares outstanding	609.19	607.06	652.65	631.39	661.72	650.96

(a)	Prior period data have been restated, where applicable, for stock splits and pooling-of-interests business combinations.
(b)	On a comparable basis, results for 2004 were affected by the acquisitions of Allegiant Bancorp Inc., Provident Financial Group Inc., and Wayne Bancorp, and the sale of National Processing, Inc. Refer to Note 3 of the Consolidated Financial Statements for further details.
(c)	The 2000-2004 periods reflect the reclassification of certain loan origination costs from third-party expenses and personnel expense to mortgage banking revenue, consistent with the 2005 presentation.
(d)	The 2000-2004 periods reflect the reclassification of the amortization of certain deferred loan origination fees and costs associated with home equity lines of credit from card-related fees in noninterest income to interest income, consistent with the 2005 presentation. Additionally, net deferred origination costs were reclassified from other liabilities to home equity lines of credit included within Portfolio loans.
(e)	The 1995-2004 periods reflect the reclassification of Federal Reserve Bank and Federal Home Loan Bank Stock from Securities, Available for Sale to Other Investments, consistent with the 2005 presentation.

ANNUAL REPORT 2005  35

________________________________________________________________________________

REPORT ON MANAGEMENT’S ASSESSMENT OF
INTERNAL CONTROL OVER FINANCIAL REPORTING
National City Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.
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
Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2005, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

David A. Daberko Chairman and Chief Executive Officer	Jeffrey D. Kelly Vice Chairman and Chief Financial Officer
Cleveland, Ohio
February 3, 2006

36  ANNUAL REPORT 2005

________________________________________________________________________________

REPORTS OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report on Effectiveness of Internal Control Over Financial Reporting
Audit Committee of the Board of Directors and the Stockholders of National City Corporation
We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that National City Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National City Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that National City Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, National City Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National City Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 3, 2006, expressed an unqualified opinion thereon.
Cleveland, Ohio
February 3, 2006
Report on Consolidated Financial Statements
Audit Committee of the Board of Directors and the Stockholders of National City Corporation
We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of National City Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National City Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2006 expressed an unqualified opinion thereon.
Cleveland, Ohio
February 3, 2006

ANNUAL REPORT 2005  37

________________________________________________________________________________

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets

	December 31

	2005	2004
(Dollars in Thousands, Except Per Share Amounts)

Assets
Cash and demand balances due from banks	$3,707,665	$3,832,040
Federal funds sold and security resale agreements	301,260	302,534
Securities available for sale, at fair value	7,874,628	8,764,956
Other investments	2,108,622	1,450,197
Loans held for sale or securitization:
Commercial	10,784	24,534
Commercial real estate	35,306	546,072
Mortgage	9,192,282	11,859,715
Credit card	425,000	—
Student loans	3,758	—

Total loans held for sale or securitization	9,667,130	12,430,321
Portfolio loans:
Commercial	27,571,913	25,160,464
Commercial construction	3,366,774	2,922,921
Real estate - commercial	12,407,576	12,193,394
Real estate - residential	32,822,947	30,398,068
Home equity lines of credit	21,438,690	19,018,449
Credit card and other unsecured lines of credit	2,611,679	2,413,465
Other consumer	5,819,144	8,164,633

Total portfolio loans	106,038,723	100,271,394
Allowance for loan losses	(1,094,047)	(1,188,462)

Net portfolio loans	104,944,676	99,082,932
Properties and equipment	1,328,903	1,268,688
Equipment leased to others	696,327	1,050,787
Other real estate owned	97,008	89,362
Mortgage servicing rights	2,115,715	1,504,866
Goodwill	3,313,109	3,302,413
Other intangible assets	168,353	213,461
Derivative assets	772,918	885,541
Accrued income and other assets	5,300,800	5,235,838

Total Assets	$142,397,114	$139,413,936

Liabilities
Deposits:
Noninterest bearing	$17,429,227	$18,652,502
NOW and money market	28,304,007	29,263,454
Savings	2,147,022	2,552,990
Consumer time	20,527,784	16,828,303
Other	6,734,915	4,635,416
Foreign	8,843,036	14,021,942

Total deposits	83,985,991	85,954,607
Federal funds borrowed and security repurchase agreements	6,499,254	5,892,428
Borrowed funds	3,517,537	2,035,900
Long-term debt	30,496,093	28,091,363
Junior subordinated debentures owed to unconsolidated subsidiary trusts	473,523	604,629
Derivative liabilities	738,343	596,822
Accrued expenses and other liabilities	4,073,502	3,434,658

Total Liabilities	$129,784,243	$126,610,407

Stockholders’ Equity
Preferred stock, no par value, $100 liquidation value per share, authorized 5,000,000 shares, 70,272 shares outstanding in 2005 and 2004	$—	$—
Common stock, par value $4 per share, 1,400,000,000 shares authorized, 615,047,663 and 646,749,650 outstanding shares at December 31, 2005 and 2004, respectively	2,460,191	2,586,999
Capital surplus	3,681,603	3,647,711
Retained earnings	6,459,212	6,468,231
Accumulated other comprehensive income	11,865	100,588

Total Stockholders’ Equity	12,612,871	12,803,529

Total Liabilities and Stockholders’ Equity	$142,397,114	$139,413,936

See Notes to Consolidated Financial Statements

38  ANNUAL REPORT 2005

________________________________________________________________________________

CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Consolidated Statements of Income

	For the Calendar Year

(Dollars in Thousands, Except Per Share Amounts)	2005	2004	2003

Interest Income
Loans	$7,239,110	$5,560,221	$5,552,789
Securities:
Taxable	342,797	338,724	318,304
Exempt from Federal income taxes	30,509	32,669	33,927
Dividends	8,857	5,906	3,345
Federal funds sold and security resale agreements	12,266	6,185	2,756
Other investments	98,280	82,298	54,809

Total interest income	7,731,819	6,026,003	5,965,930
Interest Expense
Deposits	1,604,601	896,131	891,731
Federal funds borrowed and security repurchase agreements	209,893	94,097	132,397
Borrowed funds	67,896	15,237	18,672
Long-term debt and capital securities	1,153,681	587,870	587,016

Total interest expense	3,036,071	1,593,335	1,629,816

Net Interest Income	4,695,748	4,432,668	4,336,114
Provision for Credit Losses	283,594	323,272	638,418

Net interest income after provision for credit losses	4,412,154	4,109,396	3,697,696
Noninterest Income
Mortgage banking revenue	1,054,165	1,189,982	1,447,204
Deposit service charges	721,973	655,655	568,067
Payment processing revenue	1,571	408,617	477,888
Trust and investment management fees	296,012	300,931	291,075
Card-related fees	211,527	212,462	200,839
Brokerage revenue	159,433	145,869	122,080
Leasing revenue	267,315	180,407	37,097
Gain on sale of National Processing	—	714,195	—
Other	565,236	613,089	401,669

Total fees and other income	3,277,232	4,421,207	3,545,919
Securities gains, net	27,087	18,974	47,152

Total noninterest income	3,304,319	4,440,181	3,593,071
Noninterest Expense
Salaries, benefits, and other personnel	2,560,250	2,362,949	2,157,539
Equipment	303,471	299,867	244,596
Net occupancy	315,647	254,006	232,989
Third-party services	332,391	350,298	318,673
Card processing	21,096	190,396	218,093
Marketing and public relations	164,533	115,403	135,569
Leasing expense	178,969	125,685	52,118
Other	878,953	773,033	693,724

Total noninterest expense	4,755,310	4,471,637	4,053,301

Income before income tax expense	2,961,163	4,077,940	3,237,466
Income tax expense	975,934	1,298,006	1,120,402

Net Income	$1,985,229	$2,779,934	$2,117,064

Net Income Per Common Share
Basic	$3.13	$4.37	$3.46
Diluted	3.09	4.31	3.43
Average Common Shares Outstanding
Basic	633,431,660	635,450,188	611,205,682
Diluted	641,600,969	645,510,514	616,410,043
Dividend declared per common share	$1.44	$1.34	$1.25

See Notes to Consolidated Financial Statements

ANNUAL REPORT 2005  39

________________________________________________________________________________

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred	Common	Capital
(Dollars in Thousands, Except Per Share Amounts)	Stock	Stock	Surplus

Balance, December 31, 2002	$—	$2,445,966	$989,346
Comprehensive income:
Net income
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income
Total comprehensive income
Common dividends declared, $1.25 per share
Issuance of 5,966,961 common shares under stock-based compensation plans, including related tax effects		23,868	146,609
Repurchase of 11,462,200 common shares		(45,849)	(19,676)

Balance, December 31, 2003	$—	$2,423,985	$1,116,279
Comprehensive income:
Net income
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income
Total comprehensive income
Common dividends declared, $1.34 per share
Preferred dividends declared, $11.17 per share
Issuance of 9,926,163 common shares under stock-based compensation plans, including related tax effects		38,215	307,658
Repurchase of 40,087,100 common shares		(160,348)	(134,120)
Issuance of 71,286,645 common shares and 70,272 preferred shares pursuant to acquisition(1)		285,147	2,358,284
Other			(390)

Balance, December 31, 2004	$—	$2,586,999	$3,647,711
Comprehensive income:
Net income
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income
Total comprehensive income
Common dividends declared, $1.44 per share
Preferred dividends declared, $23.00 per share
Issuance of 5,283,451 common shares under stock-based compensation plans, including related tax effects		21,337	142,194
Issuance of 6,444,223 common shares pursuant to exercise of PRIDES forward contracts		25,777	139,224
Repurchase of 43,480,400 common shares		(173,922)	(247,526)

Balance, December 31, 2005	$—	$2,460,191	$3,681,603

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other
	Retained	Comprehensive
(Dollars in Thousands, Except Per Share Amounts)	Earnings	Income (Loss)	Total

Balance, December 31, 2002	$4,658,565	$67,180	$8,161,057
Comprehensive income:
Net income	2,117,064		2,117,064
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income		(90,755)	(90,755)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income		88,262	88,262

Total comprehensive income			2,114,571
Common dividends declared, $1.25 per share	(764,817)		(764,817)
Issuance of 5,966,961 common shares under stock-based compensation plans, including related tax effects			170,477
Repurchase of 11,462,200 common shares	(287,092)		(352,617)

Balance, December 31, 2003	$5,723,720	$64,687	$9,328,671
Comprehensive income:
Net income	2,779,934		2,779,934
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income		(25,125)	(25,125)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income		61,026	61,026

Total comprehensive income			2,815,835
Common dividends declared, $1.34 per share	(860,354)		(860,354)
Preferred dividends declared, $11.17 per share	(785)		(785)
Issuance of 9,926,163 common shares under stock-based compensation plans, including related tax effects			345,873
Repurchase of 40,087,100 common shares	(1,174,284)		(1,468,752)
Issuance of 71,286,645 common shares and 70,272 preferred shares pursuant to acquisition(1)			2,643,431
Other			(390)

Balance, December 31, 2004	$6,468,231	$100,588	$12,803,529
Comprehensive income:
Net income	1,985,229		1,985,229
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income		(111,211)	(111,211)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income		22,488	22,488

Total comprehensive income			1,896,506
Common dividends declared, $1.44 per share	(922,377)		(922,377)
Preferred dividends declared, $23.00 per share	(1,616)		(1,616)
Issuance of 5,283,451 common shares under stock-based compensation plans, including related tax effects			163,531
Issuance of 6,444,223 common shares pursuant to exercise of PRIDES forward contracts			165,001
Repurchase of 43,480,400 common shares	(1,070,255)		(1,491,703)

Balance, December 31, 2005	$6,459,212	$11,865	$12,612,871

(1)	Includes adjustment for fair value of stock options exchanged and forward purchase contracts assumed of $86 million and $59 million, respectively.
See Notes to Consolidated Financial Statements

40  ANNUAL REPORT 2005

________________________________________________________________________________

CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Consolidated Statements of Cash Flows

	For the Calendar Year

(In Thousands)	2005	2004	2003

Operating Activities
Net income	$1,985,229	$2,779,934	$2,117,064
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	283,594	323,272	638,418
Depreciation and amortization of properties and equipment and equipment leased to others	426,011	343,001	194,877
Amortization of intangible assets and servicing assets	604,814	583,630	536,972
Accretion of premiums and discounts on securities, loans, deposits, and debt obligations	(44,301)	(61,562)	(20,085)
Servicing asset (recoveries) impairment charges	(73,651)	105,037	(194,277)
Ineffective hedge and other derivative gains, net	(319,095)	(652,557)	(251,549)
Gain on sale of National Processing	—	(714,195)	—
Securities gains, net	(27,087)	(18,974)	(47,152)
Gains on loans sold or securitized, net	(49,515)	(3,379)	(1,031,561)
Other losses (gains), net	141,315	(91,198)	191,984
Originations and purchases of loans held for sale or securitization	(74,928,227)	(80,725,186)	(111,133,636)
Principal payments on and proceeds from sales of loans held for sale or securitization	77,793,467	82,601,040	119,666,635
Provision for deferred income taxes	348,411	(60,389)	(107,880)
(Increase) decrease in accrued interest receivable	(83,639)	(57,892)	12,383
Increase (decrease) in accrued interest payable	31,766	15,434	(19,479)
Other operating activities, net	374,414	655,226	2,269,746

Net cash provided by operating activities	6,463,506	5,021,242	12,822,460

Lending and Investing Activities
Net (increase) decrease in federal funds sold, security resale agreements, and other investments	(801,305)	4,247	208,145
Purchases of available-for-sale securities	(2,738,209)	(1,356,198)	(3,945,699)
Proceeds from sales of available-for-sale securities	1,693,294	1,457,137	1,513,196
Proceeds from maturities, calls, and prepayments of available-for-sale securities	1,817,125	2,376,281	4,488,063
Net increase in loans	(10,868,840)	(11,328,636)	(10,984,291)
Proceeds from sales of loans	1,294,862	1,193,824	1,795,078
Proceeds from securitizations of loans	2,730,822	811,185	40,269
Net increase in properties and equipment and equipment leased to others	(189,505)	(145,731)	(296,887)
Net cash (paid) received for acquisitions	(322,273)	172,526	(35,118)
Proceeds from the sale of National Processing, net of cash sold	—	1,085,320	—
Proceeds from divestitures, net of cash sold	24,241	28,710	—

Net cash used in lending and investing activities	(7,359,788)	(5,701,335)	(7,217,244)

Deposit and Financing Activities
Net (decrease) increase in deposits	(1,663,242)	9,710,994	(1,161,690)
Net increase (decrease) in federal funds borrowed and security repurchase agreements	606,826	(2,423,938)	165,658
Net increase (decrease) in borrowed funds	1,481,637	(5,016,503)	(4,878,449)
Repayments of long-term debt	(9,736,627)	(13,382,078)	(10,317,328)
Proceeds from issuances of long-term debt, net	12,159,635	14,011,970	11,372,830
Dividends paid	(923,993)	(861,139)	(764,817)
Issuances of common stock	339,374	345,873	170,477
Repurchases of common stock	(1,491,703)	(1,468,752)	(352,617)

Net cash provided by (used in) deposit and financing activities	771,907	916,427	(5,765,936)

Net (decrease) increase in cash and demand balances due from banks	(124,375)	236,334	(160,720)
Cash and demand balances due from banks, January 1	3,832,040	3,595,706	3,756,426

Cash and Demand Balances Due from Banks, December 31	$3,707,665	$3,832,040	$3,595,706

Supplemental Information
Cash paid for:
Interest	$3,004,305	$1,577,901	$1,421,774
Income taxes	835,635	1,181,574	1,177,170
Noncash items:
Transfers of loans to other real estate	194,878	322,963	228,731
Transfers of loans to held for sale	3,634,206	668,237	1,553,222
Common shares, preferred shares, and stock options issued for acquisitions	(10,842)	2,643,431	—
Carrying value of securities donated to the National City Charitable Foundation	24,179	422	25,007

See Notes to Consolidated Financial Statements

ANNUAL REPORT 2005  41

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nature of Operations
National City Corporation (National City or the Corporation) is a financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive branch bank network in Ohio, Illinois, Indiana, Kentucky, Michigan, Missouri, and Pennsylvania, and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Primary businesses include commercial and retail banking, mortgage financing and servicing, consumer finance, and asset management.

1.	Basis of Presentation and Significant Accounting Policies
The accompanying consolidated financial statements include the accounts of the Corporation and its consolidated subsidiaries. The Corporation completed acquisitions of Allegiant Bancorp, Inc. (Allegiant), Provident Financial Group, Inc. (Provident), and Wayne Bancorp (Wayne) and Charter One Vendor Finance on April 9, 2004, July 1, 2004, October 5, 2004, and January 15, 2005, respectively. On October 15, 2004, the Corporation sold its former subsidiary, National Processing. The consolidated financial statements include the results of operations of these entities from their respective dates of acquisition and up to their disposition date. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
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
The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Financial Accounting Standards Board Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities (VIE), provides guidance on when a company should include in its financial statements the assets, liabilities, and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitles it to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Corporation’s consolidated financial statements include the assets, liabilities and activities of VIEs for which it is deemed to be the primary beneficiary.
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

42  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Loans and Leases: Loans that the Corporation intends to hold for investment purposes are classified as portfolio loans. Portfolio loans are carried at the principal amount outstanding net of unearned income, unamortized premiums or discounts, deferred loan fees and costs and acquisition fair value adjustments, if any. Loans that the Corporation has committed to sell or securitize are classified as loans held for sale or securitization. Loans held for sale or securitization are carried at the lower of the carrying amount or fair value applied on an aggregate basis. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations.
Conforming residential mortgage loans are typically classified as held for sale upon origination based upon management’s intent to sell all the production of these loans. Other types of loans may either be held for investment purposes, sold or securitized. Loans originated for portfolio that are subsequently transferred to held for sale based on management’s decision to sell are transferred at the lower of cost or fair value. Write-downs of the loans’ carrying value attributable to credit quality are charged to the allowance for credit losses while write-downs attributable to interest rates are charged to noninterest income.
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

ANNUAL REPORT 2005  43

________________________________________________________________________________

classified as residential real estate are also subject to this charge-off policy. Open-end, unsecured consumer loans, such as credit card loans, are generally charged off in full no later than when the loan becomes 150 days past due.
The Corporation, through its National City Mortgage business unit, sells mortgage loans to the Government National Mortgage Association (GNMA) in the normal course of business and retains the servicing rights. The GNMA programs under which the loans are sold allow the Corporation to repurchase individual delinquent loans that meet certain criteria. At the Corporation’s option, and without GNMA’s prior authorization, the Corporation may repurchase the delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, the Corporation is deemed to have regained effective control over the loan and is required to recognize the loan on its balance sheet and record an offsetting liability, regardless of the Corporation’s intent to repurchase the loan. At December 31, 2005 and 2004, residential real estate portfolio loans included $311 million and $233 million, respectively, of loans available for repurchase under the GNMA optional repurchase programs with the offsetting liability recorded within other borrowed funds.
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is recorded based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. When loans are identified for sale or securitization, the attributed loan loss allowance is reclassified as a reduction to the carrying value of the loans.
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
Securities: Investments in debt securities and certain equity securities with readily determinable fair values, other than those classified as principal investments or accounted for under the equity method, are accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires investments to be classified within one of three categories, trading, held to maturity, or available for sale, based on the type of security and management’s intent with regard to selling the security.
Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and included in other investments. Realized and unrealized gains and losses are included in securities gains or losses on the statement of income. Interest on trading account securities is recorded in interest income. As of December 31, 2005 and 2004, trading account securities totaled $409 million and $117 million, respectively.
Loans are classified as trading where positions are bought and sold primarily to make profits on short-term appreciation or for other trading purposes. Trading loans are included in other investments on the balance sheet and are carried at fair value, with gains and losses included in other noninterest income. At December 31, 2005 and 2004, trading loans totaled $527 million and $281 million, respectively, the majority of which represented the guaranteed portion of Small Business Administration loans.
Debt securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at December 31, 2005 or 2004.
Debt and marketable equity securities not classified as held to maturity or trading are classified as available for

44  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
sale. Securities available for sale are carried at fair value with unrealized gains and unrealized losses not deemed other-than-temporary reported in other comprehensive income, net of tax. Realized gains and losses on the sale of and other-than-temporary impairment charges on available-for-sale securities are recorded in securities gains or losses on the statement of income.
Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, are included in interest income. Realized gains and losses on the sale of and other-than-temporary impairment charges on securities are determined using the specific-identification method, except for the Corporation’s internally managed equity portfolio comprised primarily of bank and thrift common stock investments (bank stock fund). The Corporation utilizes the average-cost method to determine realized gains and losses and other-than-temporary impairment charges on bank stock fund investments, consistent with the manner in which the investments in this fund are managed. Purchases and sales of securities are recognized on a trade-date basis.
Certain equity security investments that do not have readily determinable fair values and for which the Corporation does not exercise significant influence are carried at cost and classified either within other investments or other assets on the balance sheet depending on the frequency of dividend declarations. As of December 31, 2005, cost-method investments classified within other investments and other assets totaled $541 million and $292 thousand, respectively, compared to $516 million and $292 thousand, respectively, at December 31, 2004. The securities classified within other investments consisted solely of shares of Federal Home Loan Bank and Federal Reserve Bank stock. Cost-method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill impairment testing is performed annually, or more frequently if events or circumstances indicate possible impairment. Goodwill is allocated to reporting units one level below business segments. Fair values of reporting units are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. No impairment was identified as a result of the testing performed during 2005 or 2004. Note 10 contains additional information regarding goodwill and the carrying values by major lines of business.
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

ANNUAL REPORT 2005  45

________________________________________________________________________________

method over the remaining weighted average lease term. Other intangibles, which consist primarily of customer contracts and noncompete agreements, are amortized over the period benefited ranging from three to nine years. Amortization expense for core deposits and other intangibles is recognized in noninterest expense. Amortization expense for operating lease intangibles is recognized in noninterest income. Note 10 includes a summary of goodwill and other intangible assets.
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
Legal opinions were also obtained for each automobile loan securitization which were all structured as two-step transactions. While noting each of these transactions fall within the meaning of a “securitization” under the Securitization Rule, in accordance with accounting guidance, an analysis was also rendered under state law as if the transferring Bank was a debtor under the bankruptcy code. The “true sale” opinion obtained for each of these transactions provides reasonable assurance the purchased assets would not be characterized as the property of the transferring Bank’s receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.
The process of securitizing SBA loans into pools of SBA certificates is prescribed by the SBA and must be followed to obtain the SBA guarantee. This process meets the requirements for sale treatment under SFAS 140.

46  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available for sale or trading securities portfolio. Retained interests from the credit card, automobile loan, and home equity securitizations are classified as available-for-sale securities. Retained interests from the SBA securitizations are classified as trading securities and are included in other investments on the consolidated balance sheet. Subsequent adjustments to the fair value of retained interests classified as available for sale are recorded through other comprehensive income within stockholders’ equity or in other noninterest expense in the income statement if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Fair value adjustments and other-than-temporary adjustments to retained interests classified as trading securities are recorded in other noninterest income on the income statement. The Corporation uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved.
On a quarterly basis, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. If past performance and future expectations dictate, assumptions are revised and the present value of future cash flows is recalculated. Refer to Note 5 for further analysis of the assumptions used in the determination of fair value.
When the Corporation retains the right to service the loans and receives related fees that exceed the current market rate to service the receivables, a servicing asset is recorded and included in other assets on the balance sheet. A servicing asset is not recognized if the Corporation receives adequate compensation relative to current market servicing prices to service the receivables sold. Servicing assets created in a securitization are initially measured at their allocated carrying amount based upon relative fair values at the date of securitization and are subsequently carried at the lower of this initial carrying value, adjusted for amortization, or fair value. Impairment, if any, is recognized when and in the amount the carrying value exceeds its fair value as determined by calculating the present value of the expected future net servicing cash flows using the assumptions described previously. The amortization of servicing assets occurs in proportion to, and over the period of, the estimated net servicing income and is recorded in noninterest income.
For securitizations involving credit card receivables, the Corporation’s continuing involvement in the securitized assets includes maintaining an undivided, pro rata interest in all credit card receivables that are in the trust, referred to as seller’s interest. The seller’s interest ranks pari-passu with the investors’ interests in the trust. As the amount of the receivables in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the carrying amount of the seller’s interest will vary. However, the Corporation is required to maintain its seller’s interest at a minimum level of 4% of the initial invested amount in each series to ensure receivables are available for allocation to the investors’ interests.
Also with regard to credit card securitizations, the trust is not required to make principal payments to the investors during the revolving period, which generally approximates 48 months. Instead, the trust uses principal payments received on the accounts to purchase new credit card receivables. Therefore, the principal dollar amount of the investor’s interest in the receivables within the trust remains unchanged. Once the revolving period ends, the trust will distribute principal payments to the investors according to the terms of the transaction. Distribution of principal to the investors in the credit card trust may begin earlier if the average annualized yield on the loans securitized (generally equal to the sum of interest income, interchange and other fees, less principal credit losses during the period) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors plus contractual servicing fees), or certain other events occur.
The retained interests represent National City’s maximum loss exposure with respect to securitization vehicles. The investors in the asset-backed securities issued by the SPEs have no further recourse against the Corporation if cash flows generated by the securitized assets are inadequate to service the obligations of the SPEs.

ANNUAL REPORT 2005  47

________________________________________________________________________________

Transaction costs associated with revolving loan securitizations are deferred at the time of sale and amortized over the revolving term of the securitization, while transaction costs associated with fixed-term securitizations are recognized as a component of the gain or loss at the time of sale.
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
Mortgage Servicing Rights (MSRs): The Corporation sells mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, an MSR is established, which represents the compensation expected to be realized for performing the servicing activities in excess of current market rates. In addition, the Corporation may purchase the right to service mortgage loans originated by others. MSRs, when purchased, are initially recorded at fair value. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedge relationships may be adjusted above their initial carrying value. Changes in fair value resulting from the application of hedge accounting become part of the carrying values of MSRs.
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

48  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Stock-Based Compensation: Effective January 1, 2003, the Corporation adopted the fair value method of recording stock awards under SFAS 123, Accounting for Stock-Based Compensation. Under the guidance of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Corporation applied the recognition provisions of SFAS 123 to all awards granted to employees after January 1, 2003. Compensation expense for option awards granted subsequent to January 1, 2003 was determined based on the estimated fair value of the award at the date of grant and recognized ratably in the income statement over the option’s vesting period. Stock options granted prior to January 1, 2003, were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, compensation expense for employee stock options is generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant. All stock options granted prior to January 1, 2003, which were accounted for under APB 25, became fully vested in 2004. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2005 reflects the fair value method for all unvested stock awards.
Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant. The adoption of the recognition provisions of SFAS 123 did not have a significant impact on the determination of compensation expense for restricted share awards.
The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of SFAS 123 to all stock option awards. Also included in the 2003 and 2004 pro forma net income and earnings per share is the after-tax expense, net of minority interest benefit, related to option awards granted by the Corporation’s former 83%-owned payment processing subsidiary, National Processing, Inc., on its common stock. Refer to Note 3 for discussion on the sale of this business in October 2004.

	For the Calendar Year

(In Thousands, Except	2005	2004	2003
Per Share Amounts)

Net income, as reported	$1,985,229	$2,779,934	$2,117,064
Add: option expense included in reported net income, net of related tax effects
National City common stock	13,693	17,324	8,548
National Processing common stock	—	4,180	144
Less: total option expense determined under fair value method for all option awards, net of related tax effects
National City common stock	(13,693)	(27,190)	(41,251)
National Processing common stock	—	(6,684)	(5,378)

Pro forma net income	$1,985,229	$2,767,564	$2,079,127

Pro forma net income per share:
Basic – as reported	$3.13	$4.37	$3.46
Basic – pro forma	3.13	4.35	3.40
Diluted – as reported	3.09	4.31	3.43
Diluted – pro forma	3.09	4.29	3.37

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. Historically, the Corporation placed exclusive reliance on historical volatility to determine the expected volatility assumption. During the fourth quarter of 2005, the Corporation refined its method of estimating expected volatility to include both historical volatility and implied volatility based upon National City options traded in the open market. The following weighted-average assumptions were used to determine fair value:

	For the Calendar Year

	2005	2004	2003

Risk-free interest rate	3.87%	3.69%	3.26%
Expected dividend yield	4.17	3.93	4.14
Expected volatility	20.31	22.50	27.15
Expected option life (in years)	6	6	5
Weighted-average grant-date fair value of options	$5.12	$5.91	$6.04

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

ANNUAL REPORT 2005  49

________________________________________________________________________________

a change in tax rates is recognized as income or expense in the period that includes the enactment date.
Stock Repurchases: Acquisitions of the Corporation’s common stock are recorded using the par value method, which requires the cash paid to be allocated to common stock, capital surplus, and retained earnings.

2.	Recent Accounting Pronouncements
Meaning of Other-Than-Temporary Impairment: In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Management applied the guidance in this FSP in 2005.
Accounting Changes and Error Corrections: In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on financial condition, results of operations, or liquidity.
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
Share-Based Payment: In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. In 2005, the FASB issued further guidance on the classification and measurement of freestanding financial instruments originally issued for employee service and the application of grant date as defined in SFAS 123R. The Corporation will be required to adopt these statements on January 1, 2006. On January 1, 2003, the Corporation adopted the provisions of SFAS 123 and began recognizing compensation expense ratably in the income statement, based on the estimated fair value of all awards granted after this date. SFAS 123R will require the Corporation to change its method of accounting for share-based awards to include estimated forfeitures in the initial estimate of compensation expense and to accelerate the recognition of compensation expense for retiree-eligible employees. The adoption of these standards is not expected to have a material effect on financial condition, results of operations, or liquidity.
Accounting for Certain Loans or Debt Securities Acquired in a Transfer: In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The Corporation adopted the provisions of SOP 03-03 effective January 1, 2005. The adoption of this standard did not have a material impact on financial condition, results of operations, or liquidity.

50  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Acquisitions and Divestitures
Acquisitions: On January 15, 2005, the Corporation completed its acquisition of Charter One Vendor Finance for a cash payment of $312 million. Charter One Vendor Finance has been renamed National City Vendor Finance (NCVF). NCVF serves major vendors, such as manufacturers, value-added resellers, and select specialized lessors, in middle-and large-ticket equipment and software markets, and finances equipment and real estate for franchises of selected, leading franchisors.
In December 2005, the Corporation signed a definitive agreement to acquire Forbes First Financial Corporation, the parent company of Pioneer Bank and Trust Company (Pioneer). As of December 31, 2005, Pioneer operated eight branches in the St. Louis, Missouri metropolitan area and had total assets and deposits of $530 million and $420 million, respectively. The cash transaction is expected to be completed in the second quarter of 2006, subject to shareholder and regulatory approval.
On April 9, 2004, National City Corporation completed its acquisition of Allegiant Bancorp, Inc. (Allegiant), a bank holding company operating 36 retail bank branch offices in the St. Louis, Missouri metropolitan area, for $493 million, primarily in stock. On July 1, 2004, the Corporation completed its acquisition of Provident Financial Group, Inc. (Provident), a bank holding company operating 65 branch banking offices in the Cincinnati and Dayton, Ohio metropolitan areas. The total cost of this all-stock transaction was $2.2 billion. On October 5, 2004, the Corporation completed its acquisition of Wayne Bancorp, Inc. (Wayne), a bank holding company operating 23 branches in several northeastern Ohio counties, for $182 million in cash.
The assets and liabilities of these acquired entities were recorded on the balance sheet at their estimated fair values as of their respective acquisition dates, and their results of operations have been included in the consolidated statement of income from those dates. Refer to Note 4 for discussion on severance and other restructuring costs incurred in connection with these acquisitions.
The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocations, and resulting goodwill for Wayne and NCVF whose purchase price allocations were recently finalized:

(In Thousands)	Wayne	NCVF

Purchase price	$181,764	$311,764
Carrying value of net assets acquired	(71,254)	(306,260)

Excess of purchase price over carrying value of net assets acquired	110,510	5,504
Purchase accounting adjustments
Securities	477	—
Loans	(7,234)	3,166
Premises and equipment	3,275	—
Other assets	1,013	—
Deposits	654	—
Borrowings	547	—
Severance and exit costs	3,510	—
Other liabilities	106	—
Deferred taxes	4,767	—

Subtotal	117,625	8,670

Core deposit intangibles	(20,589)	—
Other identifiable intangible assets	(1,565)	—

Goodwill	$ 95,471	$ 8,670

The following table summarizes the estimated fair value of the net assets acquired related to these acquisitions:

(In Thousands)	Wayne	NCVF

Assets
Cash and cash equivalents	$27,966	$201
Securities	277,757	—
Loans, net of allowance for loan losses	460,553	307,206
Premises and other equipment	12,026	157
Goodwill and other intangibles	117,625	8,670
Other assets	7,969	23

Total Assets	903,896	316,257
Liabilities
Deposits	665,624	—
Borrowings	43,070	—
Other liabilities	13,438	4,493

Total Liabilities	722,132	4,493

Fair value of net assets acquired	$181,764	$311,764

The fair values of acquired assets, liabilities, and identified intangibles for all acquisitions have now been finalized. As of December 31, 2005, the balance of goodwill and intangible assets resulting from the Allegiant acquisition was $365 million and the balance from the Provident acquisition was $2.1 billion.

ANNUAL REPORT 2005  51

________________________________________________________________________________

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Corporation as if the Allegiant, Provident and Wayne acquisitions had occurred as of January 1, 2004.

For the Year Ended
(In Thousands)	December 31, 2004

Net interest income	$4,729,005
Provision for credit losses	414,197

Net interest income after provision for credit losses	4,314,808
Noninterest income	4,764,687
Noninterest expense	5,065,869

Income before income tax expense	4,013,626
Income tax expense	1,272,272

Net Income	$2,741,354

Net Income Per Common Share
Basic	$4.11
Diluted	$4.03
Average Common Shares Outstanding
Basic	667,524,590
Diluted	680,564,323

The pro forma results include amortization of fair value adjustments on loans, deposits, and debt, amortization of newly created intangibles and post-merger acquisition related charges. The pro forma number of average common shares outstanding includes adjustments for shares issued for the acquisitions and the impact of additional dilutive securities but does not assume any incremental share repurchases. The pro forma results presented do not reflect cost savings, or revenue enhancements anticipated from the acquisitions, and are not necessarily indicative of what actually would have occurred if the acquisitions had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.
Divestitures: On August 26, 2005, the Corporation completed the sale of its wholly owned subsidiary Madison Bank and Trust, a five-branch bank located in Madison, Indiana, with deposits and loans of $184 million and $56 million, respectively. A pretax gain of $16 million was recognized on the sale.
On October 15, 2004, the Corporation completed the sale of its 83%-owned payment processing subsidiary, National Processing, Inc. (NPI). In conjunction with the sale, the Corporation, through its subsidiary National City Bank of Kentucky, entered into a Service and Sponsorship Agreement with NPI. This agreement related to the United Airlines, Inc. card processing agreement, whereby the buyer, through NPI, made a one-time payment of $36 million to the Corporation in exchange for the Corporation’s agreement to release NPI from its obligation to indemnify the Corporation against any losses or claims arising from the United Airlines card processing agreement. As a result, the Corporation retained the contractual obligation to process card transactions for United Airlines through January 10, 2006. Refer to Note 21 for the related discussion on chargeback exposure.
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
During 2005, the Corporation incurred restructuring charges related to the Best In Class program. Best In Class is a series of projects designed to achieve sustainable revenue growth, improve expense management and create a culture for high performance. Program initiatives include initial costs for employee severance, lease exits, contract terminations, asset impairment and other items. For the year ended December 31, 2005, Best In Class restructuring charges totaling $65 million were recognized. Of the total costs recognized, $47 million was recorded in salaries expense for severance benefits, $13 million was recorded to third-party service expense for outplacement and consulting services, and $5 million was recorded to other noninterest expense for lease exit and asset disposal charges.
In 2004, Corporation implemented restructuring plans related to the integrations of Allegiant, Provident, and Wayne. These plans were formulated prior to the acquisition of each entity. Costs incurred for employee terminations consist of severance, relocation, retention, and outplacement benefits. Costs associated with severance, relocation, and outplacement benefits were recognized in the allocation of the purchase price to acquired assets and liabilities. Retention benefits were recorded to salaries expense over the required service period. Exit and termination costs relating to the exit of Provident PCFS, facility leases, and other contract termination costs were also recognized in the allocation of the purchase price to acquired assets and liabilities.
A rollforward of the severance and restructuring liability for the years ended December 31, 2005 and 2004 is presented in the following table. The data below also includes severance expenses incurred in the normal course of business. Effective October 15, 2004, the Corporation sold its former subsidiary, National Processing, resulting in the transfer of all of its severance liabilities to the buyer. All severance and other termination expenses recognized in 2005 were recorded as

52  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
unallocated corporate charges within the Parent and Other category.

	For the Year Ended
	December 31, 2005

		Best In	Acquisitions
(In Thousands)	Total	Class	and Other

Beginning balance	$98,486	$—	$98,486
Severance and other employee related costs:
Charged to expense	68,526	53,242	15,284
Recognized in purchase price allocation	(2,716)	—	(2,716)
Payments	(69,039)	(9,899)	(59,140)
Exit costs, contract terminations and other:
Charged to expense	12,470	12,470	—
Recognized in purchase price allocation	(1,453)	—	(1,453)
Payments	(18,421)	(8,123)	(10,298)

Ending balance	$87,853	$47,690	$40,163

	For the Year Ended
	December 31, 2004

		Best In	Acquisitions	National
(In Thousands)	Total	Class	and Other	Processing

Beginning balance	$15,927	$—	$14,154	$1,773
Severance and other employee related costs:
Charged to expense	39,044	—	38,990	54
Recognized in purchase price allocation	65,180	—	65,180	—
Payments	(60,141)	—	(59,098)	(1,043)
Divestiture	(784)	—	—	(784)
Exit costs, contract terminations and other:
Charged to expense	—	—	—	—
Recognized in purchase price allocation	230,303	—	230,303	—
Payments	(191,043)	—	(191,043)	—

Ending balance	$98,486	$—	$98,486	$—

During the years ended December 31, 2005 and 2004, the Corporation recorded severance and other employee-related termination expenses of $68 million and $39 million, respectively. The year ended December 31, 2005 included Best In Class severance and outplacement expenses of $53 million and acquisition-related retention benefits of $5 million. Severance expense for the year ended December 31, 2004, included acquisition-related retention benefits of $19 million. As of December 31, 2005, all acquisition-related retention benefits have been paid. Substantially all acquisition-related severance, exit, and other termination costs related to the Allegiant and Wayne restructuring plans had been paid as of December 31, 2005. Payments will continue to be made for Provident restructuring plan costs through January 2013, primarily related to lease obligations on vacated facilities.
The Best In Class restructuring liability and related expenses will be adjusted to reflect additional charges and revisions to initial cost estimates. Additional restructuring costs related to Best In Class initiatives are expected to be recorded through the targeted program completion in December 2008. The amounts and exact timing of additional charges have not yet been determined. Payments related to the December 31, 2005, Best In Class restructuring liability are scheduled to occur through August 2008 for severance benefits and through January 2010 for lease obligations on vacated facilities.
5. Securitization Activity
The Corporation periodically sells pools of credit card receivables and automobile loans through securitization transactions. Home equity securitizations were acquired with the Provident acquisition. Small Business Administration (SBA) loans are also purchased and then sold by the Corporation.
Credit Card: In 2005, the Series 2000-1 credit card securitizations matured and a $600 million pool of credit card receivables (Series 2005-1) was securitized. A pretax gain of $1 million was recorded on this transaction within other noninterest income. Retained interests in these loans of $37 million were recognized at the date of sale. Retained interests included a seller’s interest in the loans, accrued interest, and an interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The fair value of the interest-only strip was estimated by discounting the projected future cash flows of this security. The Corporation has also retained the right to service these loans. Servicing fees to be received approximated the current market rate for servicing fees, therefore, no servicing asset or liability was recognized. Transaction costs associated with this revolving-term securitization of $2 million were capitalized and are being amortized over the revolving period of this securitization of four years.
As of December 31, 2005, $425 million of credit card receivables were classified as held for sale or securitization based upon management’s intent to securitize another pool of credit card receivables in 2006. In January 2006, the Series 2001-1 credit card securitization matured.
Automobile: In 2005, the Corporation securitized $2.2 billion of fixed-rate, closed-end indirect automobile loans (Series 2005-A). A pretax loss of $29 million was recorded on this transaction within other noninterest income. Retained interests in the securitized loans were recognized upon sale consisting of a subordinated interest in the securitized loans and an interest-only strip. Retained interests were valued at the date of sale by allocating the previous carrying amount between the assets sold and the retained interests based on their relative fair values at the date of sale. The initial carrying value of the subordinated interest and interest-only security of $78 million was estimated at the date of sale by discounting projected future cash flows. The Corporation has also retained the right to service these loans, and a servicing asset of $20 million was recognized at

ANNUAL REPORT 2005  53

________________________________________________________________________________

the date of sale. Transaction costs associated with this fixed-term securitization were included as a component of the loss on sale.
In 2004, the Corporation securitized $890 million of fixed-rate, closed-end indirect automobile loans (Series 2004-A). A pretax gain of $9 million on this transaction was recorded in other noninterest income. Retained interests in the form of interest-only strips, subordinated tranches, and dealer rebate receivables were also recognized with initial carrying values of $32 million, $46 million, and $1 million, respectively. In addition, a servicing asset was established in the amount of $10 million.
Home Equity: In 2004, the Corporation acquired Provident, which had previously securitized home equity loans and lines of credit. Retained interests in the form of interest-only strips were recognized at their fair values as of the acquisition date of $3 million. In 2005, the Corporation exercised its options to call the 1998-A and 1999-A home equity securitization. Investors in the 1999-A home equity securitization received their final distributions in the amount of $16 million in September 2005. Investors in the 1998-A home equity securitization will receive their final distribution, estimated at $5 million, in February 2006. The Corporation also plans to exercise an early termination of the remaining 2000-A home equity securitization in 2006.
SBA: During 2005, 2004 and 2003, the Corporation securitized pools of SBA loans totaling $46 million, $9 million and $52 million, respectively. Retained interests in the form of interest-only strips were recognized with an initial carrying value of $3 million, $660 thousand, and $4 million in 2005, 2004 and 2003, respectively. The SBA loans securitized were sold servicing released and all transaction costs were expensed in conjunction with the sale. During 2004, the Corporation sold the interest-only strips associated with the 2004 SBA securitization.
A summary of the assumptions used to value the credit card retained interests and automobile retained interests and servicing asset at the time of each securitization follows:

	Weighted-	Variable	Monthly	Expected
	Average	Annual	Principal	Annual	Annual
	Life	Coupon Rate	Repayment	Credit	Discount
	(in months)	To Investors	Rate	Losses	Rate	Yield

Credit Card:
Series 2001-1	5.6	6.06%	17.79%	4.08%	15.00%	14.77%
Series 2002-1	5.7	2.06	17.41	5.34	15.00	11.99
Series 2005-1	3.2	3.75	18.21	5.35	15.00	12.00

	Weighted-	Monthly
	Average	Prepayment	Expected	Annual	Weighted-
	Life	Speed	Cumulative	Discount	Average
	(in months)	(% ABS)	Credit Losses	Rate	Coupon

Automobile:
Series 2002-A
Interest-only strip	22.9	1.40%	2.25%	12.00%	8.71%
Servicing asset	22.9	1.40	2.25	12.00	8.71
Series 2004-A
Interest-only strip	21.8	1.50%	1.75%	12.00%	6.79%
Servicing asset	21.8	1.50	1.75	11.00	6.79
Series 2005-A
Interest-only strip	16.6	1.50%	2.18%	12.00%	7.06%
Servicing asset	12.5	1.50	2.18	10.00	7.06

During 2004, actual credit losses for the automobile securitizations exceeded their initial projections developed at the time of the securitizations. As a result, the cumulative loss curve was increased to 2.25% in 2004.
A summary of the assumptions used to value the home equity retained interests at the time of the Provident acquisition follows:

	Weighted-	Variable	Monthly	Expected
	Average	Annual	Principal	Annual	Annual
	Life	Coupon Rate	Repayment	Credit	Discount
	(in months)	to Investors	Rate/CPR(a)	Losses(b)	Rate	Yield(c)

Home Equity:
Series 1998-A	14.1	1.95%	4.42/33.00%	1.25%	6.25%	4.87%
Series 2000-A	16.4	1.74	5.74/33.00	2.40	6.25	5.92

(a)	Monthly principal repayment rate assumption relates to home equity lines of credit and cumulative prepayment rate (CPR) relates to home equity installment loans.

(b)	The home equity securitizations are credit enhanced with cash collateral accounts that are maintained within the securitization vehicle. The cash collateral accounts absorb all credit losses with respect to the securitized loans.

(c)	Yield represents the weighted average of fixed-rate loan and variable-rate lines of credit.

54  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	As of December 31, 2005		For the Calendar Year 2005

	Principal	Loans Past Due	Average	Net Credit
(In Millions)	Balance	30 Days or More	Balances	Losses

Type of loan:
Credit Card	$2,482.9	$98.6	$2,379.8	$155.7
Automobile	2,954.3	67.8	3,362.9	42.3
Home Equity	27,919.2	134.1	27,177.2	58.3
SBA	43.8	4.4	30.7	—

Total loans managed or securitized	33,400.2	304.9	32,950.6	256.3
Less:
Loans securitized:
Credit Card	1,026.1	37.4	1,307.0	76.0
Automobile	2,602.2	30.8	860.8	12.0
Home Equity	13.2	1.0	39.5	1.5
SBA	43.8	4.4	30.7	—
Loans held for sale or securitization:
Credit Card	425.0	—	141.8	—
Automobile	—	—	179.0	—
Home Equity	—	—	3.9	—

Loans held in portfolio	$29,289.9	$231.3	$30,387.9	$166.8

	As of December 31, 2004		For the Calendar Year 2004

	Principal	Loans Past Due	Average	Net Credit
(In Millions)	Balance	30 Days or More	Balances	Losses

Type of loan:
Credit Card	$2,520.2	$91.0	$2,469.6	$147.2
Automobile	3,783.3	68.9	3,965.2	45.5
Home Equity	24,640.0	88.8	20,051.1	35.5
SBA	8.7	.5	23.4	—

Total loans managed or securitized	30,952.2	249.2	26,509.3	228.2
Less:
Loans securitized:
Credit Card	1,450.0	47.2	1,450.0	76.4
Automobile	888.3	17.2	1,053.9	11.9
Home Equity	60.7	1.4	37.8	.6
SBA	8.7	.5	23.4	—
Loans held for sale or securitization:
Automobile	—	—	131.7	—

Loans held in portfolio	$28,544.5	$182.9	$23,812.5	$139.3

Certain cash flows received from the securitization trusts follow:

	For the Calendar Year

	2005				2004

	Credit		Home		Credit		Home
(In Millions)	Card	Automobile	Equity	SBA	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$600.0	$2,103.9	$—	$44.7	$—	$811.2	$—	$8.1
Proceeds from collections reinvested in previous securitizations	2,789.3	—	2.7	—	3,094.1	—	4.4	—
Servicing fees received	28.1	8.7	.3	—	29.0	10.6	.2	—
Other cash flows received on retained interests	70.8	15.7	.9	.7	90.9	18.7	1.1	3.2
Proceeds from sales of previously charged-off accounts	1.0	—	—	—	—	—	—	—
Purchases of delinquent or foreclosed assets	—	—	1.2	—	—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	For the Calendar Year

	2003

	Credit
(In Millions)	Card	Automobile	SBA

Proceeds from new securitizations	$—	$—	$48.0
Proceeds from collections reinvested in previous securitizations	3,089.3	—	—
Servicing fees received	29.0	6.6	—
Other cash flows received on retained interests	89.6	15.0	.9
Proceeds from sales of previously charged-off accounts	1.1	—	—
Purchases of delinquent or foreclosed assets	—	—	—

ANNUAL REPORT 2005  55

________________________________________________________________________________

A summary of the fair values of the interest-only strips and servicing assets retained, key economic assumptions used to arrive at the fair values, and the sensitivity of the December 31, 2005 fair values to immediate 10% and 20% adverse changes in those assumptions follows. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

		Weighted-		Monthly	Expected
		Average	Variable Annual	Principal	Annual
	Fair	Life	Coupon Rate	Repayment	Credit
(Dollars in Millions)	Value	(in months)(b)	to Investors(b)	Rate(b)	Losses(b)

Credit Card Loans
Interest-only strips(a)	$2.0	3.1	4.52%	18.68%	5.44%
As of December 31, 2005
Decline in fair value of 10% adverse change			$1.1	$.2	$1.4
Decline in fair value of 20% adverse change			2.0	.3	2.0

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Annual
	Discount
(Dollars in Millions)	Rate(b)	Yield(b)

Credit Card Loans
Interest-only strips(a)	15.00%	12.88%
As of December 31, 2005
Decline in fair value of 10% adverse change	$—	$2.0
Decline in fair value of 20% adverse change	—	2.0

(a) Represents interest-only strips recognized in connection with the credit card securitization Series 2002-1, and 2005-1.
(b) Represents weighted-average assumptions and aggregate declines in fair value for all credit card securitization series.

			Monthly	Expected
		Weighted-	Prepayment	Cumulative	Annual	Weighted-
	Fair	average Life	Speed	Credit	Discount	Average
(Dollars in Millions)	Value	(in months)(b)	(% ABS)(b)(c)	Losses(b)	Rate(b)	Coupon(b)

Automobile Loans
Interest-only strip(a)	$27.7	15.7	1.50%	2.19%	12.00%	7.08%
As of December 31, 2005
Decline in fair value of 10% adverse change			$2.0	$5.6	$.4	$6.1
Decline in fair value of 20% adverse change			3.4	8.8	.8	9.3
Servicing asset(d)	$23.3	11.7	1.50%	2.19%	10.23%	7.08%
As of December 31, 2005
Decline in fair value of 10% adverse change			$1.4	$—	$.2	$.1
Decline in fair value of 20% adverse change			2.9	—	.4	.1

(a)	Represents interest-only strips and servicing assets associated with the automobile securitization series 2005-A, 2004-A and 2002-A.

(b)	Represents weighted-average assumptions and aggregate declines in fair value for all automobile securitization series.

(c)	Absolute prepayment speed.

(d)	Carrying value of servicing assets at December 31, 2005 was $22.5 million.

6.	Leases
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
A summary of lease financings by type at December 31 follows:

(In Thousands)	2005	2004

Commercial
Direct financings	$3,237,722	$2,508,415
Leveraged leases	307,439	327,707

Total commercial lease financings	3,545,161	2,836,122
Consumer
Retail automobile lease financings	411,147	530,382

Total net investment in lease financings	$3,956,308	$3,366,504

56  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the net investment in lease financings by type at December 31 follow:

(In Thousands)	2005	2004

Commercial
Lease payments receivable	$3,559,471	$2,753,551
Estimated residual value of leased assets	482,049	541,809

Gross investment in commercial lease financings	4,041,520	3,295,360
Unearned income	(496,359)	(459,238)

Total net investment in commercial lease financings	$3,545,161	$2,836,122

Consumer
Lease payments receivable	$221,512	$339,840
Estimated residual value of leased assets	231,582	263,768

Gross investment in consumer lease financings	453,094	603,608
Unearned income	(41,947)	(73,226)

Total net investment in consumer lease financings	$411,147	$530,382

A rollforward of the residual value component of lease financings by type follows:

	For the Calendar Year

(In Thousands)	2005	2004

Commercial
Beginning balance	$541,809	$487,007
Additions	82,765	43,616
Acquisitions(a)	1,519	126,080
Runoff	(144,044)	(102,324)
Write-downs	—	(12,570)

Ending balance	$482,049	$541,809

Consumer
Beginning balance	$263,768	$121,630
Additions	—	—
Acquisitions(a)	—	250,372
Runoff	(32,186)	(108,234)
Write-downs	—	—

Ending balance	$231,582	$263,768

(a)	Associated with the acquisition of National City Vendor Finance and Provident. Refer to Note 3 for further details of these acquisitions.
During the third quarter of 2005, the Corporation received insurance proceeds totaling $21 million for automobile residual value losses recognized in previous periods and a $5 million recovery from a bankruptcy court settlement associated with a previously written-off commercial lease residual value.
At December 31, 2005, the minimum future lease payments to be received from lease financings by type were as follows:

						2011
						and
(In Millions)	2006	2007	2008	2009	2010	Beyond	Total

Commercial	$1,251.3	$818.0	$557.8	$355.7	$200.8	$375.9	$3,559.5
Consumer	90.5	78.3	43.5	8.9	.3	—	221.5

Total	$1,341.8	$896.3	$601.3	$364.6	$201.1	$375.9	$3,781.0

Equipment Leased to Others: Equipment leased to others represents equipment owned by National City that is leased to customers under operating leases. Commercial equipment includes aircraft and other transportation, manufacturing, data processing, medical, and office equipment leased to commercial customers while consumer equipment consists of automobiles leased to retail customers. The majority of the balance of consumer leased equipment at December 31, 2005 was acquired with Provident in July 2004. As discussed above with regard to lease financings, National City ceased originating retail automobile leases in 2000 and plans to let the acquired automobile portfolio run off over time. The totals below also include the carrying value of any equipment previously leased to customers under either operating or financing leases that are in the process of being either re-leased or sold.
A summary of the net carrying value of equipment leased to others by type at December 31 follows:

(In Thousands)	2005	2004

Commercial
Cost	$455,462	$341,164
Accumulated depreciation	(104,373)	(52,541)

Net carrying value of commercial leased equipment	351,089	288,623

Consumer
Cost	457,332	849,578
Accumulated depreciation	(112,094)	(87,414)

Net carrying value of consumer leased equipment	345,238	762,164

Total net carrying value of equipment leased to others	$696,327	$1,050,787

Depreciation expense on equipment leased to others totaled $197 million in 2005, $124 million in 2004, and $17 million in 2003.
At December 31, 2005, the minimum future lease payments to be received from equipment leased to others by type were as follows:

						2011
						and
(In Millions)	2006	2007	2008	2009	2010	Beyond	Total

Commercial	$98.8	$73.4	$48.1	$26.2	$9.1	$13.2	$268.8
Consumer	81.5	31.2	4.2	.2	—	—	117.1

Total	$180.3	$104.6	$52.3	$26.4	$9.1	$13.2	$385.9

ANNUAL REPORT 2005  57

________________________________________________________________________________

7.	Loans, Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
Total portfolio loans outstanding were recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments associated with acquired loans of $174 million and $195 million, at December 31, 2005 and 2004, respectively.
To provide for the risk of loss inherent in the process of extending credit, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments.
Activity in the allowance for loan losses follows:

	For the Calendar Year

(In Thousands)	2005	2004	2003

Balance at beginning of period	$1,188,462	$1,022,720	$1,006,451
Provision for loan losses	300,531	339,441	627,946
Allowance related to loans acquired, sold or securitized	(14,086)	171,973	(2,253)
Charge-offs	(602,902)	(570,999)	(757,176)
Recoveries	222,042	225,327	147,752

Net charge-offs	(380,860)	(345,672)	(609,424)

Balance at end of period	$1,094,047	$1,188,462	$1,022,720

In 2005, the allowance related to loans acquired, sold or securitized primarily represents the allowance for loan losses allocated to automobile loans securitized during the year. In 2004, the allowance related to loans acquired, sold or securitized represents the allowance associated with the acquisitions of Allegiant, Provident, and Wayne. In 2003, the allowance related to loans acquired, sold or securitized represents the allowance for loan losses allocated to credit card and automobile loans securitized or held for securitization.
Net charge-offs increased during 2005 primarily as a result of a high volume of consumer bankruptcy filings in advance of changes in the consumer bankruptcy laws. Offsetting this increase was a decrease in commercial net charge-offs due to improved commercial loan credit quality and recoveries of previously recognized commercial losses. The reduction in net charge-offs in 2004 was primarily the result of improved credit quality in the commercial portfolios, partially offset by the net charge-offs associated with portfolios acquired through acquisitions.
Activity in the allowance for losses on lending-related commitments follows:

	For the Calendar Year

(In Thousands)	2005	2004	2003

Balance at beginning of period	$100,538	$102,609	$92,137
Net provision for losses on lending-related commitments	(16,937)	(16,169)	10,472
Allowance related to lending-related commitments acquired (a)	—	14,098	—

Balance at end of period	$83,601	$100,538	$102,609

(a)	The allowance related to lending-related commitments acquired was associated with the acquisitions of Allegiant, Provident, and Wayne.
Nonperforming loans totaled $490 million and $463 million as of December 31, 2005 and 2004, respectively. For loans classified as nonperforming at December 31, 2005, the contractual interest due and actual interest recognized on those loans during 2005 was $38 million and $10 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $117 million and $133 million at December 31, 2005 and 2004, respectively. Average impaired loans for 2005, 2004, and 2003 totaled $108 million, $193 million, and $358 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans as of December 31, 2005 and 2004 was $20 million and $5 million, respectively. At December 31, 2005, impaired loans with an associated allowance totaled $70 million, while impaired loans with no associated allowance totaled $47 million. At December 31, 2004, impaired loans with an associated allowance totaled $63 million, while $70 million of impaired loans had no related allowance. During 2005, 2004, and 2003, interest recognized on impaired loans while they were considered impaired was not material.
8. Securities
Securities available for sale follow:

	December 31, 2005

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)

U.S. Treasury and Federal agency debentures	$1,174,149	$19,414	$9,397	$1,184,166
Mortgage-backed securities	5,437,449	27,849	69,929	5,395,369
Asset-backed and corporate debt securities	245,758	2,385	424	247,719
States and political subdivisions	607,499	14,537	1,211	620,825
Other	415,954	11,283	688	426,549

Total securities	$7,880,809	$75,468	$81,649	$7,874,628

	December 31, 2004

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

U.S. Treasury and Federal agency debentures	$652,521	$32,621	$2,131	$683,011
Mortgage-backed securities	6,309,061	89,150	21,274	6,376,937
Asset-backed and corporate debt securities	510,358	3,437	626	513,169
States and political subdivisions	705,367	32,010	288	737,089
Other	422,737	32,971	958	454,750

Total securities	$8,600,044	$190,189	$25,277	$8,764,956

The other category includes the Corporation’s internally managed equity portfolio of bank and thrift common stock investments (bank stock fund). The bank stock fund had an amortized cost and fair value of $135 million and

58  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$139 million, respectively, at December 31, 2005, compared to an amortized cost and fair value of $208 million and $236 million, respectively, at December 31, 2004.
The following table presents the age of gross unrealized losses and associated fair value by investment category.

	December 31, 2005

	Less Than 12 Months				Total
			12 Months or More

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and Federal agency debentures	$433,538	$6,765	$138,140	$2,632	$571,678	$9,397
Mortgage-backed securities	2,949,622	38,420	1,000,332	31,509	3,949,954	69,929
Asset-backed securities and corporate debt securities	60,988	384	12,894	40	73,882	424
States and political subdivisions	62,233	528	38,416	683	100,649	1,211
Other	27,555	370	4,677	318	32,232	688

Total	$3,533,936	$46,467	$1,194,459	$35,182	$4,728,395	$81,649

	December 31, 2004

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury and Federal agency debentures	$255,109	$2,131	$—	$—	$255,109	$2,131
Mortgage-backed securities	1,623,589	12,970	359,877	8,304	1,983,466	21,274
Asset-backed securities and corporate debt securities	16,976	170	131,127	456	148,103	626
States and political subdivisions	64,929	282	189	6	65,118	288
Other	29,130	956	6	2	29,136	958

Total	$1,989,733	$16,509	$491,199	$8,768	$2,480,932	$25,277

During 2005, the Corporation recognized an other-than-temporary impairment totaling $11 million on several of its bank stock fund securities. Management does not believe any other individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 7% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.
The following table presents the amortized cost, fair value, and weighted-average yield of securities at December 31, 2005 by maturity:

						Weighted-
	Within	1 to 5	5 to 10	After 10		Average
(Dollars in Thousands)	1 Year	Years	Years	Years	Total	Yield(a)

U.S. Treasury and Federal agency debentures	$97,044	$751,806	$309,786	$15,513	$1,174,149	4.40
Mortgage-backed securities	24,244	3,478,789	1,475,729	458,687	5,437,449	4.99
Asset-backed securities and corporate debt securities	66,822	64,206	36,901	77,829	245,758	5.15
States and political subdivisions	62,093	348,706	173,437	23,263	607,499	5.07
Other	23,967	183,633	—	208,354	415,954	7.43

Amortized cost	$274,170	$4,827,140	$1,995,853	$783,646	$7,880,809

Fair value	$273,941	$4,784,860	$2,019,384	$796,443	$7,874,628

Weighted- average yield(a)	4.16%	4.73%	5.69%	5.10%	4.99%

(a)	Yield on debt securities only; equity securities and retained interests in securitizations are excluded.
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
At December 31, 2005, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $6.6 billion.
At December 31, 2005, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.
In 2005, 2004, and 2003, gross securities gains of $43 million, $25 million, and $52 million, respectively, were recognized, while gross securities losses were $16 million, $6 million, and $5 million, respectively.

ANNUAL REPORT 2005  59

________________________________________________________________________________

9.	Principal Investments
The principal investment portfolio is managed within the Wholesale Banking line of business. The direct portfolio primarily consists of investments in the consumer, retail, manufacturing, automotive, commercial services, health care, and building products industries with the largest industry constituting approximately 17% of the total principal investment portfolio. The indirect portfolio consists of investments in private equity funds managed by third parties. Each fund is diversified according to the terms of the fund’s agreement and the general partner’s direction. A rollforward of principal investments follows:

	For the Calendar Year

(In Thousands)	2005	2004

Direct Investments:
Carrying value at beginning of period	$323,028	$300,077
Acquisitions(a)	—	1,847
Investments – new fundings	99,199	128,125
Returns of capital and write-offs	(97,142)	(101,283)
Fair value adjustments	(8,111)	(5,738)

Carrying value at end of period	$316,974	$323,028

Indirect Investments:
Carrying value at beginning of period	$342,517	$294,939
Acquisitions(a)	—	27,436
Investments – new fundings	78,912	89,110
Returns of capital and write-offs	(74,596)	(65,744)
Fair value adjustments	(2,969)	(3,224)

Carrying value at end of period	$343,864	$342,517

Total Principal Investments:
Carrying value at beginning of period	$665,545	$595,016
Acquisitions(a)	—	29,283
Investments – new fundings	178,111	217,235
Returns of capital and write-offs	(171,738)	(167,027)
Fair value adjustments	(11,080)	(8,962)

Carrying value at end of period	$660,838	$665,545

	For the Calendar Year

(In Thousands)	2005	2004	2003

Principal investment revenue(b)	$28,273	$47,934	$29,384

Net principal investment gains (losses)(c)	$57,156	$68,964	$7,025

(a)	Represents principal investments acquired with Provident

(b)	Consists primarily of interest, dividends, and fee income

(c)	Consists primarily of fair value adjustments and realized gains and losses on investments
Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 21.

10.	Goodwill and Other Intangible Assets
A rollforward of goodwill by line of business for 2005 and 2004 follows:

	January 1,	Goodwill	Impairment	December 31,
(In Thousands)	2005	Adjustments(a)	Losses	2005

Consumer and Small Business Financial Services	$1,027,598	$(2,258)	$—	$1,025,340
Wholesale Banking	1,633,441	13,477	—	1,646,918
National City Mortgage	62,432	(38)	—	62,394
National Consumer Finance	348,019	(263)	—	347,756
Asset Management	230,923	(222)	—	230,701
Parent and Other	—	—	—	—

Total	$3,302,413	$10,696	$—	$3,313,109

	January 1,	Goodwill	Impairment	December 31,
(In Thousands)	2004	Adjustments(a)	Losses	2004

Consumer and Small Business Financial Services	$513,281	$514,317	$—	$1,027,598
Wholesale Banking	86,729	1,546,712	—	1,633,441
National City Mortgage	55,785	6,647	—	62,432
National Consumer Finance	206,032	141,987	—	348,019
Asset Management	126,207	104,716	—	230,923
National Processing	115,306	(115,306)	—	—
Parent and Other	—	—	—	—

Total	$1,103,340	$2,199,073	$—	$3,302,413

(a)	Represents goodwill associated with acquired businesses, sold businesses, and purchase accounting adjustments.
Goodwill sold in connection with the 2005 sale of Madison Bank & Trust totaled $1 million and is included in Consumer and Small Business Financial Services in the table above. Goodwill recognized in connection with the 2005 acquisition of National City Vendor Finance totaled $9 million and is included in Wholesale Banking in the above table. The goodwill acquired in 2004 for each line of business above relates to the acquisitions of Allegiant, Provident, Wayne, and other small acquisitions. For each acquisition, goodwill was allocated to the business segments above based upon the relative fair value of the assets and liabilities assigned to each business segment. Goodwill sold in 2004 relates to the sale of National Processing. Refer to Note 3 for further discussion on recent acquisitions and divestitures.
The Corporation has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit, credit card, operating lease, and other intangibles. A

60  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
summary of these intangible assets at December 31 follows:

(In Thousands)	2005	2004

Core deposit intangibles
Gross carrying amount	$253,942	$279,413
Less: accumulated amortization	119,607	109,167

Net carrying amount	134,335	170,246

Credit card intangibles
Gross carrying amount	7,699	17,323
Less: accumulated amortization	1,626	15,392

Net carrying amount	6,073	1,931

Operating lease
Gross carrying amount	47,205	47,205
Less: accumulated amortization	43,901	20,298

Net carrying amount	3,304	26,907

Other intangibles
Gross carrying amount	47,690	21,644
Less: accumulated amortization	23,049	7,267

Net carrying amount	24,641	14,377

Total finite-lived intangibles
Gross carrying amount	356,536	365,585
Less: accumulated amortization	188,183	152,124

Net carrying amount	$168,353	$213,461

Amortization expense on finite-lived intangible assets totaled $76 million, $67 million, and $23 million for 2005, 2004, and 2003, respectively. Amortization expense on finite-lived intangible assets is expected to total $45 million, $37 million, $24 million, $20 million, and $16 million for fiscal years 2006 through 2010, respectively.

11.	Servicing Assets
Mortgage Servicing Rights (MSRs): The Corporation recognizes MSRs on residential real estate loans sold servicing retained by the National City Mortgage (NCM) and First Franklin business units. First Franklin began selling certain nonconforming residential real estate loans with servicing retained during the fourth quarter of 2004. MSRs retained from First Franklin sales are transferred to the National City Home Loan Services (NCHLS) business unit at the time of sale. Changes in the carrying value of MSRs and the associated valuation allowance follow:

	For the Calendar Year

	2005			2004

	Conforming	Nonconforming		Conforming	Nonconforming
(In Thousands)	Mortgages	Mortgages	Total	Mortgages	Mortgages	Total

Mortgage servicing rights
Balance at beginning of period	$1,596,908	$15,188	$1,612,096	$1,300,612	$—	$1,300,612
Acquisition(a)	—	—	—	—	45,000	45,000
Additions	529,430	121,783	651,213	608,316	15,119	623,435
Amortization	(492,130)	(13,672)	(505,802)	(493,372)	(14,416)	(507,788)
SFAS 133 hedge basis adjustments	393,595	—	393,595	189,171	—	189,171
Sales	(1,851)	—	(1,851)	(7,819)	(30,515)	(38,334)

Carrying value before valuation allowance at end of period	2,025,952	123,299	2,149,251	1,596,908	15,188	1,612,096

Valuation allowance
Balance at beginning of period	(107,230)	—	(107,230)	(2,195)	—	(2,195)
Impairment recoveries (charges)	89,054	(15,360)	73,694	(105,035)	—	(105,035)

Balance at end of period	(18,176)	(15,360)	(33,536)	(107,230)	—	(107,230)

Net carrying value of MSRs at end of period	$2,007,776	$107,939	$2,115,715	$1,489,678	$15,188	$1,504,866

Fair value of MSRs at end of period	$2,034,168	$107,939	$2,142,107	$1,501,947	$15,257	$1,517,204

Unpaid principal balance of loans serviced for others (in millions)	$159,580	$16,909	$176,489	$152,367	$1,913	$154,280

(a)	Relates to MSRs associated with nonconforming residential real estate loans that were acquired as part of the acquisition of Provident in 2004. These MSRs were sold later in 2004 as part of the sale of Provident PCFS.
MSRs are periodically evaluated for impairment, and a valuation allowance is established through a charge to income when the carrying value, including hedge accounting adjustments (if applicable), exceeds the fair value and is believed to be temporary. Other-than-temporary impairment is recognized when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary write-downs recognized during 2005 or 2004.
The fair value of MSRs was estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The expected and actual rates of mortgage loan prepayments are the

ANNUAL REPORT 2005  61

________________________________________________________________________________

most significant factors driving the valuation. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the MSRs, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and adjusted to reflect National City’s actual prepayment experience. At December 31, 2005, the fair value of MSRs exceeded the carrying value reported in the consolidated balance sheet by $26 million. This difference represents increases in the fair value of certain MSRs accounted for under SFAS 140 that were not permitted to be recorded above their cost basis, net of accumulated amortization and SFAS 133 adjustments.
The key economic assumptions used to estimate the value of the MSRs at December 31, 2005 and 2004 are presented in the table that follows. A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2005 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	December 31

	2005		2004

	Conforming	Nonconforming	Conforming	Nonconforming
(Dollars in Millions)	Mortgages	Mortgages	Mortgages	Mortgages

Fair value	$2,034.2	$107.9	$1,501.9	$15.3
Weighted-average life (in years)	5.0	2.1	3.9	2.5
Weighted-average constant prepayment rate (CPR)	17.50%	39.21%	23.07%	33.59%
Weighted-average discount rate	9.74	13.56	9.52	12.75
Prepayment rate:
Decline in fair value from 10% adverse change	$102.5	$19.4
Decline in fair value from 20% adverse change	195.0	22.4
Discount rate:
Decline in fair value from 10% adverse change	67.3	2.7
Decline in fair value from 20% adverse change	130.3	4.7

The key economic assumptions used in determining the fair value of MSRs capitalized during 2005 and 2004 were as follows:

	2005		2004

	Conforming	Nonconforming	Conforming	Nonconforming
	Mortgages	Mortgages	Mortgages	Mortgages

Weighted-average life (in years)	4.5	2.5	4.3	2.6
Weighted-average CPR	21.55%	34.15%	22.29%	33.30%
Weighted-average discount rate	9.75	13.24	9.70	12.75

Risk associated with declines in the estimated fair value due to increases in mortgage loan prepayments is managed using derivative instruments that are expected to increase in value when interest rates decline. The Corporation typically strives to include the derivative instruments it uses to protect the value of the MSRs associated with conforming mortgages in SFAS 133 hedge relationships in order to record gains and losses on both the assets and the associated derivative instruments simultaneously in the income statement. MSRs not included in the SFAS 133 relationships may not be written up above their initial carrying value, adjusted for amortization, limiting the amount of gains that might otherwise be recognized to offset losses on the derivative instruments, which are always carried at fair value. Notes 1 and 24 provide further discussion on how derivative instruments are accounted for, the nature of the derivative instruments used, the risks associated with their use, and ineffective hedge and other gains and losses associated with derivative instruments during the current and prior year.

62  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	For the Calendar Year

(In Thousands)	2005	2004

Commercial real estate servicing assets
Balance at beginning of period	$125,778	$—
Acquisitions	—	122,694
Additions	31,076	12,111
Amortization	(17,849)	(9,302)
Sales	(597)	(272)
Other	—	547

Carrying value before valuation allowance at end of period	138,408	125,778

Valuation allowance
Balance at beginning of period	(1,032)	—
Acquisitions	—	(1,030)
Impairment charges	(43)	(2)

Balance at end of period	(1,075)	(1,032)

Net carrying value of servicing assets at end of period	$137,333	$124,746

Unpaid principal balance of loans serviced for others (in millions)	$14,638	$11,356

12.	Properties and Equipment
The composition of properties and equipment follows:

	December 31

(In Thousands)	2005	2004

Land	$200,609	$198,420
Buildings and leasehold improvements	1,194,934	1,112,513
Equipment	1,214,677	1,332,787

	2,610,220	2,643,720
Less accumulated depreciation and amortization	1,281,317	1,375,032

Net properties and equipment	$1,328,903	$1,268,688

Depreciation and amortization of properties and equipment, including assets recorded under capital leases, totaled $229 million in 2005, $219 million in 2004, and $178 million in 2003.
During 2005 and 2004, the Corporation recognized fixed asset impairment charges totaling $18 million and $3 million, respectively. These charges were recorded primarily within the Parent and Other segment. The impairment charges in 2005 relate to certain underutilized buildings offered for sale. The estimated fair values of these buildings were determined based on broker quotes, third-party bids, and real-estate appraisals.

13.	Federal Funds Borrowed and Security Repurchase Agreements
Detail of Federal funds borrowed and security repurchase agreements follows:

(Dollars in Thousands)	2005	2004	2003

Balance at December 31:
Federal funds borrowed	$3,101,648	$2,669,386	$3,915,870
Security repurchase agreements	3,397,606	3,223,042	2,778,046
Maximum outstanding at any month end:
Federal funds borrowed	6,887,983	6,314,532	9,801,158
Security Repurchase Agreements	3,697,789	3,332,276	3,200,560
Daily average amount outstanding:
Federal funds borrowed	4,021,248	4,925,738	7,895,213
Security Repurchase Agreements	3,316,941	2,917,759	3,012,672
Weighted daily average interest rate:
Federal funds borrowed	3.34%	1.45%	1.44%
Security Repurchase Agreements	2.28	.78	.63
Weighted daily interest rate for amounts outstanding at December 31:
Federal funds borrowed	4.06%	2.01%	.85%
Security Repurchase Agreements	3.05	1.40	.50

Federal funds borrowed and security repurchase agreements have maturities of six months or less.
14. Borrowed Funds
Detail of borrowed funds follows:

	December 31

(In Thousands)	2005	2004

U.S. Treasury notes	$1,753,807	$1,024,477
Commercial paper	1,051,421	415,490
Federal Home Loan Bank advances	150,000	—
Senior bank notes	137,000	195,000
Other	425,309	400,933

Total borrowed funds	$3,517,537	$2,035,900

Weighted-average contractual rate	4.06%	1.93%

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At December 31, 2005, $854 million of U.S. Treasury notes were callable on demand by the U.S. Treasury and $900 million of the notes were term notes with stated maturities of less than one month.
Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation, and is due in four

ANNUAL REPORT 2005  63

________________________________________________________________________________

months or less. The FHLB Advances represent short-term borrowings with maturities of two months or less at December 31, 2005.
The senior bank notes are issued by National City’s bank subsidiaries and have maturities of six months or less.
The other category at December 31, 2005 and 2004 included liabilities totaling $311 million and $233 million, respectively, related to mortgage loans available for repurchase under GNMA optional repurchase programs. See further discussion in Note 1.
15. Long-Term Debt
The composition of long-term debt follows. This note excludes the discussion and amounts associated with the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 16 for further discussion on these obligations.

	December 31

(In Thousands)	2005	2004

7.20% fixed-rate subordinated note redeemed 2005	$—	$251,559
3.20% fixed-rate senior note due 2008	288,374	292,800
3.125% fixed-rate senior note due 2009	189,023	192,335
5.75% fixed-rate subordinated note due 2009	306,487	318,533
4.661% variable-rate senior note due 2010	299,880	—
4.90% fixed-rate senior note due 2015	390,848	—
6.875% fixed-rate subordinated note due 2019	782,748	783,528
8.375% fixed-rate senior note due 2032	73,059	74,312
Other	—	880

Total holding company	2,330,419	1,913,947
Senior bank notes	22,087,766	18,549,507
7.25% fixed-rate subordinated note due 2010	244,601	256,219
6.30% fixed-rate subordinated note due 2011	211,699	220,220
7.25% fixed-rate subordinated note due 2011	199,501	198,658
6.25% fixed-rate subordinated note due 2011	315,074	327,249
6.20% fixed-rate subordinated note due 2011	514,262	530,820
4.63% fixed-rate subordinated note due 2013	298,401	299,318
4.25% fixed-rate subordinated note due 2018	227,077	224,424
Federal Home Loan Bank advances	3,920,391	4,904,387
Secured debt financings	130,970	666,614
Other	15,932	—

Total bank subsidiaries	28,165,674	26,177,416

Total long-term debt	$30,496,093	$28,091,363

The amounts above represent the par value of the debt adjusted for any unamortized discount, other basis adjustments related to hedging the debt with derivative instruments, or fair value adjustments recognized in connection with debt acquired through acquisitions. The Corporation uses derivative instruments, primarily interest rate swaps and caps, to manage interest rate risk on its long-term debt. Interest rate swaps are used to hedge the fair value of certain fixed-rate debt by converting the debt to variable rate and are also used to hedge the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate. Interest rate caps are used to hedge cash flow variability by capping the interest payments associated with variable-rate debt issuances. Interest rate swaps and caps are based on the one- or three-month London Interbank Offering Rate (LIBOR) rate, the Federal Funds rate, or the Prime rate. Further discussion on derivative instruments is included in Notes 1 and 24.
The subordinated notes of the holding company and bank subsidiaries qualify for Tier 2 capital under the regulatory capital requirements of the federal banking agencies. Further discussion on regulatory capital requirements is included in Note 17.
A summary of par values and weighted-average rates of long-term debt as of December 31, 2005 follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk, amortization of discounts, and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-	Weighted-
		Average	Average
		Contractual	Effective
(Dollars in Thousands)	Par Value	Rate	Rate

Senior bank notes	$22,146,455	4.25%	4.24%
Subordinated notes	2,975,000	6.15	4.82
Senior notes	1,275,000	4.37	4.57
FHLB advances	3,880,752	4.50	3.96
Secured debt financings	130,776	7.10	6.04
Other	15,932	5.93	5.93

Total long-term debt	$30,423,915	4.48%	4.27%

Senior bank notes are issued by National City’s bank subsidiaries. During 2005, senior bank notes with a par value of $11.5 billion were issued by the bank subsidiaries. At December 31, 2005, senior bank notes totaling $3.2 billion were contractually based on a fixed rate of interest and $18.9 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2006 to 2078.
All subordinated notes of the bank subsidiaries were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. The 8.375% senior note of the holding company was acquired with Provident, is fixed-rate, pays interest quarterly, and is callable on July 15, 2007. All remaining senior notes and subordinated notes of the holding company pay interest semi-annually and may not be redeemed prior to maturity. During 2005, the holding company issued senior notes with a par value of $700 million.
At December 31, 2005, Federal Home Loan Bank (FHLB) advances consisted of $856 million of fixed-rate obligations and $3.0 billion of variable-rate obligations. The Corporation’s maximum borrowing limit with the FHLB was $7.1 billion at December 31, 2005. The Corporation pledged $23.9 billion in residential real estate loans, $44 million in commercial real estate loans, and $10.2 billion in home equity lines of credit as collateral against FHLB borrowings at December 31, 2005. FHLB advances have maturities ranging from 2006 to 2030.
Secured debt financings were obtained from acquisitions, primarily Provident. At December 31, 2005, secured debt financings relate to fixed obligations of $130 million and $1 million collateralized by automobile and equipment leases, respectively. The automobile lease secured debt financings pay interest monthly, may be redeemed prior

64  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to maturity, and were collateralized by $237 million in automobile leases and $90 million in cash at December 31, 2005. The equipment lease secured debt financings outstanding at December 31, 2005 pay interest quarterly, may not be redeemed prior to maturity, and were collateralized by $1 million in equipment leases. Secured debt financings have contractual maturities ranging from 2006 to 2008. During 2005, the Corporation called obligations secured by automobile leases totaling $368 million.
At December 31, 2005, long-term debt maturities were as follows: $11.6 billion in 2006, $6.6 billion in 2007, $3.5 billion in 2008, $3.0 billion in 2009, $2.4 billion in 2010, and $3.3 billion thereafter. These amounts are based upon the par values of long-term debt.

16.	Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation
As of December 31, 2005, National City sponsored six trusts, of which 100% of the common equity is owned by the Corporation, formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust.
Distributions on the capital securities issued by First of America Capital Trust I, Fort Wayne Capital Trust I, and Provident Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Allegiant Capital Trust II, and Provident Capital Trust IV are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Banc Services Corp. Statutory Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 3.45 basis points, with a maximum interest rate of 11.95%. The interest rate associated with the Banc Services Corp. Statutory Trust capital securities was 7.97% at December 31, 2005.
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

In 2005 and 2004, the Corporation redeemed the capital securities of Provident Capital Trust III, Allegiant Capital Trust I, and Provident Capital Trust II, which had also been acquired as part of the Allegiant and Provident acquisitions.
The capital securities held by the trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. On March 1, 2005, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the final rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. These new rules have no impact on the Corporation’s Tier 1 capital.
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

	December 31

(In Thousands)	2005	2004

8.12% junior subordinated debentures owed to First of America Capital Trust I due January 31, 2027	$154,640	$154,640
9.85% junior subordinated debentures owed to Fort Wayne Capital Trust I due April 15, 2027	30,928	30,928
9.00% junior subordinated debentures owed to Allegiant Capital Trust II due September 30, 2031	42,725	44,626
8.60% junior subordinated debentures owed to Provident Capital Trust I due December 1, 2026	109,373	115,988
10.25% junior subordinated debentures owed to Provident Capital Trust III redeemed December 30, 2005	—	120,477
9.45% junior subordinated debentures owed to Provident Capital Trust IV due March 30, 2031	128,339	130,251
Variable-rate junior subordinated debentures owed to Banc Services Corp. Statutory Trust I due June 26, 2032	7,518	7,719

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$473,523	$604,629

17.	Regulatory Restrictions and Capital Ratios
The Corporation and its banking subsidiaries are subject to various regulatory capital requirements of federal

ANNUAL REPORT 2005  65

________________________________________________________________________________

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
Regulatory and other capital measures at December 31 follow:

	2005		2004

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio

Total equity/assets	$12,612,871	8.86%	$12,803,529	9.18%
Total common equity/assets	12,612,871	8.86	12,803,529	9.18
Tangible common equity/tangible assets	9,131,409	6.57	9,287,655	6.83
Tier 1 capital	9,517,347	7.43	9,815,314	8.25
Total risk-based capital	13,499,489	10.53	14,023,018	11.79
Leverage	9,517,347	6.83	9,815,314	7.31

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
National City Corporation’s Tier 1, total risk-based capital, and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at all of National City’s subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was December 15, 2005, each of the Corporation’s subsidiary banks was considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank’s capital category. As of December 31, 2005, each of the subsidiary banks was also categorized as well-capitalized.
As discussed in Note 16, the capital securities held by the First of America, Fort Wayne, Allegiant, Provident, and Banc Services Corp. subsidiary trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. On March 1, 2005, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under these rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. These new rules have no impact on the Corporation’s Tier 1 capital.
The Corporation’s subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $3.5 million at December 31, 2005.
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
Dividends paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations. In 2006, the subsidiary banks may pay dividends of $1.0 billion, plus an additional amount equal to their net profits for 2006, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.
The Corporation’s mortgage banking and broker/ dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiaries’ net worth requirements are governed by the Department of Housing and Urban Development and the Government National Mortgage Association. The broker/ dealer’s net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2005, these subsidiaries met their respective minimum net worth capital requirements.
18. Stockholders’ Equity
Stock Repurchases: On October 24, 2005, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock, subject to an aggregate purchase limit of $1.6 billion. This new authorization was incremental to the previous share repurchase authorization approved by the Board of Directors on December 21, 2004. Repurchases under the December 21, 2004 authorization were completed during October 2005. Shares repurchased under these programs are held for reissue in connection with stock compensation plans and for general corporate purposes. During

66  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2005, 2004, and 2003, the Corporation repurchased 43.5 million, 40.1 million, and 11.5 million shares of its common stock, respectively. As of December 31, 2005, 33.6 million shares remain authorized for repurchase.
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
Preferred Securities of Subsidiaries: As part of the acquisition of Provident, PFGI Capital Corporation (PFGI Capital) became a consolidated subsidiary of the Corporation. The purpose of PFGI Capital is to hold and manage commercial mortgage loan assets and other authorized investments acquired from the Corporation to generate net income for distribution to its stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes. PFGI Capital issued 6.6 million equity units (PRIDES) to outside investors. Each PRIDES was comprised of two components – a three-year forward purchase contract (which expired August 17, 2005) and PFGI Capital Series A Preferred Stock. During 2005, all PRIDES holders exercised their Forward Purchase Contracts which entitled them to purchase 6,444,223 newly issued shares of National City common stock for $165 million. Additionally, in 2005, PFGI Capital repurchased 2.6 million shares of the Series A Preferred Stock in privately negotiated transactions with individual investors. The remaining ownership by outside investors is accounted for as a minority interest in the consolidated financial statements.
Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows.

	For the Calendar Year

(In Thousands)	2005	2004	2003

Accumulated unrealized gains on securities available for sale at January 1, net of tax	$107,193	$132,318	$223,073
Net unrealized losses for the period, net of tax benefit of $49,316 in 2005, $6,888 in 2004 and $29,523 in 2003	(91,586)	(12,792)	(54,828)
Reclassification adjustment for gains included in net income, net of tax expense of $7,463 in 2005, $6,641 in 2004, and $11,225 in 2003	(19,625)	(12,333)	(35,927)

Effect on other comprehensive income for the period	(111,211)	(25,125)	(90,755)

Accumulated unrealized (losses) gains on securities available for sale at December 31, net of tax	$(4,018)	$107,193	$132,318

Accumulated unrealized losses on derivatives used in cash flow hedging relationships at January 1, net of tax	$(6,605)	$(67,631)	$(155,893)
Net unrealized gains (losses) for the period, net of tax expense (benefit) of $16,849 in 2005, $(13,295) in 2004, and $(18,633) in 2003	31,291	(24,691)	(34,605)
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $4,740 in 2005, $(46,156) in 2004, and $(66,159) in 2003	(8,803)	85,717	122,867

Effect on other comprehensive income for the period	22,488	61,026	88,262

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at December 31, net of tax	$15,883	$(6,605)	$(67,631)

Accumulated other comprehensive income at January 1, net of tax	$100,588	$64,687	$67,180
Other comprehensive (loss) income, net of tax	(88,723)	35,901	(2,493)

Accumulated other comprehensive income at December 31, net of tax	$11,865	$100,588	$64,687

19.	Net Income per Common Share
Basic and diluted net income per common share calculations follow:

	For the Calendar Year

(Dollars in Thousands, Except Per Share Amounts)	2005	2004	2003

Basic
Net income	$1,985,229	$2,779,934	$2,117,064
Less preferred dividends	1,616	785	—

Net income applicable to common stock	$1,983,613	$2,779,149	$2,117,064

Average common shares outstanding	633,431,660	635,450,188	611,205,682

Net income per common share – basic	$3.13	$4.37	$3.46

Diluted
Net income	$1,985,229	$2,779,934	$2,117,064

Average common shares outstanding	633,431,660	635,450,188	611,205,682
Stock awards	6,679,651	8,477,996	5,204,361
Convertible preferred stock	1,121,541	563,836	—
Forward contracts	368,117	1,018,494	—

Average common shares outstanding – diluted	641,600,969	645,510,514	616,410,043

Net income per common share – diluted	$3.09	$4.31	$3.43

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.

ANNUAL REPORT 2005  67

________________________________________________________________________________

Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock, commitments to issue additional shares pursuant to forward contracts, and certain unvested restricted stock and unexercised stock option awards. For the years ended December 31, 2005, 2004, and 2003, options to purchase 10.4 million, 2.3 million and 18.1 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Diluted net income is not adjusted for preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period.

20.	Income Tax Expense
The composition of income tax expense follows:

	For the Calendar Year

(In Thousands)	2005	2004	2003

Current:
Federal	$610,623	$1,229,653	$1,099,832
State	16,900	128,742	128,450

Total current	627,523	1,358,395	1,228,282
Deferred:
Federal	341,551	(54,477)	(116,239)
State	6,860	(5,912)	8,359

Total deferred	348,411	(60,389)	(107,880)

Income tax expense	$975,934	$1,298,006	$1,120,402

Income tax expense applicable to securities transactions	$7,463	$2,492	$11,225

The effective tax rate differs from the statutory Federal tax rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown in the following table:

	For the Calendar Year

	2005	2004	2003

Statutory Federal tax rate	35.0%	35.0%	35.0%
Life insurance	(0.9)	(0.7)	(0.8)
Tax-exempt income	(0.7)	(0.5)	(0.6)
State taxes	0.5	1.8	2.7
Tax credits	(1.7)	(1.4)	(1.1)
Sale of National Processing	—	(0.7)	—
Other	0.8	(1.7)	(0.6)

Effective tax rate	33.0%	31.8%	34.6%

Significant components of deferred tax liabilities and assets as of December 31 follow:

(In Thousands)	2005	2004

Deferred tax liabilities:
Mortgage servicing rights, net	$566,118	$334,048
Leases and equipment leased to others	502,950	686,382
Properties and equipment	65,956	49,638
Deferred loan fees	39,792	42,562
State income taxes	55,606	36,640
Retained interests	—	35,005
Intangibles	82,453	79,662
Other, net	99,052	143,146

Total deferred tax liabilities	1,411,927	1,407,083
Deferred tax assets:
Allowance for loan losses	448,199	528,637
Deferred compensation accrual	110,185	112,794
Repurchase and indemnification reserve	96,093	88,399
Federal benefit of state taxes	38,044	52,144
Employee benefit accrual	41,948	42,446
Unrealized losses on securities and loans held for sale	8,593	19,286
Retained interests	11,243	—
Net operating loss carryforward	—	28,417
Other, net	136,356	272,265

Total deferred tax assets	890,661	1,144,388

Net deferred tax liability	$521,266	$262,695

For the years ended 2005, 2004, and 2003, tax expense resulting from allocating the tax benefit associated with stock option exercises either directly to paid in capital or goodwill was $19 million, $45 million, and $27 million, respectively.

21.	Commitments, Contingent Liabilities, Guarantees, and Related Party Transactions
Commitments: A summary of the contractual amount of significant commitments follows:

	December 31

(In Thousands)	2005	2004

Commitments to extend credit:
Commercial	$22,987,569	$19,891,479
Residential real estate	9,052,485	14,126,791
Revolving home equity and credit card lines	34,080,110	32,095,788
Other	646,576	416,751
Standby letters of credit	4,745,848	4,227,310
Commercial letters of credit	361,678	260,081
Net commitments to sell mortgage loans and mortgage-backed securities	1,495,089	6,314,013
Net commitments to sell commercial real estate loans	284,724	241,737
Commitments to fund principal investments	295,165	263,878
Commitments to fund civic and community investments	351,282	313,257
Commitments to purchase beneficial interests in securitized automobile loans	994,632	—

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for residential mortgage and commercial real estate loans to be sold into the secondary market are considered derivative instruments in accordance with SFAS 133. The changes in the fair

68  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
value of these commitments due to changes in interest rates are recorded on the balance sheet as either derivative assets or derivative liabilities. The commitments related to residential mortgage loans and commercial real estate loans are included in residential real estate and commercial loans, respectively, in the above table. Further discussion on derivative instruments is included in Notes 1 and 24.
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
The Corporation enters into forward contracts for the future delivery or purchase of fixed-rate residential mortgage loans, mortgage-backed securities, and commercial real estate loans to reduce the interest rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing rights. These contracts are also considered derivative instruments under SFAS 133 and the fair value of these contracts are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 24.
The Corporation has principal investment commitments to provide equity and mezzanine capital financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, over which privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.
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
National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to an unrelated commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as the automobile loans securitized in 2005. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank, as well as another financial institution, to purchase an undivided interest in its note representing a beneficial interest in the securitized automobile loans. This commitment expires in December 2006 but may be renewed annually for an additional twelve months by mutual agreement of the parties.
The Corporation and certain of its subsidiaries occupy certain facilities under long-term operating leases and, in addition, lease certain software and data processing and other equipment. The aggregate minimum annual rental commitments under these leases total approximately $146 million in 2006, $135 million in 2007, $116 million in 2008, $99 million in 2009, $79 million in 2010, and $449 million thereafter. The Corporation also subleases and receives rental income on certain leased properties. As of December 31, 2005, aggregate future minimum rentals to be received under noncancelable subleases totaled $32 million. Total operating lease expense, net of sublease income, recorded under all operating leases was $179 million, $137 million, and $131 million in 2005, 2004, and 2003, respectively.
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
Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $72.1 billion, $79.8 billion, and $117.5 billion for 2005, 2004, and 2003, respectively. Total loans repurchased or indemnified during 2005, 2004, and 2003 were $331 million, $454 million and $265 million, respectively. Loans indemnified that remained outstanding as of December 31, 2005 and 2004, totaled $341 million and $228 million, respectively. In addition, total loans sold of $118 million and $292 million remained uninsured as of December 31, 2005 and 2004, respectively. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans at December 31, 2005 will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans

ANNUAL REPORT 2005  69

________________________________________________________________________________

which were ultimately repurchased have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $90 million, $118 million, and $65 million for 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, the liability for estimated losses on repurchase and indemnification was $233 million and $209 million, respectively, and was included in other liabilities on the balance sheet.
In connection with the acquisition of Provident in July 2004, the Corporation assumed a guarantee made to Fannie Mae on behalf of its acquired subsidiary Red Mortgage Capital, an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. As of December 31, 2005 and 2004, Red Mortgage Capital serviced loans, with risk sharing under the DUS program, had outstanding principal balances aggregating $4.4 billion and $4.1 billion. The guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $7 million and $10 million at December 31, 2005 and 2004, respectively.
The guarantee liability for standby letters of credit was $50 million and $49 million at December 31, 2005 and 2004, respectively. This liability was recorded in other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.
The Corporation, through various subsidiaries, has historically provided merchant card processing or sponsorship services. Under the rules of Visa® and MasterCard ® , when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Corporation is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Corporation for the chargeback due to liquidation or other reasons, the Corporation will bear the loss for the amount of the refund paid to the cardholder.
Effective October 15, 2004, National Processing, Inc. was sold as described in Note 3. As a result of this sale, the Corporation has exited the merchant card processing business and has no continuing or future exposure to potential chargeback liabilities, except for the exposure to United Airlines as described in the following paragraph.
Under the terms of the National Processing sale agreement, the Corporation retained the contractual obligation to process card transactions for United Airlines, Inc., which had been operating under Chapter 11 protection. The Corporation was paid $36 million to retain this obligation. Pursuant to FASB Interpretation 45, regarding accounting for guarantees, this amount is deemed to be the fair value of this obligation and is included in accrued expenses and other liabilities. In the event of liquidation of United Airlines, the Corporation could become financially responsible for refunding tickets purchased through Visa® and MasterCard ® under the chargeback rules of those associations. At December 31, 2005, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract, was approximately $648 million. Based upon available information, this amount represents management’s best estimate of its maximum potential chargeback exposure related to United Airlines, Inc. As of December 31, 2005, the Corporation held no significant collateral under this contract. On October 21, 2005, the bankruptcy court entered an order permitting United Airlines to enter into a card processing agreement with a successor processor, and on January 11, 2006, the successor processor began processing United’s card transactions. As a consequence, the Corporation’s exposure to potential chargebacks will diminish over the remainder of 2006 as previously unflown tickets are utilized. Based on information currently available to the Corporation, management believes the risk of a material loss under the chargeback rules is unlikely.
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
On or about November 22, 2002, a claim was asserted in the Marion County Probate Court (Indiana) against National City Bank of Indiana, a subsidiary of the Corporation, concerning management of investments held in a trust for the benefit of the Americans for the Arts and The Poetry Foundation. The claim alleges failure to adequately and timely diversify investments held in this trust, which resulted in investment losses. The beneficiaries are seeking damages of as much as $100 million. In December 2005, the court entered an order granting National City Bank of Indiana’s motion for summary judgment, and the beneficiaries have filed an appeal. Management continues to believe that this claim does not have merit and that the risk of material loss is unlikely.

70  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa®, MasterCard ® , and several major financial institutions, including seven cases naming the Corporation and its subsidiary, National City Bank of Kentucky. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. Given the preliminary stage of these suits, it is not possible for management to assess the probability of a material adverse outcome, or the range of possible damages, if any.
Based on information currently available, advice of counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period.
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

22.	Stock Options and Awards
Under the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan) no more than 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition, no more than 13 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options.
Stock Options: Stock options may be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually, beginning one year from the date of grant, and expire not later than 10 years from the date of grant. In addition, stock options may be granted that include the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option.
On January 1, 2003, the Corporation prospectively adopted the fair value method of accounting for stock options under SFAS 123. Further discussion of the impact of this change is included in Note 1. During 2005, 2004, and 2003, compensation expense recognized related to stock options totaled $20 million, $25 million, and $12 million, respectively.
Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four year period. The Corporation recognizes compensation expense over the restricted period. The weighted-average grant date fair value of restricted share awards granted during 2005, 2004, and 2003 were $34.79, $35.39, and $32.28, respectively. Compensation expense recognized for restricted share plans during 2005, 2004, and 2003 totaled $38 million, $30 million, and $18 million, respectively.
Option and Restricted Stock Award Activity: Stock option and restricted stock award activity follows:

			Weighted-
			Average
	Shares Outstanding		Exercise
			Price Per
	Awards	Options	Share

December 31, 2002	2,539,171	52,963,738	$26.89

Cancelled	(161,773)	(851,853)	30.06
Exercised	(488,797)	(8,200,758)	22.01
Granted	1,893,040	6,940,115	33.45

December 31, 2003	3,781,641	50,851,242	28.52

Acquisitions	—	9,274,981	26.12
Cancelled	(227,026)	(368,668)	30.12
Exercised	(722,163)	(12,554,038)	25.38
Granted	2,005,673	7,497,223	35.89

December 31, 2004	4,838,125	54,700,740	29.83

Cancelled	(329,318)	(927,087)	33.48
Exercised	(682,971)	(6,553,014)	24.95
Granted	2,626,357	2,914,859	35.30

December 31, 2005	6,452,193	50,135,498	$30.72

Upon consummation of the Allegiant and Provident acquisitions, all outstanding options issued by Allegiant and Provident were converted into equivalent National City options. Cancelled activity includes both forfeited and expired awards and options.
Information about stock options outstanding at December 31, 2005, follows:

			Weighted-
			Average
		Weighted-	Remaining		Weighted-
Range of		Average	Contractual		Average
Exercise		Exercise	Life		Exercise
Prices	Outstanding	Price	(in years)	Exercisable	Price

$5.46 - 12.99	9,672	$6.81	0.7	9,672	$6.81
13.00 - 19.99	3,952,655	18.18	4.1	3,952,655	18.18
20.00 - 26.99	3,002,773	24.54	4.3	3,002,773	24.54
27.00 - 33.99	31,392,377	30.88	4.8	29,049,939	30.65
34.00 - 40.99	11,469,061	35.88	6.7	5,338,766	36.20
41.00 - 47.99	308,960	43.73	2.1	308,960	43.73

Total	50,135,498	$30.72	5.1	41,662,765	$29.83

ANNUAL REPORT 2005  71

________________________________________________________________________________

At December 31, 2005, 2004, and 2003, options for 41,662,765, 44,503,822, and 40,448,964 shares of common stock, respectively, were exercisable. As of December 31, 2005, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 25 million and 9 million shares, respectively.
Additional stock option and restricted award information as of December 31, 2005 follows, which includes plans assumed through various acquisitions. As of December 31, 2005, outstanding options related to these acquired plans totaled 5,776,295 shares with a weighted-average exercise price per share of $27.32.

		Weighted-
	Shares to	Average	Shares
	Be Issued	Option	Available
	Upon	Exercise	for Future
	Exercise	Price	Grants

Plans approved by stockholders	56,448,709	$30.76	33,831,004
Plans not approved by stockholders(a)	238,342	25.83	—

Total	56,687,051	$30.72	33,831,004

(a)	Provident’s 2000 Employee Stock Option Plan provided for the grant of stock options to employees, other than executive officers. Options were granted at an exercise price of not less than 95% of market price at the time of the grant, for a term of up to 10 years. Options vested as determined by Provident’s Compensation Committee. The 83,366 remaining outstanding options at December 31, 2005 are all exercisable.
Provident’s 2002 Outside Directors Stock Option Plan provided for the grant of 2,000 options to each non-employee director upon election to its Board and upon each subsequent annual election. The options were granted at an exercise price equal to their market price, for a term of 10 years. Options vested as determined by Provident’s Compensation Committee. The 55,616 remaining outstanding options at December 31, 2005 are all exercisable.
The National City Corporation 2004 Deferred Compensation Plan provides eligible employees the opportunity to defer the receipt of cash compensation which would have otherwise been received as salary, as variable pay or as an incentive award. The plan provides participants with non-elective deferred compensation, and the deferred compensation is credited with gains or losses based upon investment options made available from time to time, and, as such, there is no weighted-average exercise price. The plan does not limit the number of shares that may be issued for the plan.

23.	Pension and Other Postretirement Benefit Plans
National City has a noncontributory defined benefit pension plan covering substantially all employees. Employees retained from the Allegiant, Provident, and Wayne acquisitions became eligible to participate in the Corporation’s defined benefit pension plan effective January 1, 2005. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are allocated to employee accounts. Actuarially determined pension costs are charged to noninterest expense in the income statement. The funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974.
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
Using an actuarial measurement date of October 31, plan assets for each of the plans follows:

			Other
			Postretirement
	Pension Benefits		Benefits

(In Thousands)	2005	2004	2005	2004

Change in Fair Value of Plan Assets
Fair value at beginning of measurement period	$1,675,345	$1,601,150	$—	$—
Actual return on plan assets	125,572	150,531	—	—
Employer contribution	—	—	3,329	6,056
Participant contributions	—	—	18,119	17,717
Expenses paid	(4,619)	(4,302)	—	—
Benefits paid	(70,738)	(72,034)	(21,448)	(23,773)

Fair value at end of measurement period	$1,725,560	$1,675,345	$—	$—

The asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

	Percentage of
	Plan Assets

Asset Category	2005	2004

Equity securities	81%	81%
Debt securities	11	10
Cash and cash equivalents	8	9

Total	100%	100%

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
It is management’s intent to give the investment managers flexibility within the overall guidelines with respect to investment decisions and their timing. However, certain investments require specific review and approval by management. Management is also informed of anticipated changes in nonproprietary investment managers, significant modifications of any previously approved investment, or anticipated use of derivatives to execute investment strategies.

72  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Equity securities include $163 million and $197 million of National City common stock at October 31, 2005 and 2004, respectively. The $163 million of National City Common stock included in plan assets at October 31, 2005 represented 5,048,833 shares of stock at a closing price of $32.23 as of that date. During 2005, dividends of $7 million were paid on the shares included in plan assets.
Using an actuarial measurement date of October 31, benefit obligation activity for each of the plans follow:

			Other
			Postretirement
	Pension Benefits		Benefits

(In Thousands)	2005	2004	2005	2004

Change in Benefit Obligation
Benefit obligation at beginning of measurement period	$1,459,815	$1,364,768	$154,291	$155,787
Service cost	59,540	55,388	3,384	3,371
Interest cost	85,171	82,726	8,931	9,216
Participant contributions	—	—	18,119	17,717
Plan amendments	—	—	1,385	—
Business acquisitions	—	—	—	6,380
Actuarial (gains)/losses	10,356	28,967	(5,430)	(14,406)
Benefits paid	(70,738)	(72,034)	(21,448)	(23,774)

Benefit obligation at end of measurement period	$1,544,144	$1,459,815	$159,232	$154,291

Funded status	$181,416	$215,530	$(159,232)	$(154,291)
Unrecognized prior service cost	(26,072)	(30,827)	1,826	537
Unrecognized net actuarial loss	144,222	117,567	23,267	30,396
Unrecognized net obligation	—	—	7,226	8,628
Contributions/benefits paid subsequent to measurement date	—	—	1,762	1,042

Prepaid (accrued) benefit cost	$299,566	$302,270	($125,151)	$(113,688)

The accumulated benefit obligation for the defined benefit pension plan was $1.5 billion and $1.4 billion at October 31, 2005 and 2004, respectively.
The weighted-average assumptions used to determine benefit obligations at the measurement date were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	2.75-7.50	2.75-7.50	2.75-7.50	2.75-7.50

At December 31, 2005, the projected benefit payments for the defined benefit pension plan and the postretirement benefit plan totaled $70 million and $10 million in 2006, $71 million and $10 million in 2007, $74 million and $10 million in 2008, $77 million and $11 million in 2009, $80 million and $11 million in 2010, and $482 million and $56 million in years 2011 through 2015, respectively. The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.
Using an actuarial measurement date of October 31, components of net periodic benefit and net periodic cost follow:

(In Thousands)	2005	2004	2003

Pension Benefits
Service cost	$59,540	$55,388	$51,162
Interest cost	85,171	82,726	80,084
Expected return on plan assets	(137,991)	(127,301)	(143,443)
Amortization of prior service cost	(4,755)	(4,755)	(4,755)
Transition benefit	—	—	(207)
Recognized net actuarial loss	739	2,560	1,303

Net periodic cost (benefit)	$2,704	$8,618	$(15,856)

Other Postretirement Benefits
Service cost	$3,384	$3,371	$2,946
Interest cost	8,931	9,216	9,342
Amortization of prior service cost	95	95	133
Transition obligation	1,402	1,402	1,402
Recognized net actuarial loss	979	1,677	1,588

Net periodic cost	$14,791	$15,761	$15,411

The weighted-average assumptions used to determine the net periodic cost (benefit) for the years ended December 31 were as follows:

			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Weighted-Average Assumptions
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	2.75-7.50	2.75-7.50	2.75-7.50	2.75-7.50
Expected long-term return on plan assets	8.50	8.50	—	—

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. Due to active management of the plan’s assets, the return on the plan’s equity investments historically has exceeded market averages. Management estimated the rate by which the plan assets would outperform the market in the future based on historical experience adjusted for changes in asset allocation and expectations for overall lower future returns on equities compared to past periods.
National City does not anticipate making a contribution to its defined benefit pension plan in 2006 as the plan is currently overfunded. The 2006 pension plan assumptions used to determine net periodic cost will be a discount rate of 6.00% and an expected long-term return on plan assets of 8.50%.
The assumed health care cost trend rate at the measurement date follows:

	2005	2004

Health care cost trend rate for next year (pre-65)	9%	9%
Health care cost trend rate for next year (post-65)	11%	9%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5%	5%
Year the rates reach the ultimate trend rate	2012	2009

ANNUAL REPORT 2005  73

________________________________________________________________________________

The health care trend rate assumption affects only those participants retired under the plan prior to April 1, 1989. Assumed health care cost trend rates affect the amounts reported for the health care plan. A one-percentage-point change in the assumed health care cost trend rate would have the following effect:

	1-Percentage	1-Percentage
(In Thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost	$246	$(227)
Effect on postretirement benefit obligation	4,269	(3,933)

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At December 31, 2005 and 2004, obligations of $95 million and $90 million, respectively, were included in accrued expenses and other liabilities for these plans. Expenses related to these plans totaled $16 million, $13 million, and $21 million for 2005, 2004, and 2003, respectively.
Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2005 and 2004, the Corporation provided up to a 6.9% matching contribution. For 2005, 2004, and 2003, the expense related to the plan was $79 million, $72 million, and $64 million, respectively.

24.	Derivative Instruments and Hedging Activities
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
SFAS 133 requires all derivative instruments to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative. Note 1 provides further detail on how derivative instruments are accounted for in the financial statements. The Corporation usually designates derivative instruments used to manage interest rate risk into SFAS 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged. Some derivative instruments used for interest rate risk management are not designated in an SFAS 133 hedge relationship. Such would be the case if the derivative instrument is being used to offset risk related to an asset or liability that is accounted for at fair value in the financial statements, if the derivative instrument has been moved out of an SFAS 133 relationship because the hedge was deemed not effective, or if operational or cost constraints make it prohibitive to apply hedge accounting.
As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed by establishing and monitoring limits as to the degree of risk that may be undertaken as part of the Corporation’s overall market risk monitoring process carried out by the Asset/ Liability Management Committee. Further discussion of this process is contained in the Market Risk section of the Financial Review.
Credit risk occurs when a counterparty to a derivative contract where the Corporation has an unrealized gain, fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At December 31, 2005, these collateral agreements covered 99.8% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At December 31, 2005, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $234 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $167

74  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer.
Derivative contracts are valued using observable market prices, if available, or cash flow projection models acquired from third parties. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage banking loan commitment is based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The change in fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices. The probability that the loan will fund is derived from the Corporation’s own historical empirical data. The change in value of the underlying mortgage loan is measured from the commitment date. At the time of issuance, the estimated fair value of the commitment is zero. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2005 and 2004.
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
During 2005, 2004, and 2003, the Corporation recognized total net ineffective fair value hedge gains (losses) of $60 million, $(145) million, and $70 million, respectively. Detail of net ineffective hedge gains and losses by hedge strategy are presented in the tables on page 75. Net ineffective hedge gains and losses for mortgage servicing rights and mortgage loans held for sale are included in mortgage banking revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial loans, commercial real estate loans held for sale, and fixed-rate funding products are included in other noninterest income on the income statement. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness.
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
During 2005, 2004, and 2003, the Corporation recognized net ineffective cash flow hedge gains (losses) of $(300) thousand, $300 thousand, and $100 thousand, respectively. These gains (losses) are included in other noninterest income on the income statement. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness.
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2005 and 2004, accumulated other comprehensive income included a deferred after-tax net gain (loss) of $16 million and $(7) million, respectively, related to derivatives used to hedge funding cash flows. See Note 18 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative gain included in accumulated other comprehensive income at December 31, 2005 was projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through July 2008, with $24 million of after-tax net gain expected to be recognized in interest expense within the next year. During 2005, 2004, and 2003, pretax losses of $10 million, $128 million, and $189 million, respectively, were reclassified into interest expense as adjustments to interest payments on variable-rate funding products. In 2005, a pretax gain of $8 million was reclassified from other comprehensive income to other noninterest expense as a component of the net gain on the extinguishment of certain variable-rate secured debt financings collateralized by automobile leases. In 2004, a pretax loss of $4 million was reclassified from accumulated other comprehensive income into other noninterest income for cash flow hedges that were discontinued because the forecasted debt issuances originally contemplated were not probable of occurring. There were no gains or losses reclassified into earnings during 2003 arising from the determination that the original forecasted transaction would not occur.

ANNUAL REPORT 2005  75

________________________________________________________________________________

Summary information regarding the interest rate derivatives portfolio used for interest rate risk management purposes and designated as accounting hedges under SFAS 133 at December 31, 2005 and 2004 follows:

	December 31, 2005

				Net
		Derivative

				Ineffective
	Notional			Hedge Gains
(In Millions)	Amount	Asset	Liability	(Losses)(a)

Fair Value Hedges
Loans
Receive-fixed interest rate swaps	$121	$1.5	$.1
Receive-fixed interest rate swaptions sold	—	—	—
Pay-fixed interest rate swaps	3,864	49.4	38.5
Pay-fixed interest rate swaptions sold	50	—	.5
Interest rate caps sold	210	—	.1
Interest rate floors sold	260	—	.4
Interest rate futures purchased	3,146	—	—
Interest rate futures sold	3,614	—	—

Total	11,265	50.9	39.6	$21.9

Mortgage loans held for sale
Forward commitments to sell mortgage loans and mortgage-backed securities	2,670	1.3	20.5
Receive-fixed interest rate swaps	2,090	20.5	36.3
Pay-fixed interest rate swaps	550	—	15.8
Pay-fixed interest rate swaptions purchased	500	3.7	—
Pay-fixed interest rate swaptions sold	—	—	—
Interest rate caps purchased	2,000	7.3	—
Interest rate futures purchased	75	—	—

Total	7,885	32.8	72.6	6.7

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	13	—	.4	—

Mortgage servicing rights
Forward commitments to purchase mortgage loans and mortgage-backed securities	6,965	44.0	—
Receive-fixed interest rate swaps	11,810	79.9	217.4
Receive-fixed interest rate swaptions purchased	4,050	40.2	—
Receive-fixed interest rate swaptions sold	500	—	—
Pay-fixed interest rate swaps	2,000	—	3.6
Pay-fixed interest rate swaptions purchased	15,450	53.4	—
Pay-fixed interest rate swaptions sold	265	—	1.7
Principal-only interest rate swaps	864	5.5	—
Options to purchase mortgage-backed securities	—	1.5	—
Interest rate caps purchased	24,450	37.2	—
Interest rate caps sold	3,000	—	—
Interest rate floors purchased	500	4.6	—
Interest rate futures purchased	720	—	—

Total	70,574	266.3	222.7	30.5

Funding
Receive-fixed interest rate swaps	8,069	160.3	118.4
Callable receive-fixed interest rate swaps	2,780	1.2	85.1

Total	10,849	161.5	203.5	.5

Total derivatives used in fair value hedges	100,586	511.5	538.8	59.6

Cash Flow Hedges
Funding
Receive-fixed interest rate swaps	—	—	—
Pay-fixed interest rate swaps	275	4.6	—
Interest rate caps purchased	4,800	18.9	—

Total	5,075	23.5	—	(.3)

Total derivatives used in cash flow hedges	5,075	23.5	—	(.3)

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$105,661	$535.0	$538.8	$59.3

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2004				2003

				Net	Net
				Ineffective	Ineffective
		Derivative

				Hedge	Hedge
	Notional			Gains	Gains
(In Millions)	Amount	Asset	Liability	(Losses)(a)	(Losses)(a)

Fair Value Hedges
Loans
Receive-fixed interest rate swaps	$68	$2.1	$.1
Receive-fixed interest rate swaptions sold	25	—	—
Pay-fixed interest rate swaps	3,492	13.3	104.2
Pay-fixed interest rate swaptions sold	175	—	3.5
Interest rate caps sold	640	—	.3
Interest rate floors sold	260	—	3.2
Interest rate futures purchased	2,070	—	—
Interest rate futures sold	3,306	—	—

Total	10,036	15.4	111.3	$30.6	$28.3

Mortgage loans held for sale
Forward commitments to sell mortgage loans and mortgage-backed securities	6,565	7.5	—
Receive-fixed interest rate swaps	410	16.6	1.6
Pay-fixed interest rate swaps	550	—	28.2
Pay-fixed interest rate swaptions purchased	500	2.2	—
Pay-fixed interest rate swaptions sold	250	—	4.6
Interest rate caps purchased	5,000	19.5	—
Interest rate futures purchased	1,335	—	—

Total	14,610	45.8	34.4	(50.5)	—

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	—	—	—	—	—

Mortgage servicing rights
Forward commitments to purchase mortgage loans and mortgage-backed securities	8,157	—	18.7
Receive-fixed interest rate swaps	7,755	187.0	77.0
Receive-fixed interest rate swaptions purchased	1,492	14.5	—
Receive-fixed interest rate swaptions sold	497	—	2.3
Pay-fixed interest rate swaps	200	—	23.3
Pay-fixed interest rate swaptions purchased	6,150	20.0	—
Pay-fixed interest rate swaptions sold	635	—	8.5
Principal-only interest rate swaps	903	—	15.3
Options to purchase mortgage-backed securities	—	—	—
Interest rate caps purchased	28,900	30.7	—
Interest rate caps sold	2,984	—	1.9
Interest rate floors purchased	1,492	1.4	—
Interest rate futures purchased	—	—	—

Total	59,165	253.6	147.0	(125.7)	41.6

Funding
Receive-fixed interest rate swaps	6,802	265.6	68.1
Callable receive-fixed interest rate swaps	2,893	11.9	52.4

Total	9,695	277.5	120.5	.2	—

Total derivatives used in fair value hedges	93,506	592.3	413.2	(145.4)	69.9

Cash Flow Hedges
Funding
Receive-fixed interest rate swaps	152	2.6	—
Pay-fixed interest rate swaps	8,102	38.4	17.2
Interest rate caps purchased	4,860	17.6	—

Total	13,114	58.6	17.2	.3	.1

Total derivatives used in cash flow hedges	13,114	58.6	17.2	.3	.1

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$106,620	$650.9	$430.4	$(145.1)	$70.0

(a)	Represents net ineffective hedge gains (losses) on hedging strategy for the year.

76  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Derivative Activities: The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. Those derivatives include swaps, futures, options, and forwards used for interest rate and other risk management purposes, as well as mortgage banking loan commitments defined as derivatives under SFAS 133, and derivatives executed with commercial banking customers, primarily interest rate swaps and options, to facilitate their interest rate risk management strategies. Price risk associated with mortgage banking loan commitments is managed primarily through the use of other derivative instruments, such as forward sales of mortgage loans and mortgage-backed securities. Because mortgage banking loan commitments are defined as derivative instruments under SFAS 133, the associated derivative instruments used for risk management do not qualify for hedge accounting under SFAS 133. The Corporation generally does not enter into derivative transactions for purely speculative purposes. Gains and losses on mortgage banking-related derivative financial instruments are included in mortgage banking revenue on the income statement, while gains and losses on other derivative financial instruments are included in other noninterest income. A summary of derivative financial instruments not in SFAS 133 hedge relationships by type of activity follows:

	As of
	December 31		For the Calendar Year

	Net Derivative
	Asset
	(Liability)		Net Gains (Losses)

(In Millions)	2005	2004	2005	2004	2003

Other derivative instruments
Mortgage banking-related:
Mortgage servicing right risk management	$(6.4)	$12.7	$166.1	$618.9	$133.7
Mortgage loan commitments and mortgage loan risk management	(9.0)	4.5	51.4	136.9	(24.3)

Total mortgage banking-related	(15.4)	17.2	217.5	755.8	109.4

Customer risk management	23.5	13.7	17.4	12.1	11.5
Other	30.3	37.3	24.9	29.8	60.6

Total other	53.8	51.0	42.3	41.9	72.1

Total other derivative instruments	$38.4	$68.2	$259.8	$797.7	$181.5

25.	Fair Value of Financial Instruments
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
The following table presents the estimates of fair value of financial instruments at December 31, 2005 and 2004. Excluded are certain items not defined as financial instruments, including nonfinancial assets and intangibles, as well as certain liabilities such as obligations for pension and other postretirement benefits, deferred compensation arrangements, and leases. Accordingly, the aggregate fair value amounts presented do not purport to represent the fair value of the Corporation.

	2005		2004

	Carrying		Carrying	Fair
(In Millions)	Value	Fair Value	Value	Value

Financial Assets
Cash and cash equivalents	$6,060	$6,060	$5,540	$5,540
Loans held for sale or securitization	9,667	9,696	12,430	12,445
Loans, net of allowance for loan losses	104,945	105,722	99,083	103,315
Securities	7,875	7,875	8,765	8,765
Derivative assets	773	773	886	886
Other	1,212	1,212	1,184	1,184

Financial Liabilities
Deposits	$(83,986)	$(79,449)	$(85,955)	$(81,547)
Short-term borrowings	(10,017)	(10,025)	(7,928)	(7,932)
Long-term debt	(30,969)	(31,244)	(28,696)	(28,875)
Derivative liabilities	(738)	(738)	(597)	(597)
Other	(369)	(369)	(353)	(353)

Other Financial Instruments
Commitments to extend credit	(99)	(99)	(116)	(116)
Standby and commercial letters of credit	(45)	(45)	(49)	(49)

ANNUAL REPORT 2005  77

________________________________________________________________________________

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
Loans and Loans Held for Sale or Securitization: The fair values of portfolio loans, commercial, commercial real estate, and credit card loans held for sale or securitization are estimated using an option-adjusted discounted cash flow model that discounts future cash flows using recent market interest rates, market volatility, and credit spread assumptions. The fair values of mortgage loans held for sale are based either upon observable market prices or prices obtained from third parties.
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
Long-Term Debt: The fair values of long-term borrowings are estimated using an option-adjusted discounted cash flow model that incorporates the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.
Other Financial Instruments: The amounts shown under carrying value represent the Corporation’s estimated obligations under these off-balance sheet financial instruments. These estimated obligations consist of deferred fees and expected loss contingencies associated with the financial instruments. The carrying value of these instruments approximates their fair values.
26. Line of Business Results
At December 31, 2005, National City operated five major lines of business: Consumer and Small Business Financial Services, Wholesale Banking, National City Mortgage, National Consumer Finance, and Asset Management. A sixth business line, National Processing, was sold in October 2004.
Consumer and Small Business Financial Services (CSB) provides banking services to consumers and small businesses within National City’s seven-state footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, CSB’s activities also include small business banking services, dealer finance, education finance, retail brokerage, and lending-related insurance services. In late 2005, the Corporation announced its decision to exit the indirect automobile business. No new originations of indirect automobile loans will occur going forward. Consumer lending products include home equity, automobile floorplan, marine, and recreational vehicle installment loans, government or privately guaranteed student loans, and credit cards and other unsecured personal and small business lines of credit. Major revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees. CSB’s expenses are mainly personnel and branch network support costs.
Wholesale Banking provides credit-related and treasury management services, as well as capital markets and international services, to large- and medium-sized corporations. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, structured finance, syndicated lending, equity and mezzanine capital, treasury management, and international payment and clearing services. A major source of revenue is from companies with annual sales in the $5 million to $500 million range across a diverse group of industries, generally within National City’s seven-state footprint. Expenses include personnel and support costs, in addition to credit costs.
National City Mortgage (NCM) primarily originates conventional residential mortgage and home equity loans both within National City’s banking footprint and nationally. NCM’s activities also include servicing mortgage loans for third-party investors. Mortgage loans originated by NCM generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During 2005, approximately 44% of NCM mortgage loans were originated through wholesale and correspondent channels, while 56% were originated through retail mortgage branches operated by NCM nationally, or through CSB bank branches within National City’s banking footprint. During 2004, approximately 50% of NCM mortgage loans were originated through the wholesale and correspondent channels, with the remaining 50% being originated through the retail network. Significant revenue streams for NCM include net interest income on loans held for sale and fee income related to the origination, sale, and servicing of loans. Expenses include personnel costs, branch office costs, third-party outsourcing, and loan collection expenses.
National Consumer Finance (NCF) is comprised of four business units involved in the origination and servicing of home equity loans and nonconforming residential mortgage loans. Loans are originated nationally through

78  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
correspondent relationships and a network of brokers. Nonconforming mortgage loans are originated by First Franklin Financial Corporation (First Franklin), a business unit within NCF, principally through wholesale channels, including a national network of brokers and mortgage bankers. During 2005, 28% of First Franklin originated loans were retained in portfolio at NCF’s National City Home Loan Services (NCHLS) business unit compared to approximately 33% for 2004. During 2005, 79% of the First Franklin loans sold were sold with servicing retained versus 10% of loans sold servicing retained in 2004. The NCHLS unit also services loans for others. The percentage of loans sold versus retained in any given period will vary depending on product mix and market conditions. Nonconforming mortgages are generally not readily saleable to primary mortgage market aggregators due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. The National Home Equity business unit within NCF originates, primarily through brokers, prime-quality home equity loans outside National City’s banking footprint. Historically, all of these loans were held in portfolio, but in late 2005, some of these loans were sold. The National City Warehouse Resources business unit within NCF provides emerging mortgage bankers across the country with lines of credit for loan funding purposes. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination, sale and servicing of loans. Expenses include personnel costs, branch office costs, and loan servicing and collection expenses.
The Asset Management business includes both institutional asset and personal wealth management. Institutional asset management services are provided by two business units – Allegiant Asset Management Group and Allegiant Asset Management Company. These business units provide investment management, custody, retirement planning services, and other corporate trust services to institutional clients, and act as the investment advisor for the Allegiant® mutual funds (formerly the Armada® mutual funds). The clients served include publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City’s banking footprint and generally complementing its corporate banking relationships. Personal wealth management services are provided by two business units – Private Client Group and Sterling. Products and services include private banking services and tailored credit solutions, customized investment management services, brokerage, estate and tax planning, as well as trust management and administration for affluent individuals and families. Sterling offers financial management services and alternative investments for high net worth clients.
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
The business units are identified by the product or services offered and the channel through which the product or service is delivered. The reported results attempt to reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units’ assets and liabilities are match-funded and interest rate risk is centrally managed as part of investment funding activities. Asset securitizations are also considered funding activities and the effects of such securitizations are generally included within the Parent and Other category. Loans sold through securitizations continue to be reflected as owned by the business unit that manages those assets. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations. Parent and Other is primarily comprised of the results of investment funding activities, intersegment revenue and expense eliminations, and unallocated corporate income and expense. The intersegment revenue and expense amounts presented in the tables relate to either services provided or asset sales between the operating segments. The amounts do not include reimbursements related to expense allocations and the effects of centrally managing interest rate risk. The accounting policies of the individual business units are the same as those of the Corporation. Prior period amounts have been restated to conform with the current period’s presentation.

ANNUAL REPORT 2005  79

________________________________________________________________________________

Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business follows:

	Consumer and			National
	Small Business	Wholesale	National City	Consumer	Asset	National
(In Thousands)	Financial Services	Banking	Mortgage	Finance	Management	Processing

2005
Net interest income (expense)(a)	$2,136,207	$1,428,908	$365,050	$1,165,982	$118,292	$—
Provision (benefit) for credit losses	321,697	(26,038)	37,435	27,138	7,635	—

Net interest income (expense) after provision	1,814,510	1,454,946	327,615	1,138,844	110,657	—
Noninterest income	1,108,664	603,223	866,718	303,504	343,984	—
Noninterest expense	1,784,239	818,763	758,884	542,861	326,398	—

Income (loss) before taxes	1,138,935	1,239,406	435,449	899,487	128,243	—
Income tax expense (benefit)(a)	439,755	469,222	151,449	340,006	48,476	—

Net income (loss)	$699,180	$770,184	$284,000	$559,481	$79,767	$—

Intersegment revenue (expense)	$(3,332)	$29,214	$57,466	$(38,186)	$6,049	$—
Average assets (in millions)	32,042	43,549	14,528	37,557	3,433	—

2004
Net interest income (expense)(a)	$2,050,108	$1,246,849	$549,127	$1,088,169	$111,851	$3,500
Provision (benefit) for credit losses	299,673	51,033	12,036	44,536	4,165	—

Net interest income (expense) after provision	1,750,435	1,195,816	537,091	1,043,633	107,686	3,500
Noninterest income	977,200	503,996	856,333	435,780	413,493	409,755
Noninterest expense	1,631,870	644,618	680,726	452,860	307,400	357,018

Income (loss) before taxes	1,095,765	1,055,194	712,698	1,026,553	213,779	56,237
Income tax expense (benefit)(a)	419,034	392,981	270,774	388,037	80,809	22,244

Net income (loss)	$676,731	$662,213	$441,924	$638,516	$132,970	$33,993

Intersegment revenue (expense)	$(3,434)	$19,544	$58,263	$(27,322)	$4,850	$4,840
Average assets (in millions)	29,450	35,326	16,009	28,954	3,088	569

2003
Net interest income (expense)(a)	$1,953,439	$1,048,640	$1,096,617	$754,805	$102,859	$3,251
Provision (benefit) for credit losses	307,327	340,716	5,764	60,867	7,635	—

Net interest income (expense) after provision	1,646,112	707,924	1,090,853	693,938	95,224	3,251
Noninterest income	707,884	331,549	1,247,988	286,838	341,246	479,875
Noninterest expense	1,365,731	513,245	779,543	306,880	286,209	402,044

Income (loss) before taxes	988,265	526,228	1,559,298	673,896	150,261	81,082
Income tax expense (benefit)(a)	373,564	197,188	620,179	254,733	56,798	32,321

Net income (loss)	$614,701	$329,040	$939,119	$419,163	$93,463	$48,761

Intersegment revenue (expense)	$(3,664)	$20,542	$48,136	$(22,284)	$6,004	$5,435
Average assets (in millions)	26,355	30,679	28,371	19,423	2,896	622

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Parent
	and	Consolidated
(In Thousands)	Other(b)	Total

2005
Net interest income (expense)(a)	$(487,965)	$4,726,474
Provision (benefit) for credit losses	(84,273)	283,594

Net interest income (expense) after provision	(403,692)	4,442,880
Noninterest income	78,226	3,304,319
Noninterest expense	524,165	4,755,310

Income (loss) before taxes	(849,631)	2,991,889
Income tax expense (benefit)(a)	(442,248)	1,006,660

Net income (loss)	$(407,383)	$1,985,229

Intersegment revenue (expense)	$(51,211)	$—
Average assets (in millions)	10,447	141,556

2004
Net interest income (expense)(a)	$(589,277)	$4,460,327
Provision (benefit) for credit losses	(88,171)	323,272

Net interest income (expense) after provision	(501,106)	4,137,055
Noninterest income	843,624	4,440,181
Noninterest expense	397,145	4,471,637

Income (loss) before taxes	(54,627)	4,105,599
Income tax expense (benefit)(a)	(248,214)	1,325,665

Net income (loss)	$193,587	$2,779,934

Intersegment revenue (expense)	$(56,741)	$—
Average assets (in millions)	11,007	124,403

2003
Net interest income (expense)(a)	$(595,857)	$4,363,754
Provision (benefit) for credit losses	(83,891)	638,418

Net interest income (expense) after provision	(511,966)	3,725,336
Noninterest income	197,691	3,593,071
Noninterest expense	399,649	4,053,301

Income (loss) before taxes	(713,924)	3,265,106
Income tax expense (benefit)(a)	(386,741)	1,148,042

Net income (loss)	$(327,183)	$2,117,064

Intersegment revenue (expense)	$(54,169)	$—
Average assets (in millions)	10,179	118,525

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.

(b)	Includes gain on sale of National Processing of $486,822 after tax in 2004.

80  ANNUAL REPORT 2005

________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
27. Financial Holding Company
Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:
Balance Sheets

	December 31

(In Thousands)	2005	2004

Assets
Cash and demand balances due from banks	$509,001	$91,495
Loans to and receivables from subsidiaries	988,695	747,581
Securities	337,882	409,503
Other investments	238,655	77,027
Investments in:
Subsidiary banks	12,901,087	13,557,393
Nonbank subsidiaries	394,523	369,184
Goodwill	121,865	109,096
Derivative assets	90,655	118,857
Other assets	728,260	704,760

Total Assets	$16,310,623	$16,184,896

Liabilities and Stockholders’ Equity
Long-term debt	$2,330,416	$1,913,946
Borrowed funds from subsidiaries	473,522	604,629
Derivative liabilities	34,540	16,933
Accrued expenses and other liabilities	859,274	845,859

Total liabilities	3,697,752	3,381,367
Stockholders’ equity	12,612,871	12,803,529

Total Liabilities and Stockholders’ Equity	$16,310,623	$16,184,896

Securities and other investments totaling $109 million at December 31, 2005 were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance includes the junior subordinated debt securities payable to the wholly owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $452 million at December 31, 2005. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $1.05 billion at December 31, 2005. Additionally, the holding company guarantees National City Bank of Kentucky’s financial obligation under this subsidiary’s membership with Visa® up to $600 million and MasterCard® up to $400 million. Refer to Note 21 for further discussion of contingent liabilities and guarantees related to the Corporation’s former merchant card processing business.
Statements of Income

	For the Calendar Year

(In Thousands)	2005	2004	2003

Income
Dividends from:
Subsidiary banks	$1,225,000	$2,150,000	$1,262,810
Nonbank subsidiaries	11,411	6,061	10,000
Interest on loans to subsidiaries	47,463	17,272	1,471
Interest and dividends on securities	14,651	8,744	8,208
Securities gains, net	20,481	3,609	40,575
Gain on sale of National Processing	—	714,195	—
Other income	51,542	27,616	33,272

Total Income	1,370,548	2,927,497	1,356,336

Expense
Interest on debt and other borrowings	121,793	81,974	97,242
Other expense	124,971	100,070	118,749

Total Expense	246,764	182,044	215,991

Income before taxes and equity in undistributed net income of subsidiaries	1,123,784	2,745,453	1,140,345
Income tax (benefit) expense	(32,964)	92,316	(25,746)

Income before equity in undistributed net income of subsidiaries	1,156,748	2,653,137	1,166,091
Equity in undistributed net income of subsidiaries	828,481	126,797	950,973

Net Income	$1,985,229	$2,779,934	$2,117,064

ANNUAL REPORT 2005  81

________________________________________________________________________________

Statements of Cash Flows

	For the Calendar Year

	2005	2004	2003
(In Thousands)

Operating Activities
Net income	$1,985,229	$2,779,934	$2,117,064
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(828,481)	(126,797)	(950,973)
Gain on sale of operating units	(16,001)	(714,195)	—
Depreciation and amortization of properties and equipment	2,691	2,288	1,263
Decrease (increase) in receivables from subsidiaries	43,886	324,214	(351,238)
Securities gains, net	(20,481)	(3,609)	(40,575)
Other losses (gains), net	35,716	(3,273)	20,614
Amortization of premiums and discounts on securities and debt	(9,510)	(6,738)	(795)
(Decrease) increase in accrued expenses and other liabilities	(7,751)	167,448	2,560
Other, net	(2,291)	(3,454)	(33,573)

Net cash provided by operating activities	1,183,007	2,415,818	764,347

Investing Activities
Proceeds from sale of operating units	30,226	1,180,120	—
Purchases of securities	(305,160)	(363,917)	(484,371)
Proceeds from sales and maturities of securities	339,822	159,245	569,726
Net (increase) decrease in other investments	(161,628)	455,935	76,729
Principal collected on loans to subsidiaries	750,000	690,000	1,177,334
Loans to subsidiaries	(1,035,000)	(1,089,000)	(606,000)
Investments in subsidiaries	(75,525)	(969,547)	(50,857)
Returns of investment from subsidiaries	1,436,071	259,454	300,000
Net (increase) decrease in properties and equipment	—	(13,521)	10,840
Cash paid for acquisitions, net of cash acquired	—	(190,756)	—

Net cash provided by investing activities	978,806	118,013	993,401

Financing Activities
Net decrease in borrowed funds	—	(46,562)	(1,020,000)
Issuance of debt	698,875	200,000	300,000
Repayment of debt	(366,860)	(749,558)	(880)
Dividends paid	(923,993)	(861,139)	(764,817)
Issuances of common stock	339,374	345,873	170,477
Repurchases of common stock	(1,491,703)	(1,468,752)	(352,617)

Net cash used in financing activities	(1,744,307)	(2,580,138)	(1,667,837)

Increase (decrease) in cash and demand balances due from banks	417,506	(46,307)	89,911
Cash and demand balances due from banks, January 1	91,495	137,802	47,891

Cash and Demand Balances Due from Banks, December 31	$509,001	$91,495	$137,802

Supplemental Information
Cash paid for interest	$118,555	$101,442	$92,916
Noncash transactions:
Carrying value of securities donated to National City Charitable Foundation	24,179	422	25,007
Common shares, preferred shares, and stock options issued for acquisitions	(10,842)	2,643,431	—

Retained earnings of the holding company included $7.8 billion and $7.0 billion of equity in undistributed net income of subsidiaries at December 31, 2005 and 2004, respectively.

82  ANNUAL REPORT 2005

________________________________________________________________________________

FORM 10-K
The Annual Report includes the materials required in Form 10-K filed with the United States Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient, and comprehensive information on 2005 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation’s Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the United States Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from        to
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
8.375% Senior Notes Due 2032

(Title of Class)
New York Stock Exchange

(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES  ✓     NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES           NO  ✓
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ✓     NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer  ✓     Accelerated filer        Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES           NO  ✓
The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2005, determined using a per share closing price on that date of $34.12, as quoted on the New York Stock Exchange, was $20,316,181,910.
The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2005:
    Common Stock, $4.00 Per Share – 615,047,663
Documents Incorporated By Reference:
Portions of the registrant’s Proxy Statement (to be dated approximately March 8, 2006) are incorporated by reference into Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions; and Item 14. Principal Accounting Fees and Services, of Part III.

ANNUAL REPORT 2005  83

________________________________________________________________________________

Form 10-K Cross Reference Index

Pages

Part I
Item 1 –	Business
Description of Business		9, 41, 50-51, 84-85
Average Balance Sheets/Interest/Rates		10-12
Volume and Rate Variance Analysis		12
Securities		21, 57-58
Loans		18-21, 55-57
Risk Elements of Loan Portfolio		22-25, 55-57
Interest Bearing Liabilities		10-12,21-22,62-64
Line of Business Results		16-17, 77-79
Financial Ratios		34
Item 1A –	Risk Factors	85
Item 1B –	Unresolved Staff Comments - None
Item 2 –	Properties	85
Item 3 –	Legal Proceedings	67-70, 85
Item 4 –	Submission of Matters to a Vote of Security Holders - None

Part II
Item 5 –	Market for Registrant’s Common Equity, Related Stockholder
	Matters, and Issuer Purchases of	22, 26-27, 33, 70-71
	Equity Securities – Note (1)	inside back cover
Item 6 –	Selected Financial Data	34
Item 7 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-32
Item 7A –	Quantitative and Qualitative
	Disclosures About Market Risk	25-26
Item 8 –	Financial Statements and Supplementary Data	32-33, 35-81
Item 9 –	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None
Item 9A –	Controls and Procedures	35, 36, 86
Item 9B –	Other Information – Note (2)

Part III
Item 10 –	Directors and Executive Officers of the Registrant:
Directors - Note (3)
	Executive Officers	85-86
Audit Committee Financial Expert - Note (3)
Identification of the Audit Committee - Note (3)
Changes to Director Nominating Procedures - None
Compliance with Section 16(a) of the Securities Exchange Act - Note (3)
Code of Ethics - Note (3)
Item 11 –	Executive Compensation - Note (3)
Item 12 –	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Note (3)
	Equity Compensation Plan Table	71
Item 13 –	Certain Relationships and Related Transactions - Note (3)
Item 14 –	Principal Accounting Fees and Services - Note (3)

Part IV
Item 15 –	Exhibits, Financial Statement Schedules	83
	Report on Consolidated Financial Statements of Ernst & Young LLP, Independent Registered Public Accounting Firm	36
	Consolidated Financial Statements	37-81
Signatures		87
Certifications of Chief Executive Officer		87
Certifications of Chief Financial Officer		88

The index of exhibits and any exhibits filed as part of the 2005 Form 10-K are accessible at no cost on the Corporation’s Web site at NationalCity.com or through the United States Securities and Exchange Commission’s Web site at www.sec.gov. Copies of exhibits may also be requested at a cost of 30 cents per page from National City’s investor relations department.
Financial Statement Schedules – Omitted due to inapplicability or because required information is shown in the consolidated financial statements or the notes thereto.

Note (1) –	Recent Sales of Unregistered Securities — A total of 75,758 common shares were issued in consideration of a settlement and release agreement entered into as of November 4, 2005 between National City Corporation and First Banks, Inc. These shares were valued at the closing price on October 17, 2005 of $33.00 per share. The shares are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the 1933 Act and the provisions of Rule 506 of Regulation D under the 1933 Act and based on reliance of First Banks’ representation and warranty that it is an “accredited investor,” as that term is defined in Rule 501 of Regulation D, and other representations and warranties required under Regulation D.

Note (2) –	On February 6, 2006, the Corporation entered into an amended Severance Agreement, in the form of the agreement referenced in exhibit 10.10 to this Form 10-K, with Daniel J. Frate, an executive vice president of the Corporation. The agreement provides for certain benefits for senior executives in the event of a change in control and allows a senior executive to terminate employment with the Corporation or any subsidiary for any reason, or without reason, during the 30-day period immediately following the first anniversary of the first occurrence of a change in control with the right to the severance compensation provided for in the agreement.

Note (3) –	Incorporated by reference from the Corporation’s Proxy Statement to be dated approximately March 8, 2006.

84  ANNUAL REPORT 2005

________________________________________________________________________________

FORM 10-K (Continued)
Business
National City Corporation (National City or the Corporation), founded in 1845, is a $142.4 billion in assets financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive distribution network in Ohio, Illinois, Indiana, Kentucky, Michigan, Missouri, and Pennsylvania, and also conducts selected consumer lending businesses and other financial services on a nationwide basis. Its primary businesses include commercial and retail banking, consumer finance, asset management, and mortgage financing and servicing. Operations are primarily conducted through more than 1,200 branch banking offices located within National City’s seven-state footprint and over 540 retail and wholesale mortgage offices located throughout the United States. National City and its subsidiaries had 34,270 full-time-equivalent employees at December 31, 2005.
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
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The Corporation is also subject to New York Stock Exchange corporate governance rules.
As directed by Section 302(a) of Sarbanes-Oxley, National City’s chief executive officer and chief financial officer are each required to certify that National City’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of National City’s internal controls; they have made certain disclosures to National City’s auditors and the audit committee of the Board of Directors about National City’s internal controls; and they have included information in National City’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in National City’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.
The Board of Directors of National City has approved a series of actions to strengthen and improve corporate governance practices including a new Code of Ethics, a Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and new charters for the Audit, Compensation, and Nominating and Board of Directors’ Governance Committees. More information on National City Corporation’s corporate governance practices is available on the National City Web site at NationalCity.com.
The enactment of the Graham-Leach-Bliley Act of 1999 (the GLB Act) removed large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company’s separately regulated subsidiaries is conducted by their primary functional regulator. The GLB Act requires “satisfactory” or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. National City and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.
A substantial portion of the Corporation’s cash is derived from dividends paid by its subsidiary banks. These dividends are subject to various legal and regulatory restrictions as summarized in Note 17 to the Corporation’s consolidated financial statements.
The subsidiary banks are subject to the provisions of the National Bank Act, are under the supervision of, and are subject to periodic examination by, the Comptroller of the Currency (the OCC), are subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (FDIC).
National City’s subsidiary banks are also subject to certain laws of each state in which such bank is located. Such state laws may restrict branching of banks within the state and acquisition or merger involving banks located in other states. Ohio, Illinois, Indiana, Kentucky, Michigan, Missouri, and Pennsylvania have all adopted nationwide reciprocal interstate banking.
The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provided that a holding company’s con-

ANNUAL REPORT 2005  85

________________________________________________________________________________

trolled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.
The monetary policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have a significant effect on the operating results of banks and holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of National City and its subsidiaries cannot be predicted.
Risk Factors
Investments in National City common stock involve risk.
The market price of National City common stock may fluctuate significantly in response to a number of factors, including:

•	changes in securities analysts’ estimates of financial performance

•	volatility of stock market prices and volumes

•	rumors or erroneous information

•	changes in market valuations of similar companies

•	changes in interest rates

•	new developments in the banking industry

•	variations in quarterly or annual operating results

•	new litigation or changes in existing litigation

•	regulatory actions

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies
If National City does not adjust to changes in the financial services industry, its financial performance may suffer.
National City’s ability to maintain its history of strong financial performance and return on investment to shareholders will depend in part on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors include securities dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.
Future governmental regulation and legislation could limit growth.
National City and its subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern nearly every aspect of its operations. Changes to these laws could affect National City’s ability to deliver or expand its services and diminish the value of its business.
Changes in interest rates could reduce income and cash flow.
National City’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Interest rates are beyond National City’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits.
Additional risks and uncertainties could have a negative effect on financial performance.
Additional factors could have a negative effect on the financial performance of National City and National City common stock. Some of these factors are general economic and financial market conditions, competition, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions, and losses.
Properties
National City owns its corporate headquarters building, National City Center, located in Cleveland, Ohio. The Corporation also owns freestanding operations centers in Columbus, Cincinnati, and Cleveland, Ohio, and Kalamazoo and Royal Oak, Michigan. Certain of National City’s significant subsidiaries occupy their headquarters offices under long-term leases. The Corporation also leases operations centers in Cleveland and Miamisburg, Ohio, Pittsburgh, Pennsylvania, and Chicago, Illinois. Branch office locations are variously owned or leased.
Legal Proceedings
The information contained in Note 21 to the consolidated financial statements of this Annual Report is incorporated herein by reference.
Executive Officers
The Executive Officers of National City (as of February 3, 2006) are as follows:

Name	Age	Position

David A. Daberko	60	Chairman and Chief Executive Officer
Jeffrey D. Kelly	52	Vice Chairman and Chief Financial Officer
William E. MacDonald III	59	Vice Chairman
Peter E. Raskind	49	Vice Chairman
James R. Bell III	49	Executive Vice President
Daniel J. Frate	44	Executive Vice President
John D. Gellhausen	40	Executive Vice President
Paul D. Geraghty	52	Executive Vice President
Jon L. Gorney	55	Executive Vice President
Timothy J. Lathe	50	Executive Vice President
Ted M. Parker	45	Executive Vice President
Richard B. Payne, Jr.	57	Executive Vice President
Philip L. Rice	47	Executive Vice President
Shelley J. Seifert	51	Executive Vice President
David L. Zoeller	56	Executive Vice President, General Counsel, and Secretary
James P. Gulick	47	Senior Vice President and General Auditor
Robert B. Crowl	42	Senior Vice President and Comptroller
Thomas A. Richlovsky	54	Senior Vice President and Treasurer
Jon N. Couture	40	Senior Vice President
Clark H. Khayat	34	Senior Vice President

The term of office for executive officers is one year.
There is no family relationship between any of the executive officers.
Mr. Daberko has been chairman and chief executive officer since 1995.

86  ANNUAL REPORT 2005

________________________________________________________________________________

FORM 10-K (Continued)
Mr. Kelly has been vice chairman since December 2004 and chief financial officer since 2000. He was an executive vice president from 1994 to December 2004.
Mr. MacDonald III has been vice chairman since 2001. Prior to that time, he was a senior executive vice president from 1999 to 2001.
Mr. Raskind has been vice chairman since December 2004. He was an executive vice president from 2000 to December 2004.
Mr. Bell has been an executive vice president since 1996. He has been Chief Risk Officer since April of 2004. From 2000 to 2004, he was head of the Capital Markets Group.
Mr. Frate has been an executive vice president since November 2005. He had been a senior vice president since 2003. Prior to joining National City, he served as president and chief operating officer of Bank One Card Services and president of U.S. Bancorp’s Payment Systems.
Mr. Gellhausen has been an executive vice president since 2002. Prior to that time, he was president and chief operating officer of National City Mortgage Co. from 2000 to 2002.
Mr. Geraghty has been an executive vice president since April 2004. He had been a senior vice president since October 2002. He has been an executive vice president of National City Bank since August 1999.
Mr. Gorney has been an executive vice president since 1993.
Mr. Lathe has been an executive vice president since 2000. He has been chairman and chief executive officer of NatCity Investments, Inc. since August 2004 and chairman and chief executive officer of National City Bank of the Midwest since 2000.
Mr. Parker has been an executive vice president since 2001 and president and chief executive officer for the state of Michigan since December 2005. He was the head of Institutional Asset Management from May 2004 to December 2005 and the president and chief executive officer of National City Bank of Kentucky from 2001 to 2004.
Mr. Payne has been an executive vice president since April of 2004 and has been with National City since July of 2001. Prior to that, Mr. Payne was with First Union Corporation (now Wachovia Corporation) from July 1999 to June 2001.
Mr. Rice has been an executive vice president and president and chief executive officer of National City Bank since 2000.
Ms. Seifert has been an executive vice president since 2000.
Mr. Zoeller has been an executive vice president since 2000. Since 1992, he has been general counsel and secretary.
Mr. Gulick has been senior vice president and general auditor since 1995.
Mr. Crowl has been a senior vice president since October 2004 and has been comptroller since April 2004. He was the Asset/Liability and Securitization manager from November 1998 to April 2004.
Mr. Richlovsky has been senior vice president and treasurer since 1989.
Mr. Couture has been a senior vice president since November 2004 and director of corporate human resources for National City since September 2004. Mr. Couture joined National City in July 2004 and prior to that was senior vice president, human resources at Siemens Business Services Inc. from April 2000 to July 2004.
Mr. Khayat has been a senior vice president since November 2005 and is the head of Corporate Planning. He has been with National City since 2003 and, prior to rejoining National City, he was an engagement manager at McKinsey & Company. Prior to McKinsey and Company, Mr. Khayat was a vice president in NatCity Investments’ Corporate Finance Group.
Controls and Procedures
National City’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2005 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 35 of this Annual Report, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, its system of internal control over financial reporting met those criteria and is effective.
There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

ANNUAL REPORT 2005  87

________________________________________________________________________________

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2006.
National City Corporation

David A. Daberko
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 6, 2006.

David A. Daberko
Chairman and Chief Executive Officer

Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

William E. MacDonald III
Vice Chairman

Peter E. Raskind
Vice Chairman

Thomas A. Richlovsky
Senior Vice President and Treasurer
The Directors of National City Corporation executed a power of attorney appointing David L. Zoeller, Carlton E. Langer, and Thomas A. Richlovsky their attorneys-in-fact, empowering them to sign this report on their behalf.

By David L. Zoeller
Attorney-in-fact
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
Date: February 6, 2006

By:

David A. Daberko
Chairman and Chief Executive Officer

88  ANNUAL REPORT 2005

________________________________________________________________________________

FORM 10-K (Continued)
Sarbanes-Oxley Act Section 906
Pursuant to 18 U.S.C. section 1350, the undersigned officer of National City Corporation (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: February 6, 2006

By:

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
New York Stock Exchange
In accordance with the rules of the New York Stock Exchange, the chief executive officer of National City submitted the required annual Section 303A.12(a) chief executive officer certification to the New York Stock Exchange on May 18, 2005. National City’s Form 10-K for its fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission includes, as exhibits, the certifications of National City’s chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: February 6, 2006

By:

Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer
Sarbanes-Oxley Act Section 906
Pursuant to 18 U.S.C. section 1350, the undersigned officer of National City Corporation (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: February 6, 2006

By:

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

CORPORATE INFORMATION
Corporate Headquarters
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484
216-222-2000
NationalCity.com
Transfer Agent and Registrar
National City Bank
Corporate Trust Operations
Department 5352
P.O. Box 92301
Cleveland, Ohio 44193-0900
Web site: nationalcitystocktransfer.com
E-mail: shareholder.inquiries@nationalcity.com
Stockholders of record may access their accounts via the Internet to review account holdings and transaction history through National City’s StockAccess at ncstockaccess.com. For login assistance or other inquiries, call 800-622-6757.
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
Annual Meeting
The Annual Meeting of Stockholders will be on Tuesday, April 25, 2006 at 10 a.m. Eastern time National City Corporation National City Center 1900 East Ninth Street Cleveland, Ohio 44114-3484
Dividend Reinvestment and Stock Purchase Plan
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
NAIC
National City is a proud sponsor of the National Association of Investors Corporation (NAIC) and participates in its Low-Cost Investment Plan. To receive more information on NAIC, call 248-583-NAIC(6242).
DEBT RATINGS

	Dominion		Moody’s
	Bond Rating	Fitch	Investors	Standard
	Service	Ratings	Service	& Poor’s

National City Corporation		A/B
Commercial Paper	R-1(mid)	F1+	P-1	A-1
Senior Debt	A(high)	AA-	A1	A
Subordinated debt		A+	A2	A-

Bank Subsidiaries		A/B
Short-term certificates of deposit	R-1(mid)	F1+	P-1	A-1
Long -term certificates of Deposit	AA(low)	AA	Aa3	A+
Senior bank notes	AA(low)	AA-	Aa3	A+
Subordinated bank notes		A+	A1	A
COMMON STOCK INFORMATION

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

2005
Dividends Paid	$.35	$.35	$.37	$.37	$1.44
High	37.75	35.30	37.85	35.04	37.85
Low	32.85	32.08	33.37	29.80	29.80
Close	33.50	34.12	33.44	33.57	33.57

2004
Dividends Paid	$.32	$.32	$.35	$.35	$1.34
High	37.10	36.10	39.35	39.66	39.66
Low	32.14	32.60	34.35	36.07	32.14
Close	35.58	35.01	38.62	37.55	37.55

1900 East Ninth Street
Cleveland, Ohio 44114-3484
NationalCity.com
74-0549-00 (Rev. 02/06)

Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).
3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference).
3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.
4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference) related to stockholder rights.
4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
4.4	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.
10.1	National City Corporation 1989 Stock Option Plan (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).
10.2	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).
10.3	National City Corporation 150th Anniversary Stock Option Plan (filed as Exhibit 4 to Registrant’s Form S-8 Registration Statement No. 33-58815 dated April 25, 1995, and incorporated herein by reference).
10.4	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).
10.5	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated July 1, 2002 (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
10.6	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).
10.7	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).
10.8	Central Indiana Bancorp Option Plan effective March 15, 1991 (filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).
10.9	Central Indiana Bancorp 1993 Option Plan effective October 12, 1993 (filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.10	Form of contracts with David A. Daberko, William E. MacDonald III, Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, John D. Gellhausen, James R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert, Daniel J. Frate, Ted M. Parker, Paul D. Geraghty, and Richard B. Payne, Jr. (filed as Exhibit 10.29 to Registrant’s Form S-4 Registration Statement No. 333-45609 dated February 4, 1998, and incorporated herein by reference).
10.11	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).
10.12	Restated First of America Bank Corporation 1987 Stock Option Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 2 [on Form S-8] to Form S-4 Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
10.13	Amended and Restated First of America Bank Corporation Stock Compensation Plan (filed as Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 2 [on Form S-8] to Form S-4 Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
10.14	First of America Bank Corporation Directors Stock Compensation Plan (filed as Exhibit 4.6 to Registrant’s Post-Effective Amendment No. 2 [on Form S-8] to Form S-4 Registration Statement No. 333-46571 dated March 19, 1998, and incorporated herein by reference).
10.15	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.16	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.17	National City Corporation Retention Plan for Executive Officers, Amended and Restated effective January 1, 2005.
10.18	Integra Financial Corporation Employee Stock Option Plan (filed as Exhibit 4.3 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).
10.19	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).
10.20	Integra Financial Corporation Non-Employee Directors Stock Option Plan (filed as Exhibit 4.5 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).
10.21	National City Corporation Amended and Restated Long-Term Incentive Compensation Plan for Senior Officers as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.32 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).
10.22	The National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective February 23, 2004 (filed as Exhibit D to Registrant’s Proxy Statement dated March 11, 2004, and incorporated herein by reference).
10.23	National City Corporation Supplemental Cash Balance Pension Plan as Amended and Restated effective November 1, 2001 (filed as Exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.24	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.25	[Reserved]
10.26	[Reserved]
10.27	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.28	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
10.29	The National City Corporation Deferred Compensation Plan as Amended and Restated effective July 23, 2002 (filed as Exhibit 10.34 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
10.30	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
10.31	Visa® U.S.A. Inc. limited guaranty between National City Corporation and Visa® U.S.A. Inc. dated August 6, 2002 (filed as Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2002, and incorporated herein by reference).
10.32	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.33	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.34	[Reserved]
10.35	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.36	[Reserved]
10.37	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.38	Credit Agreement dated as of April 12, 2001, by and between National City and the banks named therein (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference) and the Assumption Agreement dated June 11, 2002 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
10.39	MasterCard International Incorporated limited guaranty between National City Corporation and MasterCard International Incorporated dated April 30, 2003 (filed as Exhibit 10.39 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).
10.40	The National City Corporation Long-Term Cash and Equity Incentive Plan (filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended September 30, 2005, and incorporated herein by reference).
10.41	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
10.42	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).
10.43	[Reserved]
10.44	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).
10.45	[Reserved]

Exhibit
Number	Exhibit Description

10.46	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).
10.47	Allegiant Bancorp, Inc. 2002 Stock Incentive Plan (filed as Appendix A to Allegiant Bancorp, Inc.’s Proxy Statement for its 2002 Annual Meeting, and incorporated herein by reference).
10.48	Allegiant Bancorp, Inc. 2000 Stock Incentive Plan (filed as Annex A to Allegiant Bancorp, Inc.’s Proxy Statement for its 2000 Annual Meeting, and incorporated herein by reference).
10.49	Provident Financial Group, Inc. 1988 Stock Option Plan (filed as Exhibit 10.18 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.50	Provident Financial Group, Inc. 1996 Non-Executive Officer Stock Option Plan (filed as Exhibit 10.19 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.51	Provident Financial Group, Inc. 1997 Stock Option Plan (filed as Exhibit 10.20 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.52	Provident Financial Group, Inc. 2000 Employee Stock Option Plan (filed as Exhibit 10.21 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.53	Provident Financial Group, Inc. 2002 Outside Directors Stock Option Plan (filed as Exhibit 10.23 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.54	Provident Financial Group, Inc. 1992 Outside Directors Stock Option Plan (filed with Provident Financial Group, Inc.’s Form S-8 Registration Statement No. 33-51230, and incorporated herein by reference).
10.55	[Reserved]
10.56	Provident Financial Group, Inc. Deferred Compensation Plan (filed as Exhibit 10.22 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.57	Provident Financial Group, Inc. Outside Directors Deferred Compensation Plan (filed as Exhibit 10.24 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.58	Provident Financial Group, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.25 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.59	[Reserved]
10.60	National City Corporation 2004 Deferred Compensation Plan (filed as Exhibit 10.60 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
10.61	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
10.62	Amendment No. 6 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001.
10.63	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
10.64	Form of Restricted Stock Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.65	Form of Restricted Stock Agreement used in connection with National City Corporation Management Incentive Plan for Senior Officers (filed as Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).
10.66	Form of Incentive Stock Option Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).
10.67	Form of Non-qualified Stock Option Agreement (filed as Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).
10.68	Form of contracts with Robert B. Crowl and Jon N. Couture (filed as Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).
10.69	Release and Non-competition Agreement between National City Corporation and Jose Armando Ramirez (filed as Exhibit 10.69 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).
10.70	Appendices AS, AT, AU, AV, and AW to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001
11.0	Statement re computation of per share earnings incorporated by reference to Note 19 of the Notes to the Consolidated Financial Statements of this report.
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).
14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).
21.1	Subsidiaries of Registrant.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm for National City Corporation.
24.1	Power of Attorney.
31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated February 6, 2006 for National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated February 6, 2006 for National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated February 6, 2006 for National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated February 6, 2006 for National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.