Form 10-Q
period 2006-03-31
NATIONAL CITY CORP
filed 2006-05-09
CIK 69970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number 1-10074

NATIONAL CITY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of
incorporation or organization)

34-1111088
(I.R.S. Employer
Identification No.)

1900 EAST NINTH STREET
CLEVELAND, OHIO 44114
(Address of principal executive office)

216-222-2000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☑   NO ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer      ☑                          Accelerated filer ☐                      Non-accelerated filer       ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common stock — $4.00 Par Value
Outstanding as of April 30, 2006 — 609,511,351

Quarter Ended March 31, 2006
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED MARCH 31, 2006
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

Page
Part I — Financial Information
Financial Highlights	3
Item 1. Financial Statements:
Consolidated Statements of Income	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Consolidated Statements of Changes in Stockholders’ Equity	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Financial Review	49
Consolidated Average Balance Sheets	72
Daily Average Balances/Net Interest Income/Rates	73
Item 3. Quantitative and Qualitative Disclosures About Market Risk	76
Item 4. Controls and Procedures	76

Part II — Other Information
Item 1. Legal Proceedings	76
Item 1A. Risk Factors	76
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders (None)
Item 5. Other Information (None)
Item 6. Exhibits	77

Signatures	82
EX-10.4 SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
EX-10.13 MGMT INCENT. PLAN FOR SR. EXEC. OFFICERS
EX-10.14 SUPPLEMENTAL CASH PENSION PLAN
EX-10.18 NATCITY DEFFERED COMPENSATION PLAN
EX-10.35 NATCITY 2004 DEFFERED COMPENSATION PLAN
EX-10.47 MANAGEMENT SEVERANCE PLAN
EX-10.48 AMEND TO AGRMT NOT TO COMPETE
EX-10.51 DEFFERED COMPENS. PLAN FOR DANIEL FRATE
EX-12.1 COMP. OF RATIO OF EARN. TO FIXED CHARGES
EX-31.1 302 CEO CERTFICATION
EX-31.2 CFO CERTIFICATION
EX-32.1 906 CEO CERTIFICATION
EX-32.2 906 CFO CERTIFICATION

PART I — FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS

(Dollars In Thousands, Except Per Share Amounts)	2006	2005

For the Three Months Ended March 31
Tax-equivalent net interest income	$1,183,780	$1,156,937
Provision for credit losses	27,043	70,447
Noninterest income	655,647	799,608
Noninterest expense	1,142,312	1,144,766
Income tax expense and tax-equivalent adjustment	211,265	257,190

Net income	$458,807	$484,142

Net income per common share
Basic	$.75	$.75
Diluted	.74	.74
Dividends paid per common share	.37	.35
Return on average common equity	14.91%	15.35%
Return on average assets	1.33	1.42
Net interest margin	3.81	3.78
Efficiency ratio	62.50	58.94
Average equity to average assets	8.94	9.23
Annualized net charge-offs to average portfolio loans	.46	.35
Average shares
Basic	611,910,838	643,004,817
Diluted	619,697,278	652,487,487

At March 31
Assets	$140,231,011	$140,982,293
Portfolio loans	102,269,388	102,932,406
Loans held for sale or securitization	11,778,997	11,638,968
Securities, at fair value	7,609,199	8,085,276
Deposits	81,416,619	80,689,736
Stockholders’ equity	12,622,938	12,643,489

Book value per common share	$20.69	$19.82
Market value per common share	34.90	33.50
Equity to assets	9.00%	8.97%
Allowance for loan losses as a percentage of period-end portfolio loans	.98	1.15
Nonperforming assets to period-end portfolio loans and other nonperforming assets	.63	.56

Common shares outstanding	609,991,042	637,771,299
Full-time equivalent employees	33,848	35,108

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME

	For the Three Months Ended
(Dollars in Thousands, Except Per Share Amounts)	2006	2005

Interest Income
Loans	$2,010,826	$1,619,969
Securities:
Taxable	89,988	89,776
Exempt from Federal income taxes	6,857	8,389
Dividends	1,351	1,577
Federal funds sold and security resale agreements	3,994	2,054
Other investments	32,064	22,151

Total interest income	2,145,080	1,743,916
Interest Expense
Deposits	537,053	312,702
Federal funds borrowed and security repurchase agreements	59,207	37,654
Borrowed funds	22,500	6,498
Long-term debt and capital securities	350,025	237,088

Total interest expense	968,785	593,942

Net Interest Income	1,176,295	1,149,974
Provision for Credit Losses	27,043	70,447

Net interest income after provision for credit losses	1,149,252	1,079,527
Noninterest Income
Loan sale revenue	144,096	198,851
Loan servicing revenue	(44,053)	113,659
Deposit service charges	183,476	160,829
Trust and investment management fees	73,055	73,087
Leasing revenue	60,166	74,071
Card-related fees	35,492	25,752
Brokerage revenue	33,565	39,418
Other	158,134	99,688

Total fees and other income	643,931	785,355
Securities gains, net	11,716	14,253

Total noninterest income	655,647	799,608
Noninterest Expense
Salaries, benefits, and other personnel	640,639	611,465
Equipment	78,798	75,990
Net occupancy	73,490	100,630
Third-party services	78,790	75,049
Leasing expense	43,105	56,575
Marketing and public relations	28,268	28,189
Card processing	6,686	4,847
Other	192,536	192,021

Total noninterest expense	1,142,312	1,144,766

Income before income tax expense	662,587	734,369
Income tax expense	203,780	250,227

Net Income	$458,807	$484,142

Net Income Per Common Share
Basic	$.75	$.75
Diluted	.74	.74
Average Common Shares Outstanding
Basic	611,910,838	643,004,817
Diluted	619,697,278	652,487,487
Dividend declared per common share	$.37	$.35

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31	December 31	March 31
(Dollars in Thousands, Except Per Share Amounts)	2006	2005	2005

Assets
Cash and demand balances due from banks	$3,288,577	$3,707,665	$3,651,704
Federal funds sold and security resale agreements	472,356	301,260	191,985
Securities available for sale, at fair value	7,609,199	7,874,628	8,085,276
Other investments	2,218,936	2,108,622	1,818,145
Loans held for sale or securitization:
Commercial	66,298	10,784	9,000
Commercial real estate	186,951	35,306	741,175
Residential real estate	8,709,827	9,192,282	10,888,793
Home equity lines of credit	2,810,156	—	—
Credit card	—	425,000	—
Student loans	5,765	3,758	—

Total loans held for sale or securitization	11,778,997	9,667,130	11,638,968
Portfolio loans:
Commercial	28,147,700	27,571,913	26,382,505
Commercial construction	3,434,287	3,366,774	2,921,411
Commercial real estate	11,969,954	12,407,576	11,931,676
Residential real estate	32,589,900	32,822,947	30,984,625
Home equity lines of credit	17,599,150	21,438,690	20,130,281
Credit card and other unsecured lines of credit	2,453,129	2,611,679	2,293,615
Other consumer	6,075,268	5,819,144	8,288,293

Total portfolio loans	102,269,388	106,038,723	102,932,406
Allowance for loan losses	(1,001,324)	(1,094,047)	(1,178,824)

Net portfolio loans	101,268,064	104,944,676	101,753,582
Properties and equipment	1,300,488	1,328,903	1,275,620
Equipment leased to others	706,779	696,327	961,814
Other real estate owned	151,376	97,008	90,062
Mortgage servicing rights	2,361,617	2,115,715	1,787,344
Goodwill	3,304,999	3,313,109	3,298,052
Other intangible assets	155,286	168,353	198,459
Derivative assets	642,234	772,918	910,956
Accrued income and other assets	4,972,103	5,300,800	5,320,326

Total Assets	$140,231,011	$142,397,114	$140,982,293

Liabilities
Deposits:
Noninterest bearing	$17,186,781	$17,429,227	$19,200,996
NOW and money market	29,538,292	28,304,007	29,081,000
Savings	2,105,325	2,147,022	2,459,455
Consumer time	21,053,803	20,527,784	17,594,106
Other	6,061,923	6,734,915	5,019,009
Foreign	5,470,495	8,843,036	7,335,170

Total deposits	81,416,619	83,985,991	80,689,736
Federal funds borrowed and security repurchase agreements	5,236,545	6,499,254	7,610,530
Borrowed funds	2,461,246	3,517,537	1,796,793
Long-term debt	33,305,822	30,496,093	32,912,698
Junior subordinated debentures owed to unconsolidated subsidiary trusts	342,864	473,523	599,885
Derivative liabilities	1,004,762	738,343	841,483
Accrued expenses and other liabilities	3,840,215	4,073,502	3,887,679

Total Liabilities	$127,608,073	$129,784,243	$128,338,804

Stockholders’ Equity
Preferred stock	$—	$—	$—
Common stock	2,439,965	2,460,191	2,551,086
Capital surplus	3,709,927	3,681,603	3,682,830
Retained earnings	6,522,324	6,459,212	6,362,731
Accumulated other comprehensive (loss) income	(49,278)	11,865	46,842

Total Stockholders’ Equity	12,622,938	12,612,871	12,643,489

Total Liabilities and Stockholders’ Equity	$140,231,011	$142,397,114	$140,982,293

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
(In Thousands)	2006	2005

Operating Activities
Net income	$458,807	$484,142
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	27,043	70,447
Depreciation and amortization of properties and equipment and equipment leased to others	103,691	113,758
Amortization (accretion) on securities, loans, deposits, and debt obligations	21,925	(39,859)
MSR fair value changes, amortization, and impairment charges and recoveries	(100,292)	(130,283)
Amortization of intangible assets and other servicing assets	23,272	26,941
Derivative losses (gains), net	310,263	(150,049)
Securities gains, net	(11,716)	(14,253)
Gains on loans sold or securitized, net	(93,936)	(69,770)
Other (gains) losses, net	(10,546)	123,099
Originations and purchases of loans held for sale or securitization	(12,649,954)	(18,413,531)
Principal payments on and proceeds from sales of loans held for sale	14,546,668	19,308,703
Net change in trading assets and liabilities	142,435	(78,479)
Excess tax benefit for share based payments	(7,079)	—
Decrease in accrued interest receivable	113,356	2,548
Increase in accrued interest payable	7,258	22,132
Other operating activities, net	8,244	266,699

Net cash provided by operating activities	2,889,439	1,522,245

Lending and Investing Activities
Net increase in federal funds sold, security resale agreements, and other investments	(306,118)	(86,342)
Purchases of available-for-sale securities	(565,115)	(585,577)
Proceeds from sales of available-for-sale securities	455,695	657,675
Proceeds from maturities, calls, and prepayments of available-for-sale securities	310,240	498,728
Net increase in loans	(1,073,293)	(2,444,319)
Proceeds from sales of loans	94,431	77,305
Proceeds from securitizations of loans	425,000	20,567
Net increase in properties and equipment and equipment leased to others	(84,459)	(30,768)
Net cash paid for acquisitions	—	(319,056)

Net cash used in lending and investing activities	(743,619)	(2,211,787)

Deposit and Financing Activities
Net decrease in deposits	(2,542,080)	(5,290,424)
Net (decrease) increase in federal funds borrowed and security repurchase agreements	(1,262,709)	1,718,102
Net decrease in borrowed funds	(1,168,448)	(319,276)
Repayments of long-term debt	(3,053,267)	(1,902,015)
Proceeds from issuances of long-term debt, net	5,859,000	6,885,642
Dividends paid	(230,188)	(228,783)
Issuances of common stock	81,821	139,948
Repurchases of common stock	(256,116)	(493,988)
Excess tax benefit for share based payments	7,079	—

Net cash (used in) provided by deposit and financing activities	(2,564,908)	509,206

Net decrease in cash and demand balances due from banks	(419,088)	(180,336)
Cash and demand balances due from banks, January 1	3,707,665	3,832,040

Cash and Demand Balances Due from Banks, March 31	$3,288,577	$3,651,704

Supplemental Information
Cash paid (received) for:
Interest	$961,527	$571,810
Income taxes	(7,912)	327,738
Noncash items:
Transfers of loans to other real estate	109,543	83,630
Transfers of loans to held for sale	4,467,923	—

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Thousands, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2005	$—	$2,586,999	$3,647,711	$6,468,231	$100,588	$12,803,529
Comprehensive income:
Net income				484,142		484,142
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(84,395)	(84,395)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					30,649	30,649

Total comprehensive income						430,396
Common dividends declared, $.35 per share				(228,390)		(228,390)
Preferred dividends declared, $5.59 per share				(393)		(393)
Issuance of 1,045,174 common shares under stock-based compensation plans		4,576	30,414			34,990
Issuance of 3,801,903 common shares pursuant to exercise of PRIDES forward contracts		15,208	82,137			97,345
Repurchase of 13,924,300 common shares		(55,697)	(77,432)	(360,859)		(493,988)

Balance, March 31, 2005	$—	$2,551,086	$3,682,830	$6,362,731	$46,842	$12,643,489

Balance, January 1, 2006	$—	$2,460,191	$3,681,603	$6,459,212	$11,865	$12,612,871
Comprehensive income:
Net income				458,807		458,807
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(52,777)	(52,777)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					(8,366)	(8,366)

Total comprehensive income						397,664
Cumulative effect of change in accounting for mortgage servicing assets				16,886		16,886
Common dividends declared, $.37 per share				(229,773)		(229,773)
Preferred dividends declared, $5.91 per share				(415)		(415)
Issuance of 2,453,779 common shares under stock-based compensation plans		9,815	72,006			81,821
Repurchase of 7,510,400 common shares		(30,041)	(43,682)	(182,393)		(256,116)

Balance, March 31, 2006	$—	$2,439,965	$3,709,927	$6,522,324	$(49,278)	$12,622,938

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
Use of Estimates: The accounting and reporting policies of National City conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update National City’s 2005 Annual Report on Form 10-K (Form 10-K). These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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
Loans and Leases: Loans that the Corporation has both the intent and ability to hold until maturity or payoff are classified in the balance sheet as portfolio loans. Portfolio loans are carried at the principal amount outstanding net of unearned income, unamortized premiums or discounts, deferred loan fees and costs, and acquisition fair value adjustments, if any. Loans that the Corporation has the intent and ability to sell or securitize are classified as held for sale or securitization. Loans held for sale or securitization are carried at the lower of the carrying amount or fair value applied on an aggregate basis. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations.
When a decision is made to sell or securitize a loan that was not originated or initially acquired with the intent to sell or securitize, the loan is reclassified from portfolio into held for sale or securitization. Such reclassifications may occur, and have occurred in the past, due to a change in strategy in managing the liquidity of the balance sheet, a strategic decision to exit a business line, the maturity of an existing securitization structure, or favorable terms offered in securitization markets. See Note 5 for further information on recent securitization activities.
All conforming residential mortgage loans, and a majority of nonconforming residential mortgage loans, are typically classified as held for sale upon origination based on management’s intent and ability sell these loans. In the first quarter of 2006, management reclassified certain home equity loans and lines of credit into held for sale based on a change in management’s intent and ability to sell or securitize these loans. Fair value was determined to be in excess of the carrying value for this portfolio based on observable market data for pools of similar loans.
Interest income is recognized utilizing the interest method. Loan origination fees, certain direct origination costs, and unearned discounts are deferred and amortized into interest income utilizing the interest method to achieve a level effective yield over the term of the loan. Loan commitment fees are generally deferred and amortized into fee income on a straight-line basis over the commitment period. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned.
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
At the inception of a lease, residual value is determined based on the estimated fair market value of the asset at the end of the original lease term. For automobile leases, fair value is based upon published industry market guides. For commercial equipment leases, fair value may be based upon observable market prices, third party valuations, or prices received on sales of similar assets at the end of the lease term. Renewal options and extensions are not considered in the original lease term due to the absence of penalties for nonrenewal.
Residual values on automobiles and certain types of commercial equipment are guaranteed by third parties. Although these guarantees of residual value are not considered in determining the initial accounting for these leases, the guarantees can affect the future accounting for the value of the residuals. Residual values on commercial equipment not protected by a guarantee are reviewed quarterly for other-than-temporary impairment. Impairment is assessed by comparing the carrying value of the leased asset’s residual value to both current and end of lease term market values. Where this analysis indicates that an other-than-temporary impairment has occurred, the carrying value of the lease residual is reduced to the estimated fair value, with the write-down generally recognized in other noninterest expense in the income statement.

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
The Corporation sells residential and commercial real estate loans to Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA) in the normal course of business. These loan sale programs allow the Corporation to repurchase individual delinquent loans that meet certain criteria. Without the sponsoring entity’s prior authorization, the Corporation has the option to repurchase the delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, effective control over the loan has been regained. At this point, the Corporation is required to recognize the loan and a related liability on its balance sheet, regardless of the Corporation’s intent to repurchase the loan. At March 31, 2006, residential real estate portfolio loans of $260 million, commercial real estate loans held for sale of $43 million, and other borrowed funds of $303 million were recognized pursuant to these repurchase programs. As of December 31, 2005, and March 31, 2005, residential real estate portfolio loans included $311 million and $207 million, respectively, of loans available for repurchase with the related liability recorded within other borrowed funds.
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
Other Real Estate Owned: Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations, as well as bank premises qualifying as held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective March 31, 2006, OREO also includes insured loans in foreclosure. OREO obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in value subsequent to transfer are recorded in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of OREO are recognized in noninterest expense on the date of sale.
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
Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and are included in other investments on the balance sheet. Realized and unrealized gains and losses are included in securities gains or losses on the statement of income. Interest on trading account securities is recorded in interest income. Loans are classified as trading where positions are bought and sold primarily to make profits on short-term appreciation or for other trading purposes. Trading loans are also included in other investments on the balance sheet and are carried at fair value, with gains and losses included in other noninterest income. See footnote 9 for further information on trading securities.
Debt securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at March 31, 2006, December 31, 2005, or March 31, 2005.
Debt and marketable equity securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and unrealized losses not deemed other-than-temporary reported in other comprehensive income, net of tax. Realized gains and losses on the sale of and other-than-temporary impairment charges on available-for-sale securities are recorded in securities gains or losses in the statement of income.
Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, are included in interest income. Realized gains and losses on the sale of and other-than-temporary impairment charges on securities are determined using the specific-identification method, except for the Corporation’s former portfolio of bank and thrift common stock investments (bank stock fund). The Corporation utilized the average-cost method to determine realized gains and losses and other-than- temporary impairment charges on bank stock fund investments, consistent with the manner in which the investments in this fund were managed. In the first quarter of 2006, all remaining investments in the bank stock fund were sold. Purchases and sales of securities are recognized on a trade-date basis.
Certain equity security investments that do not have readily determinable fair values and for which the Corporation does not exercise significant influence are carried at cost and classified either within other investments or other assets on the balance sheet depending on the frequency of dividend declarations. Cost method investments classified within other investments, which consist solely of shares of Federal Home Loan Bank and Federal Reserve Bank stock, totaled $505 million, $541 million and $529 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. Cost method investments classified within other assets were $292 thousand for these same periods. Cost-method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.
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
Interest and dividends on direct mezzanine debt and preferred stock investments are recorded in interest income in the statement of income. All other income on principal investments, including fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs, are recognized in other noninterest income.

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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill impairment testing is performed annually, or more frequently if events or circumstances indicate possible impairment. Goodwill is allocated to reporting units one level below business segments. Fair values of reporting units are determined using either discounted cash flow analyses based on internal financial forecasts or, if available, market-based valuation multiples for comparable businesses. Note 11 contains additional information regarding goodwill and the carrying values by major lines of business.
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
Depreciable Assets: Properties and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life of the asset. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from one to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal periods when reasonably assured pursuant to SFAS 13. For leasehold improvements acquired in a business combination, lease renewals reasonably assured at the date of acquisition are included in the remaining lease term. For leasehold improvements placed in service after the inception of the lease, lease renewals reasonably assured at the date of purchase are included in the remaining lease term.
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
SFAS 140 requires a “true sale” analysis of the treatment of the transfer under state law as if the Corporation was a debtor under the bankruptcy code. A “true sale” legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor and the nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special-purpose entities.
A legal opinion regarding legal isolation has been obtained by the Bank for each credit card securitization. These opinions stated in their conclusions that the Federal Deposit Insurance Corporation (FDIC) regulation, Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation (Securitization Rule) would be applicable to the transfer of such receivables. The Securitization Rule provides reasonable assurance that neither the FDIC acting as conservator or receiver for the transferring bank subsidiary, nor any other creditor of the bank, may reclaim or recover the receivables from the securitization trust or recharacterize the receivables as property of the transferring bank subsidiary or of the conservatorship or receivership for the bank. The opinion further reasoned, even if the Securitization Rule did not apply, then pursuant to various FDIC pronouncements, the FDIC would uphold the effectiveness of the security interest granted in the financial assets.
Legal opinions were also obtained for all outstanding automobile loan securitizations, each of which was structured as a two-step transfer. While noting each of these transactions fall within the meaning of a “securitization” under the Securitization Rule, in accordance with accounting guidance, an analysis was also rendered under state law as if the transferring Bank was a debtor under the bankruptcy code. The “true sale” opinion obtained for each of these transactions provides reasonable assurance the purchased assets would not be characterized as the property of the transferring Bank’s receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.
The process of securitizing SBA loans into pools of SBA certificates is prescribed by the SBA and must be followed to obtain the SBA guarantee. This process meets the requirements for sale treatment under SFAS 140.
In a securitization, the trust issues beneficial interests in the form of senior and subordinated asset-backed securities backed or collateralized by the assets sold to the trust. The senior classes of the asset-backed securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated interests retained by an affiliate of the Corporation. In all cases, the Corporation or its affiliates may retain interests in the securitized assets, which may take the form of seller certificates, subordinated tranches, cash reserve balances or interest-only strips representing the cash flows generated by the assets in excess of the contractual cash flows required to be paid to the investors.
An SBA approved fiscal and transfer agent associated with the SBA securitizations issues certificates once all the necessary documents to support the transaction have been provided. The Corporation retains beneficial interests in the securitized assets in the form of interest-only strips. The SBA guarantees the credit risk with respect to the loans sold.
In accordance with SFAS 140, securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale and each subsequent sale when the combined net sales proceeds and, if applicable, retained interests differ from the loans’ allocated carrying amount. Net gains or losses resulting from securitizations are recorded in loan sale revenue within noninterest income.
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
When the Corporation retains the right to service the loans and receives related fees that exceed the current market rate to service the receivables, a servicing asset is recorded and included in other assets on the balance sheet. A servicing asset is not recognized if the Corporation receives adequate compensation relative to current market servicing prices that would be charged by a substitute servicer, should one be required. Prior to January 1, 2006, servicing assets were initially measured at their allocated carrying amount based upon relative fair values at the date of securitization. Effective January 1, 2006, all servicing assets are initially measured at fair value.
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
Servicing Assets: The Corporation periodically sells or securitizes loans while retaining the obligation to perform the servicing of such loans. In addition, the Corporation may purchase or assume the right to service loans originated by others. Whenever the Corporation undertakes an obligation to service a loan, it assesses whether a servicing asset or liability should be recognized. A servicing asset is recognized whenever the compensation received for servicing is expected to more than adequately compensate the Corporation for performing the servicing function. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Corporation.
Servicing assets related to residential real estate loans sold are separately presented on the balance sheet as mortgage servicing rights (MSRs). Servicing assets associated with the sale or securitization of commercial real estate and other consumer loans are presented within other assets on the balance sheet. The Corporation does not presently have any servicing liabilities.
Effective January 1, 2006, the Corporation adopted SFAS 156, Accounting for Servicing of Financial Assets. Under SFAS 156, all separately recognized servicing assets and/or liabilities are initially recognized at fair value. For subsequent measurement of servicing rights, the Corporation has elected the fair value method for MSRs while other servicing assets will follow the amortization method. Under the fair value measurement method, MSRs are measured at fair value each reporting period and changes in fair value are reported in loan servicing revenue in the income statement. Under the amortization method, other servicing assets are amortized in proportion to and over the period of estimated servicing income and assessed for impairment based on fair value at each reporting period. Contractual servicing fees including ancillary income and late fees, fair value adjustments, associated derivative gains and losses, and impairment losses, if any, are reported in loan servicing revenue on the income statement.
Prior to January 1, 2006, all servicing assets were carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value. MSRs designated in SFAS 133 hedge relationships were permitted to be adjusted upward to fair value if the hedge was deemed to be effective. All servicing assets were amortized in proportion to, and over the period of, estimated net servicing income and evaluated for impairment in accordance with SFAS 140. For purposes of determining impairment, the loans underlying the servicing assets were stratified by certain risk characteristics, primarily loan type and note rate. If temporary impairment existed within a risk stratification tranche, a valuation allowance was established through a charge to income equal to the amount by which the carrying value, including hedge accounting adjustments, exceeded the fair value. If it was later determined that all or a portion of the temporary impairment no longer existed for a particular tranche, the valuation allowance was reduced through a recovery to income. Servicing assets were also periodically reviewed for other-than-temporary impairment. Other-than-temporary impairment existed when the recoverability of a recorded valuation allowance was determined to be remote, taking into consideration historical and projected interest rates and loan payoff activity. When this situation occurred, the unrecoverable portion of the valuation allowance was applied as a direct write-down to the carrying value of the servicing asset. Unlike a valuation allowance, a direct write-down permanently reduced the carrying value of the MSR and the valuation allowance, precluding subsequent recoveries.

The fair value of MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. A static discounted cash flow methodology is utilized which incorporates current market interest rates. A static model does not attempt to forecast or predict the future direction of interest rates; rather it estimates the amount and timing of future servicing cash flows using current market interest rates. Expected mortgage loan prepayment assumptions are derived from a third party model and consider empirical data drawn from the historical performance of the Corporation’s MSR portfolio. Prepayment rates have a lesser impact on the value of servicing assets associated with commercial real estate loans as these loans have lockout and prepayment penalties generally ranging from five to nine years.
Derivative Instruments: The Corporation enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. In addition, certain contracts and commitments are defined as derivatives under GAAP.
Under the requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, all derivative instruments are carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative.
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
Share-Based Payment: Compensation cost is recognized for stock options and restricted stock awards issued to employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used to estimate the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. When an award is granted to an employee who is retirement eligible, compensation cost of share-based awards is recognized over the period up to the date the employee first becomes eligible to retire.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting for Servicing of Financial Assets: In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This standard requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.
Effective January 1, 2006, the Corporation adopted this statement by electing fair value as the measurement method for its residential real estate mortgage servicing rights (MSRs). A cumulative-effect adjustment of $26 million pretax, or $17 million after-tax, was recognized in retained earnings on the date of adoption, which represented the difference between the carrying value and fair value of MSRs at January 1, 2006. All subsequent changes in the fair value of MSRs will be recognized in current period earnings. Refer to Note 12 for servicing asset disclosures required by SFAS 156.
Share-Based Payment: In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation, by issuing SFAS 123R, Share-Based Payment. SFAS 123R establishes new accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to nonemployees. Effective January 1, 2006, the Corporation adopted the provisions of SFAS 123R using the modified prospective method of transition. This method requires the provisions of SFAS 123R to be applied to new awards and awards modified, repurchased or cancelled after the effective date. SFAS 123R also requires compensation expense to be recognized net of awards expected to be forfeited. The Corporation’s prior practice was to recognize forfeitures in compensation expense when they occurred. Upon adoption of SFAS 123R, the Corporation reversed previously recorded stock-based compensation costs of approximately $2 million pretax, or approximately $1 million after-tax, related to the change in accounting for forfeitures.
Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument shall be recognized as a cumulative effect adjustment to retained earnings. The adoption of this statement is not expected to have a material impact on financial condition, result of operations or liquidity.
Meaning of Other-Than-Temporary Impairment: In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Refer to Note 8 for these disclosures. Management has applied the guidance in this FSP.
Accounting Changes and Error Corrections: In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on financial condition, results of operations, or liquidity.
Exchanges of Nonmonetary Assets: In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on financial condition, results of operations, or liquidity.
3. ACQUISITIONS AND DIVESTITURES
Acquisitions: On January 15, 2005, the Corporation completed its acquisition of Charter One Vendor Finance for a cash payment of $312 million. Charter One Vendor Finance was renamed National City Vendor Finance (NCVF). NCVF serves major vendors, such as manufacturers, value-added resellers, and select specialized lessors, in middle- and large-ticket equipment and software markets, and finances equipment and real estate for franchises of selected, leading franchisors. The fair values of acquired assets, liabilities and identified intangibles have been finalized for the NCVF acquisition. As of March 31, 2006, the balance of goodwill resulting from this acquisition was $9 million.
In December 2005, the Corporation signed a definitive agreement to acquire Forbes First Financial Corporation, the parent company of Pioneer Bank and Trust Company (Pioneer) for cash. As of March 31, 2006, Pioneer operated eight branches in the St. Louis, Missouri metropolitan area and had total assets and deposits of $540 million and $440 million, respectively. On May 1, 2006, the Corporation completed the acquisition.
Assets and liabilities of acquired entities are recorded on the balance sheet at estimated fair values as of respective acquisition dates, and the results of acquired entity operations are included in the consolidated statement of income from those dates. Refer to Note 4 for discussion on severance and other restructuring costs incurred in connection with acquisitions.
4. RESTRUCTURING CHARGES
In 2005, the Corporation implemented its Best In Class program. Best In Class is a series of projects designed to achieve sustainable revenue growth, improve expense management, and create a culture for high performance. The program entails initial restructuring costs related to employee severance, lease exits, contract terminations, asset impairment, and other items. Restructuring charges of $4 million were recognized during the three months ended March 31, 2006, primarily related to severance and outplacement costs. During the three months ended March 31, 2005, restructuring charges of $2 million were recognized for external consulting costs relating to project identification and design. Restructuring charges recognized since the inception of the program total $70 million, and substantially all of these charges have been recorded within the Parent and Other category.
Additional restructuring costs related to Best In Class initiatives are expected to be incurred through 2008. At this time, the amounts and exact timing of additional charges cannot be reasonably estimated. As of March 31, 2006, payments related to the Best In Class restructuring liability are scheduled to occur through August 2008 for severance benefits and through January 2010 for lease obligations on vacated facilities.
The Corporation has also implemented restructuring plans related to the integration of acquired entities. The plans were formulated prior to each acquisition. Costs incurred for employee terminations consist of severance, relocation, retention, and outplacement benefits. Costs associated with severance, relocation, and outplacement benefits were recognized in the allocation of the purchase price to acquired assets and liabilities. Retention benefits were recorded to salaries expense over the required service period. Exit and termination costs relating to the exit of certain businesses, facility leases, and other contract termination costs were also recognized in the allocation of the purchase price to acquired assets and liabilities. During the three months ended March 31, 2006 and 2005, the Corporation recorded acquisition-related severance and other employee-related expenses of $330 thousand and $8 million, respectively. Severance expense for the three months ended March 31, 2005 included acquisition-related retention benefits of approximately $3 million. All acquisition-related retention benefits were paid as of December 31, 2005.
Severance and other employee-related costs were recorded in salaries, benefits and other personnel costs in the income statement; while consulting costs were recorded in third-party services. Payments will continue to be made for acquisition-related restructuring plan costs through 2013, primarily related to lease obligations on vacated facilities.
A rollforward of the severance and restructuring liability for the three months ended March 31, 2006 and 2005 is presented in the following table. The table includes severance expenses incurred in the normal course of business. All severance and other termination expenses recognized are recorded as unallocated corporate charges within the Parent and Other category.

	Three Months Ended
	March 31, 2006
		Best In	Acquisitions
(In Thousands)	Total	Class	and Other

Beginning balance	$87,853	$47,690	$40,163
Severance and other employee related costs:
Charged to expense	3,894	3,564	330
Recognized in purchase price allocation	(1,000)	—	(1,000)
Payments	(20,564)	(16,852)	(3,712)
Exit costs, contract terminations and other:
Charged to expense	848	848	—
Payments	(4,250)	(2,329)	(1,921)

Ending balance	$66,781	$32,921	$33,860

	Three Months Ended
	March 31, 2005
		Best In	Acquisitions
(In Thousands)	Total	Class	and Other

Beginning balance	$98,486	$—	$98,486
Severance and other employee related costs:
Charged to expense	8,215	—	8,215
Recognized in purchase price allocation	(3,220)	—	(3,220)
Payments	(20,735)	—	(20,735)
Exit costs, contract terminations and other:
Charged to expense	2,173	2,173	—
Recognized in purchase price allocation	(1,143)	—	(1,143)
Payments	(5,677)	(2,173)	(3,504)

Ending balance	$78,099	$—	$78,099

5. SECURITIZATION ACTIVITY
The Corporation periodically sells pools of credit card receivables and formally sold automobile loans through securitization transactions. Home equity securitizations were acquired with the Provident acquisition. Small Business Administration (SBA) loans are also purchased and then securitized and sold by the Corporation.
Credit Card: In the first quarter of 2006, the Series 2001-1 credit card securitization matured and a $425 million pool of credit card receivables (Series 2006-1) was securitized. A pretax gain of $2 million was recognized on this transaction within loan sale revenue. Retained interests in these loans of $28 million were recognized at the date of sale. Retained interests included a seller’s interest in the loans, accrued interest, and an interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The fair value of the interest-only strip was estimated by discounting the projected future cash flows of this security. The Corporation has also retained the right to service these loans. Servicing fees to be received approximated the current market rate for servicing fees, therefore, no servicing asset or liability was recognized. Transaction costs associated with this revolving-term securitization of $1.1 million were capitalized and are being amortized over the revolving period of this securitization of four years.
SBA: During the first quarter of 2005, the Corporation securitized pools of SBA loans totaling $22 million and recognized retained interests in the form of interest-only strips with an initial carrying value of approximately $1 million. Transaction costs were expensed in conjunction with these sales.
A summary of the assumptions used to value the credit card retained interests and automobile retained interests and servicing assets at the time of each securitization follows:

	Weighted-	Variable	Monthly	Expected
	Average	Annual	Principal	Annual	Annual
	Life	Coupon Rate	Repayment	Credit	Discount
	(in months)	To Investors	Rate	Losses	Rate	Yield

Credit Card:
Series 2002-1	5.7	2.06%	17.41%	5.34%	15.00%	11.99%
Series 2005-1	3.2	3.75	18.21	5.35	15.00	12.00
Series 2006-1	3.1	4.81	19.01	4.77	15.00	13.79

	Weighted-	Monthly
	Average	Prepayment	Expected	Annual	Weighted-
	Life	Speed	Cumulative	Discount	Average
	(in months)	(% ABS)	Credit Losses	Rate	Coupon

Automobile:
Series 2002-A
Interest-only strip	22.9	1.40%	2.25%	12.00%	8.71%
Servicing asset	22.9	1.40	2.25	12.00	8.71
Series 2004-A
Interest-only strip	21.8	1.50%	1.75%	12.00%	6.79%
Servicing asset	21.8	1.50	1.75	11.00	6.79
Series 2005-A
Interest-only strip	16.6	1.50%	2.18%	12.00%	7.06%
Servicing asset	12.5	1.50	2.18	10.00	7.06

A summary of the assumptions used to value the home equity retained interests at the time of the Provident acquisition follows:

Variable
	Weighted-	Annual	Monthly	Expected
	Average	Coupon	Principal	Annual	Annual
	Life	Rate to	Repayment	Credit	Discount
	(in months)	Investors	Rate/CPR(a)	Losses(b)	Rate	Yield(c)

Home Equity:
Series 2000-A(d)	16.4	1.74%	5.74/33.00%	2.40%	6.25%	5.92%

(a)	Monthly principal repayment rate assumption relates to home equity lines of credit and cumulative prepayment rate (CPR) relates to home equity installment loans.

(b)	The home equity securitizations are credit enhanced with cash collateral accounts that are maintained within the securitization vehicle. The cash collateral accounts absorb all credit losses with respect to the securitized loans.

(c)	Yield represents the weighted average of fixed-rate loan and variable-rate lines of credit.

(d)	In April 2006, the Corporation called the Series 2000-A home equity securitization.
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

			For the Three Months Ended
	As of March 31, 2006		March 31, 2006
		Loans Past
		Due 30
	Principal	Days or	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses

Type of loan:
Credit Card	$2,309.3	$93.5	$2,370.9	$20.1
Automobile	2,570.2	43.1	2,745.3	8.4
Home Equity	27,243.6	—	27,923.1	26.5
SBA	41.5	4.2	57.0	—

Total loans managed or securitized	32,164.6	140.8	33,096.3	55.0
Less:
Loans securitized:
Credit Card	1,450.0	51.4	1,034.8	6.8
Automobile	2,298.7	25.7	2,464.8	3.6
Home Equity	12.9	—	10.1	.1
SBA	41.5	4.2	57.0	—
Loans held for sale or securitization:
Credit Card	—	—	415.6	—
Home Equity	3,341.3	—	458.4	—

Loans held in portfolio	$25,020.2	$59.5	$28,655.6	$44.5

			For the Three Months Ended
	As of March 31, 2005		March 31, 2005
		Loans Past Due
	Principal	30 Days or	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses

Type of loan:
Credit Card	$2,362.2	$86.8	$2,433.2	$36.5
Automobile	3,562.9	56.0	3,595.2	11.0
Home Equity	25,862.2	83.1	25,228.7	13.1
SBA	27.8	3.1	19.3	—

Total loans managed or securitized	31,815.1	229.0	31,276.4	60.6
Less:
Loans securitized:
Credit Card	1,450.0	47.3	1,450.0	18.0
Automobile	778.2	14.6	835.0	3.4
Home Equity	49.7	1.0	56.5	.7
SBA	27.8	3.1	19.3	—

Loans held in portfolio	$29,509.4	$163.0	$28,915.6	$38.5

Certain cash flows received from the securitization trusts follow:

		Three Months Ended				Three Months Ended
		March 31, 2006				March 31, 2005
	Credit		Home		Credit		Home
(In Millions)	Card	Automobile	Equity	SBA	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$425.0	$—	$—	$—	$—	$—	$—	$20.6
Proceeds from collections reinvested in previous securitizations	604.8	—	—	—	783.4	—	1.3	—
Servicing fees received	5.1	6.2	—	—	7.3	2.1	.1	—
Other cash flows received on interests that continue to be held	9.3	8.5	—	.3	22.8	4.5	.3	.1
Proceeds from sales of previously charged-off accounts	3.8	—	—	—	—	—	—	—
Purchases of delinquent or foreclosed assets	—	—	.1	—	—	—	.5	—

A summary of the fair values of the interest-only strips and servicing assets, key economic assumptions used to arrive at the fair values, and the sensitivity of the March 31, 2006 fair values to immediate 10% and 20% adverse changes in those assumptions follows. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

			Variable
		Weighted-	Annual	Monthly	Expected
		Average	Coupon	Principal	Annual	Annual
	Fair	Life	Rate to	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)(b)	Investors(b)	Rate(b)	Losses (b)	Rate(b)	Yield(b)

Credit Card Loans
Interest-only strips(a)	$7.5	3.1	4.86%	19.01%	4.77%	15.00%	13.79%
As of March 31, 2006
Decline in fair value of 10% adverse change			$1.8	$.5	$2.0	$—	$5.0
Decline in fair value of 20% adverse change			3.5	1.0	3.5	—	7.5

(a)	Represents interest-only strips recognized in connection with the credit card securitizations Series 2002-1, 2005-1, and 2006-1.

(b)	Represents weighted-average assumptions and aggregate declines in fair value for all credit card securitizations.

			Monthly	Expected
		Weighted-	Prepayment	Cumulative	Annual	Weighted-
	Fair	average Life	Speed	Credit	Discount	Average
(Dollars in Millions)	Value	(in months)(b)	(% ABS)(b)(c)	Losses(b)	Rate(b)	Coupon(b)

Automobile Loans
Interest-only strip(a)	$24.9	12.8	1.50%	2.00%	12.00%	7.07%
As of March 31, 2006
Decline in fair value of 10% adverse change			$1.1	$3.0	$.3	$4.0
Decline in fair value of 20% adverse change			1.5	4.2	.5	6.4
Servicing asset(d)	$19.8	10.5	1.50%	2.00%	10.21%	7.07%
As of March 31, 2006
Decline in fair value of 10% adverse change			$1.3	$—	$.2	$.1
Decline in fair value of 20% adverse change			2.7	—	$.3	.1

(a)	Represents interest-only strips and servicing assets associated with the automobile securitization series 2005-A, 2004-A, and 2002-A.

(b)	Represents weighted-average assumptions and aggregate declines in fair value for all automobile securitization series.

(c)	Absolute prepayment speed.

(d)	Carrying value of servicing assets at March 31, 2006, was $18.4 million.
6. Leases
National City leases commercial equipment and automobiles to customers. The leases are classified as either lease financings or operating leases based on the terms of the lease arrangement. When a lease is classified as a lease financing, the future lease payments, net of unearned income and the estimated residual value of the leased property at the end of the lease term, are recorded as an asset within the loan portfolio. The amortization of the unearned income is recorded as interest income. When a lease is classified as an operating lease, the cost of the leased property, net of depreciation, is recorded as equipment leased to others on the balance sheet. Rental income is recorded in noninterest income while the depreciation on the leased property is recorded in noninterest expense. At the expiration of a lease, the leased property is either sold or a new lease agreement is initiated.
Lease Financings: Lease financings, included in portfolio loans on the consolidated balance sheet, consist of direct financing and leveraged leases of commercial and other equipment, primarily computers and office equipment, manufacturing and mining equipment, commercial trucks and trailers, airplanes, along with retail automobile lease financings. Commercial equipment lease financings are included in commercial loans, while automobile lease financings are included in other consumer loans. The Corporation ceased originating retail automobile leases in December 2000, however, additional automobile leases financings were acquired as part of the acquisition of Provident in July 2004. No new leases have been originated since the acquisition date, and this portfolio will run off over time as the leases expire and the automobiles are sold.
A summary of lease financings by type follows:

	March 31	December 31	March 31
(In Thousands)	2006	2005	2005

Commercial
Direct financings	$3,132,577	$3,237,722	$2,713,915
Leveraged leases	306,593	307,439	318,673

Total commercial lease financings	3,439,170	3,545,161	3,032,588
Consumer
Retail automobile lease financings	382,795	411,147	498,830

Total net investment in lease financings	$3,821,965	$3,956,308	$3,531,418

The components of the net investment in lease financings by type follow:

	March 31	December 31	March 31
(In Thousands)	2006	2005	2005

Commercial
Lease payments receivable	$3,454,876	$3,559,471	$2,980,527
Estimated residual value of leased assets	493,616	482,049	518,004

Gross investment in commercial lease financings	3,948,492	4,041,520	3,498,531
Unearned income	(509,322)	(496,359)	(465,943)

Total net investment in commercial lease financings	$3,439,170	$3,545,161	$3,032,588

Consumer
Lease payments receivable	$192,829	$221,512	$308,201
Estimated residual value of leased assets	225,397	231,582	255,034

Gross investment in consumer lease financings	418,226	453,094	563,235
Unearned income	(35,431)	(41,947)	(64,405)

Total net investment in consumer lease financings	$382,795	$411,147	$498,830

A rollforward of the residual value component of lease financings by type follows:

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Commercial
Beginning balance	$482,049	$541,809
Additions	20,457	5,816
Acquisitions(a)	—	1,520
Runoff	(8,890)	(31,141)
Write-downs	—	—

Ending balance	$493,616	$518,004

Consumer
Beginning balance	$231,582	$263,768
Runoff	(6,185)	(8,734)
Write-downs	—	—

Ending balance	$225,397	$255,034

(a)	Associated with the acquisition of National City Vendor Finance. Refer to Note 3 for further details of this acquisition.
Equipment Leased to Others: Equipment leased to others represents equipment owned by National City that is leased to customers under operating leases. Commercial equipment includes aircraft and other transportation, manufacturing, data processing, medical, and office equipment leased to commercial customers while consumer equipment consists of automobiles leased to retail customers. The majority of the balance of consumer leased equipment was acquired with Provident in July 2004. As discussed above with regard to lease financings, National City plans to let the acquired automobile portfolio run off over time. The totals below also include the carrying value of any equipment previously leased to customers under either operating or financing leases that are in the process of being either re-leased or sold.
A summary of the net carrying value of equipment leased to others by type follows:

	March 31	December 31	March 31
(In Thousands)	2006	2005	2005

Commercial
Cost	$549,424	$455,462	$382,600
Accumulated depreciation	(113,237)	(104,373)	(66,038)

Net carrying value of commercial leased equipment	436,187	351,089	316,562
Consumer
Cost	374,422	457,332	745,392
Accumulated depreciation	(103,830)	(112,094)	(100,140)

Net carrying value of consumer leased equipment	270,592	345,238	645,252

Total net carrying value of equipment leased to others	$706,779	$696,327	$961,814

7. LOANS, ALLOWANCE FOR LOAN LOSSES AND ALLOWANCE FOR LOSSES ON LENDING-RELATED COMMITMENTS
Total portfolio loans outstanding were recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments associated with acquired loans of $251 million, $177 million, and $139 million, at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.
To provide for the risk of loss inherent in the process of extending credit, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments.
Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Balance at beginning of period	$1,094,047	$1,188,462
Provision for loan losses	31,913	77,612
Allowance related to loans acquired, sold or securitized	(3,780)	710
Charge-offs:
Commercial	44,816	42,928
Commercial construction	(128)	1,840
Commercial real estate	6,683	5,168
Residential real estate	46,300	42,542
Home equity lines of credit	21,356	7,356
Credit cards and other unsecured lines of credit	27,851	28,402
Other consumer	25,874	25,625

Total charge-offs	172,752	153,861
Recoveries:
Commercial	16,355	31,769
Commercial construction	127	4
Commercial real estate	1,678	2,853
Residential real estate	11,800	16,843
Home equity lines of credit	3,462	1,865
Credit cards and other unsecured lines of credit	6,434	2,449
Other consumer	12,040	10,118

Total recoveries	51,896	65,901
Net charge-offs	120,856	87,960

Balance at end of period	$1,001,324	$1,178,824

Activity in the allowance for losses on lending-related commitments follows:

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Balance at beginning of period	$83,601	$100,538
Net provision for losses on lending-related commitments	(4,870)	(7,165)

Balance at end of period	$78,731	$93,373

Nonperforming loans totaled $483 million, $490 million and $481 million as of March 31, 2006, December 31, 2005, and March 31, 2005, respectively. For loans classified as nonperforming at March 31, 2006, the contractual interest due and actual interest recognized on those loans during the first three months of 2006 was $11 million and $1 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $146 million, $117 million, and $107 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. Average impaired loans for the first three months of 2006 and 2005 totaled $131 million and $99 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans as of March 31, 2006, December 31, 2005, and March 31, 2005 was $26 million, $20 million, and $13 million, respectively. At March 31, 2006, December 31, 2005, and March 31, 2005, impaired loans with an associated allowance totaled $91 million, $70 million, and $45 million, while impaired loans with no associated allowance totaled $55 million, $47 million and $62 million for the same periods respectively. During the first three months of 2006 and 2005, interest recognized on impaired loans while they were considered impaired was not material.

8. SECURITIES
Securities available for sale follow:

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

March 31, 2006
U.S. Treasury	$1,007,796	$8,424	$20,250	$995,970
Federal agency	180,322	1,815	3,350	178,787
Mortgage-backed securities	5,494,156	18,085	117,042	5,395,199
Asset-backed and corporate debt securities	238,422	2,312	506	240,228
States and political subdivisions	552,887	11,702	1,068	563,521
Other	222,992	13,088	586	235,494

Total securities	$7,696,575	$55,426	$142,802	$7,609,199

December 31, 2005
U.S. Treasury	$992,953	$17,282	$6,502	$1,003,733
Federal agency	181,196	2,132	2,895	180,433
Mortgage-backed securities	5,437,449	27,849	69,929	5,395,369
Asset-backed and corporate debt securities	245,758	2,385	424	247,719
States and political subdivisions	607,499	14,537	1,211	620,825
Other	415,954	11,283	688	426,549

Total securities	$7,880,809	$75,468	$81,649	$7,874,628

March 31, 2005
U.S. Treasury	$427,964	$19,546	$452	$447,058
Federal agency	212,297	2,071	4,037	210,331
Mortgage-backed securities	5,895,991	42,751	66,234	5,872,508
Asset-backed and corporate debt securities	395,944	2,764	623	398,085
States and political subdivisions	667,108	25,065	1,127	691,046
Other	450,894	19,046	3,692	466,248

Total securities	$8,050,198	$111,243	$6,165	$8,085,276

As of December 31, 2005 and March 31, 2005, the other category included the Corporation’s internally managed equity portfolio of bank and thrift common stock investments (bank stock fund). The bank stock fund had an amortized cost and fair value of $135 million and $139 million, respectively, at December 31, 2005 and an amortized cost and fair value of $220 million and $229 million, respectively, at March 31, 2005. No such balances were outstanding at March 31, 2006 as the Corporation no longer maintains a bank stock fund.
The following table presents the age of gross unrealized losses and associated fair value by investment category.

	March 31, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$651,717	$19,986	$15,334	$264	$667,051	$20,250
Federal agency	30,814	692	139,335	2,658	170,149	3,350
Mortgage-backed securities	3,033,541	62,188	1,514,408	54,854	4,547,949	117,042
Asset-backed securities	16,247	171	14,573	335	30,820	506
States and political subdivisions	41,132	181	41,912	887	83,044	1,068
Other	82,974	74	28,868	512	111,842	586

Total	$3,856,425	$83,292	$1,754,430	$59,510	$5,610,855	$142,802

Management does not believe any individual unrealized loss as of March 31, 2006, represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC, and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 10% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.
At March 31, 2006, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $6.8 billion.
At March 31, 2006, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.

For the three months ended March 31, 2006 and 2005, gross securities gains of $14 million and $15 million, respectively, were recognized, while gross securities losses were $2 million and $620 thousand, respectively.
9. TRADING ASSETS AND LIABILITIES
Certain securities, loans, and derivative instruments are classified as trading when they are entered into primarily for the purpose of making short-term profits or to provide risk management products to customers. All trading instruments are carried at fair value. Trading securities primarily include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, and corporate bonds. Trading loans consist mainly of the guaranteed portion of Small Business Administration loans. Trading securities and loans are classified within Other Investments on the balance sheet. Trading derivative instruments principally represent interest rate swaps and options entered into with commercial banking customers to meet their risk management needs. The fair values of trading derivatives are included in Derivative Assets and Derivative Liabilities on the balance sheet. Further detail on derivative instruments is included in Note 23. Trading liabilities also include obligations to purchase securities that have already been sold to other third parties. These obligations are called securities sold short and are included in Borrowed Funds.
The following table presents the fair values of trading assets and liabilities:

	March 31	December 31	March 31
(In Thousands)	2006	2005	2005

Trading assets:
Securities	$414,673	$409,406	$202,998
Loans	496,387	526,751	387,120
Derivative instruments	138,261	125,325	121,316

Total trading assets	$1,049,321	$1,061,482	$711,434

Trading liabilities:
Securities sold short	$138,015	$25,858	$82,273
Derivative instruments	116,953	98,835	105,607

Total trading liabilities	$254,968	$124,693	$187,880

Trading revenue includes both net interest income from trading securities, loans, and securities sold short, and gains and losses from changes in the fair value of trading instruments. Gains and losses on trading instruments are included either within brokerage revenue or other income on the income statement. Total revenue from trading activities for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Net interest income	$12,455	$6,986
Gains (losses):
Securities and securities sold short	6,795	560
Loans	(1,099)	1,275
Derivative instruments	3,370	7,288

Total net gains in noninterest income	9,066	9,123

Total net trading revenue	$21,521	$16,109

10. PRINCIPAL INVESTMENTS
The principal investment portfolio is managed within the Wholesale Banking line of business. The direct portfolio primarily consists of investments in the consumer, retail, manufacturing, automotive, commercial services, health care, commercial distribution, and building products industries with the largest industry, manufacturing, constituting approximately 19% of the total principal investment portfolio. The indirect portfolio consists of investments in private equity funds managed by third parties. Each fund is diversified according to the terms of the fund’s agreement and the general partner’s direction. A rollforward of principal investments follows:

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Direct Investments:
Carrying value at beginning of period	$316,974	$323,028
Investments — new fundings	10,513	7,608
Returns of capital and write-offs	(5,793)	(20,963)

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Fair value adjustments	(2,781)	3,466

Carrying value at end of period	$318,913	$313,139

Indirect Investments:
Carrying value at beginning of period	$343,864	$342,517
Investments — new fundings	22,573	16,945
Returns of capital and write-offs	(17,803)	(8,386)
Fair value adjustments	(212)	(476)

Carrying value at end of period	$348,422	$350,600

Total Principal Investments:
Carrying value at beginning of period	$660,838	$665,545
Investments — new fundings	33,086	24,553
Returns of capital and write-offs	(23,596)	(29,349)
Fair value adjustments	(2,993)	2,990

Carrying value at end of period	$667,335	$663,739

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Principal investment revenue (a)	$6,453	$7,409

Net principal investment gains (b)	33,825	10,323

(a)	Consists primarily of interest, dividends, and fee income

(b)	Consists primarily of fair value adjustments and realized gains and losses on investments
Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 20.
11. GOODWILL AND OTHER INTANGIBLE ASSETS
A rollforward of goodwill by line of business for the three months ended March 31, 2006 follows:

	January 1	Goodwill	Impairment	March 31
(In Thousands)	2006	Adjustments(a)	Losses	2006

Consumer and Small Business Financial Services	$1,025,340	$(1,948)	$—	$1,023,392
Wholesale Banking	1,646,918	(5,066)	—	1,641,852
National City Mortgage	62,394	—	—	62,394
National Consumer Finance	347,756	(679)	—	347,077
Asset Management	230,701	(417)	—	230,284
Parent and Other	—	—	—	—

Total	$3,313,109	$(8,110)	$—	$3,304,999

(a) Represents goodwill associated with acquired businesses, sold businesses, and purchase accounting adjustments.
The Corporation has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit, credit card, operating lease, and other intangibles. A summary of these intangible assets at March 31 follows:

	March 31	December 31	March 31
(In Thousands)	2006	2005	2005

Core deposit intangibles
Gross carrying amount	$253,942	$253,942	$279,507
Less: accumulated amortization	127,394	119,607	120,426

Net carrying amount	126,548	134,335	159,081

Credit card intangibles
Gross carrying amount	7,699	7,699	17,323
Less: accumulated amortization	1,767	1,626	15,502

Net carrying amount	5,932	6,073	1,821

Operating lease
Gross carrying amount	47,205	47,205	47,205
Less: accumulated amortization	46,261	43,901	28,323

Net carrying amount	944	3,304	18,882

Other intangibles
Gross carrying amount	47,690	47,690	29,658
Less: accumulated amortization	25,828	23,049	10,983

Net carrying amount	21,862	24,641	18,675

Total finite-lived intangibles

	March 31	December 31	March 31
(In Thousands)	2006	2005	2005
Gross carrying amount	356,536	356,536	373,693
Less: accumulated amortization	201,250	188,183	175,234

Net carrying amount	$155,286	$168,353	$198,459

Amortization expense on finite-lived intangible assets totaled $13 million and $23 million for the three months ended March 31, 2006 and 2005, respectively. Amortization expense on finite-lived intangible assets is expected to total $37 million, $24 million, $20 million, $16 million, and $12 million for fiscal years 2007, 2008, 2009, 2010, and 2011, respectively.
12. SERVICING ASSETS
The Corporation has an obligation to service residential mortgage loans, commercial real estate loans, automobile loans, and credit card and home equity lines of credit. Classes of servicing assets are identified based on management’s method of managing the risks associated with these servicing assets. A description of the various classes of servicing assets follows.
Residential Mortgage Servicing Rights: The Corporation recognizes mortgage servicing rights (MSRs) on residential real estate loans sold by the National City Mortgage (NCM) and First Franklin business units when it undertakes an obligation to service these loans. Servicing of these loans is a significant business activity of the Corporation. MSRs are subject to declines in fair value, primarily resulting from prepayments of the underlying loans. The Corporation manages this risk by entering into derivative instruments which are expected to increase in value when the fair value of MSRs declines.
Effective January 1, 2006, the Corporation adopted the provisions of SFAS 156 and elected the fair value measurement method for MSRs. Upon adoption, the carrying value of the MSRs was increased to fair value by recognizing a cumulative-effect adjustment of $26 million pretax, or $17 million after-tax. Management selected the fair value measurement method of accounting for MSRs to be consistent with its risk management strategy to hedge the fair value of these assets. The fair value method of accounting for MSRs therefore matches the accounting for the related derivative instruments. Changes in the fair value of MSRs, as well as changes in fair value of the related derivative instruments, are recognized each period within loan servicing revenue on the income statement.
Changes in the carrying value of MSRs for the three months ended March 31, 2006 follow:

March 31
(In Thousands)	2006

Balance at beginning of period	$2,115,715
Cumulative effect of change in accounting	26,392
Additions from loans sold with servicing retained	119,414
Subtractions from sales of servicing rights	(196)
Changes in fair value due to:
Time decay(a)	(42,600)
Payoffs(b)	(76,758)
Changes in valuation inputs or assumptions(c)	219,650

Fair value of MSRs at end of period	$2,361,617

Unpaid principal balance of loans serviced for others (in millions)	$181,215

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(b)	Represents decrease in MSR value associated with loans that paid off during the period.

(c)	Represents MSR value change resulting primarily from market-driven changes in interest rates.
Prior to January 1, 2006, MSRs were recorded at the lower of their initial carrying value, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedging relationships were valued at fair value which may have exceeded their initial carrying value. Changes in fair value, resulting from the application of hedge accounting, became part of the MSR basis. MSRs were periodically evaluated for impairment, and a valuation allowance established through a charge to income when the carrying value, including hedge accounting adjustments (if applicable), exceeded the fair value and was believed to be temporary. Other-than-temporary impairments were recognized if the recoverability of the carrying value was determined to be remote. There were no other-than-temporary impairments recognized in the three months ended March 31, 2005. Changes in the carrying value of MSRs and the associated valuation allowance for the three months ended March 31, 2005 follow:

March 31
(In Thousands)	2005

Balance at beginning of period	$1,612,096
Additions from loans sold with servicing retained	152,723
Amortization	(111,329)
SFAS 133 hedge basis adjustments	189,750
Sales	(528)

Carrying value before valuation allowance at end of period	1,842,712

Valuation allowance
Balance at beginning of period	(107,230)
Impairment recoveries	51,862

Balance at end of period	(55,368)

Net carrying value of MSRs at end of period	$1,787,344

Fair value disclosures:
Beginning of period	$1,517,204
End of period	1,833,326

Unpaid principal balance of loans serviced for others (in millions)	$158,809

The fair value of MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The MSR valuation model is validated on an annual basis by independent third parties. Validation procedures include verifying the accuracy of the model’s computations and assessing the reasonableness of assumptions.
The valuation model uses a static discounted cash flow methodology incorporating current market interest rates. A static model does not attempt to forecast or predict the future direction of interest rates; rather it estimates the amount and timing of future servicing cash flows using current market interest rates. The current mortgage interest rate influences the prepayment rate and therefore, the length of the cash flows associated with the servicing asset, while the discount rate determines the present value of those cash flows. Expected mortgage loan prepayment assumptions are derived from a third party model and consider empirical data drawn from the historical performance of the Corporation’s MSR portfolio.
The key economic assumptions used in determining the fair value of MSRs capitalized during the three months ended March 31, 2006 and 2005 were as follows:

	March 31	March 31
	2006	2005

Weighted-average life (in years)	3.7	4.0
Weighted-average CPR	28.02%	23.22%
Weighted-average discount rate	10.77	10.07

The key economic assumptions used in determining the fair value of MSRs as of March 31, 2006 and 2005 were as follows:

	March 31	March 31
	2006	2005

Weighted-average life (in years)	5.2	4.7
Weighted-average CPR	16.90%	18.65%
Weighted-average discount rate	10.09	9.74

Commercial Real Estate Servicing Assets: Commercial real estate servicing assets are recognized upon selling commercial real estate loans into the secondary market or from purchasing or assuming the right to service commercial real estate loans originated by others. The Corporation does not employ a risk management strategy to protect the value of these servicing assets. Effective January 1, 2006, these servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a quarterly basis. For purposes of the impairment analysis, management stratifies these servicing assets by loan type as well as by the term of the underlying loans. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to income. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on commercial real estate servicing assets recognized during the three months ended March 31, 2006 or 2005.
The fair value of commercial real estate servicing assets is estimated by using either a third-party opinion of value or an internal valuation model. Both methods are based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, prepayments, and servicing costs. The internal valuation model is validated at least annually through a third-party valuation.
Commercial real estate servicing assets are recorded in other assets on the balance sheet. Changes in the carrying value of the commercial real estate servicing assets, and the associated valuation allowance follow for the three months ended March 31 2006 and 2005 follow:

	March 31	March 31
(In Thousands)	2006	2005

Commercial real estate servicing assets
Balance at beginning of period	$138,408	$125,778
Additions:
From loans sold with servicing retained	5,076	2,505
From purchases of servicing	377	8,129
Subtractions:
Amortization	(5,070)	(3,830)
Sales	—	(193)

Carrying value before valuation allowance at end of period	138,791	132,389

Valuation allowance
Balance at beginning of period	(1,075)	(1,032)
Impairment (charges) recoveries	(55)	180

Balance at end of period	(1,130)	(852)

Net carrying value of servicing assets at end of period	$137,661	$131,537

Fair value disclosures:
Beginning of period	$163,182	$149,820
End of period	173,881	152,242

Unpaid principal balance of commercial real estate loans serviced for others (in millions)	$14,736	$12,231

The key economic assumptions used to estimate the fair value of the commercial real estate servicing assets as of March 31, 2006 and 2005 were as follows:

	March 31	March 31
	2006	2005

Weighted-average life (in years)	8.5	8.4
Weighted-average discount rate	13.73%	13.88%

Other Servicing Obligations: The Corporation also has recognized servicing assets related to sales or securitizations of automobile loans and home equity lines of credit. These servicing assets are accounted for using the amortization method as the risk related to these assets is not managed with derivatives or other financial instruments. These servicing assets are included in other assets on the balance sheet. The servicing asset related to securitized auto loans was $18 million and $6 million as of March 31, 2006 and 2005, respectively. The servicing asset related to home equity lines of credit was $6 million at March 31, 2006, with no such asset recognized at March 31, 2005. No servicing asset or liability has been recognized related to the Corporation’s obligation to service credit card loans as the fee received for performing this service is deemed adequate compensation, as it approximates the amount that would be paid to fairly compensate a substitute servicer, if one would be required.

Contractual Servicing Fees: Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan servicing revenue on the income statement.

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Residential real estate	$147,633	$129,744
Credit card	20,323	21,389
Commercial real estate	7,196	5,650
Automobile	10,045	3,288
Home equity lines of credit	2,027	—

Total contractual servicing fees	$187,224	$160,071

13. BORROWED FUNDS
Detail of borrowed funds follows:

	March 31	December 31	March 31
(In Thousands)	2006	2005	2005

U.S. Treasury notes	$75,797	$1,753,807	$734,230
Commercial paper	1,311,243	1,051,421	657,257
Federal Home Loan Bank Advances	—	150,000	—
Senior bank notes	98,000	137,000	60,000
Federal Reserve borrowings	510,000	—	—
Other	466,206	425,309	345,306

Total borrowed funds	$2,461,246	$3,517,537	$1,796,793

Weighted-average rate	4.84%	4.06%	2.59%

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At March 31, 2006, all outstanding U.S. Treasury notes were callable on demand by the U.S. Treasury. At December 31, 2005, $854 million of U.S. Treasury notes were callable on demand by the U.S. Treasury and $900 million of the notes were term notes with stated maturities of less than one month. At March 31, 2005, $234 million of notes were callable on demand by the U.S. Treasury and $500 million of the notes were term notes with a stated maturity of less than one month.
Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation. As of March 31, 2006, the entire balance is due within 3 months or less with the exception of $2 million which matures in 6 months or less.
The senior bank notes are issued by National City’s bank subsidiaries and have maturities of 3 months or less at March 31, 2006.
The Federal Reserve borrowings have a maturity of less than one week as of March 31, 2006.
The other category at March 31, 2006, December 31, 2005, and March 31, 2005 included liabilities totaling $303 million, $311 million, and $207 million, respectively, related to mortgage loans available for repurchase under GNMA and FNMA loan sale programs. See further discussion in Note 1.
14. LONG-TERM DEBT
The composition of long-term debt follows. This note excludes the discussion and amounts associated with the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 15 for further discussion on these obligations.

	March 31	December 31	March 31
(In Thousands)	2006	2005	2005

7.20% subordinated notes redeemed 2005	$—	$—	$250,496
3.20% senior notes due 2008	287,207	288,374	287,322
3.125% senior notes due 2009	187,466	189,023	187,951
5.75% subordinated notes due 2009	302,567	306,487	310,046
5.087% variable-rate senior note due 2010	299,887	299,880	—
4.90% senior notes due 2015	382,605	390,848	265,767
6.875% subordinated notes due 2019	753,151	782,748	770,227
8.375% senior note due 2032	69,599	73,059	73,529
Other	—	—	880

Total holding company	2,282,482	2,330,419	2,146,218

	March 31	December 31	March 31
(In Thousands)	2006	2005	2005
Senior bank notes	25,205,931	22,087,766	23,420,085
7.25% subordinated notes due 2010	239,792	244,601	248,421
6.30% subordinated notes due 2011	207,461	211,699	213,755
7.25% subordinated notes due 2011	195,459	199,501	198,707
6.25% subordinated notes due 2011	308,805	315,074	317,715
6.20% subordinated notes due 2011	503,106	514,262	515,804
4.63% subordinated notes due 2013	290,840	298,401	299,339
4.25% subordinated notes due 2018	218,784	227,077	221,158
Federal Home Loan Bank advances	3,812,219	3,920,391	4,851,321
Secured debt financings	28,556	130,970	480,175
Other	12,387	15,932	—

Total bank subsidiaries	31,023,340	28,165,674	30,766,480

Total long-term debt	$33,305,822	$30,496,093	$32,912,698

The amounts above represent the par value of the debt adjusted for any unamortized discount, other basis adjustments related to hedging the debt with derivative instruments, and fair value adjustments recognized in connection with debt acquired through acquisitions. The Corporation uses derivative instruments, primarily interest rate swaps and caps, to manage interest rate risk on its long-term debt. Interest rate swaps are used to hedge the fair value of certain fixed-rate debt by converting the debt to variable rate and are also used to hedge the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate. Interest rate caps are used to hedge cash flow variability by capping the interest payments associated with variable-rate debt issuances. Interest rate swaps and caps are based on the one- or three-month London Interbank Offering Rate (LIBOR) rate, the Federal Funds rate, or the Prime rate. Further discussion on derivative instruments is included in Notes 1 and 23.
The subordinated notes of the holding company and bank subsidiaries qualify for Tier 2 capital under the regulatory capital requirements of the federal banking agencies. Further discussion on regulatory capital requirements is included in Note 16.
A summary of par values and weighted-average rates of long-term debt as of March 31, 2006 follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk, amortization of discounts, and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-Average	Weighted-Average
(Dollars in Thousands)	Par Value	Contractual Rate	Effective Rate

Senior bank notes	$25,287,273	4.65%	4.67%
Subordinated notes	2,975,000	6.15	5.26
Senior notes	1,275,000	4.89	5.94
FHLB advances	3,780,062	4.83	4.26
Secured debt financings	28,499	7.03	6.52
Other	12,386	6.20	6.20

Total long-term debt	$33,358,220	4.82%	4.73%

Senior bank notes are issued by National City’s bank subsidiaries. During the first three months of 2006, senior bank notes with a par value of $5.7 billion were issued by the bank subsidiaries. At March 31, 2006, senior bank notes totaling $3.8 billion were contractually based on a fixed rate of interest and $21.5 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2006 to 2078.
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
At March 31, 2006, Federal Home Loan Bank (FHLB) advances consisted of $855 million of fixed-rate obligations and $2.9 billion of variable-rate obligations. The Corporation’s maximum remaining borrowing limit with the FHLB was $732 million at March 31, 2006. The Corporation pledged $17.1 billion in residential real estate loans and $9.4 billion in home equity lines of credit as collateral against FHLB borrowings at March 31, 2006. FHLB advances have maturities ranging from 2006 to 2030.
15. JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS AND CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION
As of March 31, 2006, National City sponsored five trusts, of which 100% of the common equity is owned by the Corporation, formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust.

Distributions on the capital securities issued by First of America Capital Trust I, Fort Wayne Capital Trust I, and Provident Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Allegiant Capital Trust II are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Banc Services Corp. Statutory Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 3.45 basis points, with a maximum interest rate of 11.95%. The interest rate associated with the Banc Services Corp. Statutory Trust capital securities was 8.41% at March 31, 2006.
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

During the first three months of 2006, the Corporation redeemed the capital securities of Provident Capital Trust IV.
The capital securities held by the trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. On March 1, 2005, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under the final rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. These rules had no impact on the Corporation’s Tier 1 capital.
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

	March 31	December 31	March 31
(In Thousands)	2006	2005	2005

8.12% junior subordinated debentures owed to First of America Capital Trust I due January 31, 2027	$154,640	$154,640	$154,640
9.85% junior subordinated debentures owed to Fort Wayne Capital Trust I due April 15, 2027	30,928	30,928	30,928
9.00% junior subordinated debentures owed to Allegiant Capital Trust II due September 30, 2031	42,250	42,725	44,150
8.60% junior subordinated debentures owed to Provident Capital Trust I due December 1, 2026	107,578	109,373	114,306
10.25% junior subordinated debentures owed to Provident Capital Trust III redeemed December 30, 2005	—	—	118,974
9.45% junior subordinated debentures owed to Provident Capital Trust IV redeemed March 30, 2006	—	128,339	129,218
Variable-rate junior subordinated debentures owed to Banc Services Corp. Statutory Trust I due June 26, 2032	7,468	7,518	7,669

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$342,864	$473,523	$599,885

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

Regulatory and other capital measures follow:

	March 31		December 31		March 31
	2006		2005		2005
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity/assets	$12,622,938	9.00%	$12,612,871	8.86%	$12,643,489	8.97%
Total common equity/assets	12,622,938	9.00	12,612,871	8.86	12,643,489	8.97
Tangible common equity/tangible assets	9,162,653	6.70	9,131,409	6.57	9,146,978	6.65
Tier 1 capital	9,395,516	7.38	9,517,347	7.43	9,731,155	7.91
Total risk-based capital	13,120,919	10.31	13,499,910	10.54	13,853,377	11.25
Leverage	9,395,516	6.92	9,517,347	6.83	9,731,155	7.22

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
National City Corporation’s Tier 1, total risk-based capital, and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at all of National City’s subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was March 15, 2006, each of the Corporation’s subsidiary banks was considered well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since these filings were made that management believes have changed any subsidiary bank’s capital category. As of March 31, 2006, each of the subsidiary banks was also categorized as well-capitalized.
As discussed in Note 15, the capital securities held by the First of America, Fort Wayne, Allegiant, Provident, and Banc Services Corp. subsidiary trusts qualify as Tier 1 capital under Federal Reserve Board guidelines. On March 1, 2005, the Federal Reserve issued rules that retain Tier 1 capital treatment for trust preferred securities but with stricter limits. Under these rules, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements will retain its current limit of 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. These rules had no impact on the Corporation’s Tier 1 capital.
The Corporation’s subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. There was no required reserve balance at March 31, 2006.
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
Dividends paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations. In 2006, the subsidiary banks may pay dividends of $1 billion, plus an additional amount equal to their net profits for the remainder of 2006, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.
17. STOCKHOLDERS’ EQUITY
A summary of outstanding shares of preferred and common stock follows:

	March 31	December 31	March 31
	2006	2005	2005

Preferred Stock, no par value, $100 liquidation value per share, authorized 5,000,000 shares	70,272	70,272	70,272
Common Stock, $4 par value, authorized 1,400,000,000 shares	609,991,042	615,047,663	637,771,299

Stock Repurchases: On October 24, 2005, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock, subject to an aggregate purchase limit of $1.6 billion. Shares repurchased under this program are held for reissue in connection with stock compensation plans and for general corporate purposes. During the first three months of 2006 and 2005, the Corporation repurchased 7.5 million and 13.9 million shares, respectively. As of March 31, 2006, 26.1 million shares remain authorized for repurchase.
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
Preferred Securities of Subsidiaries: As part of the acquisition of Provident, PFGI Capital Corporation (PFGI Capital) became a consolidated subsidiary of the Corporation. The purpose of PFGI Capital is to hold and manage commercial mortgage loan assets and other authorized investments acquired from the Corporation to generate net income for distribution to its stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes. Upon its formation, PFGI Capital issued 6.6 million equity units (PRIDES) to outside investors. Each PRIDES was comprised of two components — a three-year forward purchase contract and PFGI Capital Series A Preferred Stock. During the first quarter of 2005, certain PRIDES holders exercised their Forward Purchase Contracts which entitled them to purchase 3,801,903 newly issued shares of National City common stock for $97 million. All such forward contracts were exercised in 2005. The ownership by outside investors is accounted for as a minority interest in the consolidated financial statements.
Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows.

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Accumulated unrealized (losses) gains on securities available for sale at January 1, net of tax	$(4,018)	$107,193
Net unrealized losses for the period, net of tax benefit of $24,318 in 2006 and $40,455 in 2005	(45,162)	(75,131)
Reclassification adjustment for gains included in net income, net of tax expense of $4,101 in 2006 and $4,989 in 2005	(7,615)	(9,264)

Effect on other comprehensive income for the period	(52,777)	(84,395)

Accumulated unrealized (losses) gains on securities available for sale at March 31, net of tax	$(56,795)	$22,798

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at January 1, net of tax	$15,883	$(6,605)
Net unrealized gains for the period, net of tax expense $4,719 in 2006 and $12,319 in 2005	8,764	22,878
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $9,224 in 2006 and $(4,185) in 2005	(17,130)	7,771

Effect on other comprehensive income for the period	(8,366)	30,649

Accumulated unrealized gains on derivatives used in cash flow hedging relationships at March 31, net of tax	$7,517	$24,044

Accumulated other comprehensive income at January 1, net of tax	$11,865	$100,588
Other comprehensive loss, net of tax	(61,143)	(53,746)

Accumulated other comprehensive (loss) income at March 31, net of tax	$(49,278)	$46,842

18. NET INCOME PER COMMON SHARE
Basic and diluted net income per common share calculations follow:

	Three Months Ended
	March 31
(Dollars in Thousands, Except Per Share Amounts)	2006	2005

Basic
Net income	$458,807	$484,142
Less preferred dividends	415	393

Net income applicable to common stock	$458,392	$483,749

Average common shares outstanding	611,910,838	643,004,817

Net income per common share — basic	$.75	$.75

Diluted
Net income	$458,807	$484,142

Average common shares outstanding	611,910,838	643,004,817
Stock awards	6,664,899	7,233,949
Convertible preferred stock	1,121,541	1,121,541
Forward contracts	—	1,127,180

Average common shares outstanding — diluted	619,697,278	652,487,487

Net income per common share — diluted	$.74	$.74

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.
Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards. In 2005, diluted common shares outstanding also considered commitments to issue additional shares pursuant to forward contracts, which were exercised in full in 2005. For the three months ended March 31, 2006 and 2005, options to purchase 10.7 million and 5.1 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Diluted net income is not adjusted for preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period.
19. INCOME TAX EXPENSE
The composition of income tax expense follows:

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Applicable to income exclusive of securities transactions	$199,691	$245,239
Applicable to securities transactions	4,089	4,988

Income tax expense	$203,780	$250,227

The effective tax rate for the three month periods ended March 31, 2006 and 2005 was 30.8% and 34.1%, respectively.
20. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS
Commitments: A summary of the contractual amount of significant commitments follows:

	March 31	December 31	March 31
(In Thousands)	2006	2005	2005

Commitments to extend credit:
Commercial	$23,042,125	$22,987,569	$19,361,150
Residential real estate	11,328,420	9,052,485	15,673,460
Revolving home equity and credit card lines	33,948,846	34,080,110	31,336,531
Other	804,740	646,576	425,961
Standby letters of credit	4,901,769	4,745,848	4,537,084
Commercial letters of credit	266,337	361,678	289,770
Net commitments to sell mortgage loans and mortgage-backed securities	6,011,158	1,495,089	5,457,780
Net commitments to sell commercial real estate loans	286,536	284,724	905,838
Commitments to fund principal investments	289,592	295,165	243,143
Commitments to fund civic and community investments	407,083	351,282	321,314
Commitments to purchase beneficial interests in securitized automobile loans	876,850	994,632	—

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
National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to an unrelated commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as automobile loans securitized by the Corporation in 2005. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank, as well as another financial institution, to purchase an undivided interest in its note representing a beneficial interest in the securitized automobile loans. This commitment expires in December 2006 but may be renewed annually for an additional 12 months by mutual agreement of the parties.
Contingent Liabilities and Guarantees: The Corporation enters into agreements to sell residential mortgage loans and home equity lines of credit (collectively, loans) in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Corporation generally repurchases or provides indemnification on such loans. Indemnification requests are generally received within two years subsequent to sale.
Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $14.1 billion and $18.0 billion for the first quarters of 2006 and 2005, respectively. Total loans repurchased or indemnified were $89 million and $111 million during the first three months of 2006 and 2005, respectively. Loans indemnified that remain outstanding totaled $335 million as of March 31, 2006. In addition, total loans sold of $103 million remain uninsured as of March 31, 2006. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $28 million and $16 million for the first three months of 2006 and 2005, respectively. At March 31, 2006, December 31, 2005 and March 31, 2005, the liability for estimated losses on repurchase and indemnification was $221 million, $238 million, and $212 million, respectively, and was included in other liabilities on the balance sheet.

Red Mortgage Capital, a wholly owned subsidiary, is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. As of March 31, 2006, December 31, 2005 and March 31, 2005, Red Mortgage Capital serviced loans, with risk sharing under the DUS program, had outstanding principal balances aggregating $4.6 billion, $4.4 billion, and $4.4 billion, respectively. This guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $8 million, $7 million, and $10 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.
The guarantee liability for standby letters of credit was $45 million, $50 million, and $59 million at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. This liability was recorded in other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.
The Corporation, through various subsidiaries, formerly provided merchant card processing or sponsorship services. Under the rules of Visa® and MasterCard®, when a merchant processor acquires card transactions, it has certain contingent liabilities for the transactions processed. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such a case, the transaction is “charged back” to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If the Corporation is unable to collect this amount from the merchant’s account, and if the merchant refuses or is unable to reimburse the Corporation for the chargeback due to liquidation or other reasons, the Corporation will bear the loss for the amount of the refund paid to the cardholder. The Corporation has exited the merchant card processing business and has no continuing or future exposure to potential chargeback liabilities, except for the exposure to United Airlines as described in the following paragraph.
In connection with the sale of the Corporation’s former subsidiary, National Processing, the Corporation retained the contractual obligation to process card transactions for United Airlines, Inc. until a successor processor could be appointed. The Corporation was paid $36 million to retain this obligation which was recognized in accrued expenses and other liabilities as a FIN 45 guarantee. On January 11, 2006, a successor processor began processing United’s card transactions. As a consequence, the Corporation’s exposure to potential chargebacks has diminished as previously unflown tickets have been utilized. As of March 31, 2006, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract was approximately $110 million. If United Airlines were to cease operations, the Corporation could become financially responsible for refunding these tickets. Based upon available information, this amount represents management’s best estimate of its maximum potential chargeback exposure. The Corporation holds no significant collateral related to this contract. However, management believes the risk of a material loss is remote. In the first three months of 2006, $31 million of the $36 million chargeback guarantee liability was recognized in other noninterest income as the chargeback exposure diminished. The balance of the exposure is expected to fall further in the next several months.
National City and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These proceedings include claims brought against the Corporation and its subsidiaries where National City acted as depository bank, lender, underwriter, fiduciary, financial advisor, broker or other business activities. Reserves are established for legal claims when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated.
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
Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa®, MasterCard®, and several major financial institutions, including seven cases naming the Corporation and its subsidiary, National City Bank of Kentucky. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. Given the preliminary stage of these suits, it is not possible for management to assess the probability of a material adverse outcome or the range of possible damages, if any.

On March 31, 2006, the Corporation and National City Bank were served with a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas. The plaintiff, Data Treasury Corporation, claims that the Corporation, as well as over 50 other financial institutions or check processors, are infringing on its patents involving check imaging, storage and transfer. The plaintiff seeks unspecified damages and injunctive relief. At this stage of this lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or the range of possible damages, if any.
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
21. STOCK OPTIONS AND AWARDS
Under the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan) up to 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition, no more than 13 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options. As of March 31, 2006, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 25 million and 9 million shares, respectively.
Stock Options: Stock options may be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually, beginning one year from the date of grant, and expire not later than 10 years from the date of grant. In addition, stock options may be granted that include the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option. During the first three months of 2006 and 2005, pretax compensation expense recognized for stock options totaled $6 million for each period. The tax benefit for each of the first three months of 2006 and 2005 was $2 million.
The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation’s employee stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. Historically, the Corporation placed exclusive reliance on historical volatility to determine the expected volatility assumption. During the fourth quarter of 2005, the Corporation refined its method of estimating expected volatility to include both historical volatility and implied volatility based upon National City options traded in the open market. The expected dividend yield is computed based on the Corporation’s current dividend rate. The expected term of the options is based on the Corporation’s historical exercise experience, and the risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the options. The following assumptions were used to determine the fair value of options granted in the periods stated below:

	For the Three Months Ended
	2006	2005

Expected volatility	19.7%	20.9%
Expected dividend yield	4.4	3.7
Risk-free interest rate	4.0	3.5
Expected term (in years)	5	5

Stock option activity for the three months ended March 31 follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate Intrinsic Value
	Shares	Price	(in years)	(In thousands)

Outstanding at January 1, 2005	54,700,740	$29.83
Granted	353,335	36.17
Exercised	(1,305,286)	23.71
Forfeited or expired	(74,695)	31.82

Outstanding at March 31, 2005	53,674,094	$30.02	5.6	$217,729

Exercisable at March 31, 2005	44,111,961	$28.92	4.6	$217,696

Outstanding at January 1, 2006	50,135,498	$30.72
Granted	186,946	34.60
Exercised	(2,899,047)	26.25
Forfeited or expired	(256,539)	35.14

Outstanding at March 31, 2006	47,166,858	$30.99	5.0	$197,898

Exercisable at March 31, 2006	39,120,810	$30.15	4.3	$195,134

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $4.62 and $5.41, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $25 million and $16 million, respectively. As of March 31, 2006, there was $34 million of total unrecognized compensation cost related to nonvested stock option awards. The cost is expected to be recognized over a period of four years.
Cash received from the exercise of options for the three months ended March 31, 2006 and 2005, was $57 million and $18 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $8 million and $4 million for the three months ended March 31, 2006 and 2005, respectively. The Corporation generally uses treasury shares to satisfy stock option exercises.
Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four year period. The Corporation recognizes compensation expense over the restricted period. Pretax compensation expense recognized for restricted shares during the first three months of 2006 and 2005 totaled $10 million and $9 million, respectively. The tax benefit for each of the first three months of 2006 and 2005 was $4 million.
Restricted share activity follows:

		For the Three Months Ended
	2006		2005
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1	6,452,193	$33.76	4,838,125	$31.47
Granted	7,693	34.55	314,547	35.65
Vested	(256,372)	33.98	(238,088)	32.00
Forfeited	(115,393)	33.55	(55,923)	29.43

Nonvested at March 31	6,088,121	$33.75	4,858,661	$31.73

As of March 31, 2006, there was $116 million of total unrecognized compensation cost related to restricted shares granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005, was $9 million for each period.

22. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
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
Using an actuarial measurement date of October 31, components of net periodic cost for the three months ended March 31 follow:

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Pension Benefits
Service cost	$14,532	$15,035
Interest cost	22,359	21,293
Expected return on plan assets	(34,682)	(34,498)
Amortization of prior service cost	(1,189)	(1,189)
Recognized net actuarial loss	275	375

Net periodic cost	$1,295	$1,016

Postretirement Benefits
Service cost	$596	$846
Interest cost	2,252	2,233
Amortization of prior service cost	62	24
Transition obligation	350	350
Recognized net actuarial loss	143	245

Net periodic cost	$3,403	$3,698

Actuarial assumptions used to determine the net periodic costs were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Weighted-Average Assumptions
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	2.75-7.50	2.75-7.50	2.75-7.50	2.75-7.50
Expected long-term return on plan assets	8.5	8.5	—	—

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At March 31, 2006, December 31, 2005, and March 31, 2005, obligations of $97 million, $95 million and $91 million, respectively, were included in accrued expenses and other liabilities for these plans. Expenses related to these plans totaled $4 million for each of the first three months of 2006 and 2005.
Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2006 and 2005, the Corporation provided up to a 6.9% matching contribution. For the first three months of 2006 and 2005, the expense related to the plan was $27 million and $25 million, respectively.
23. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. It also executes derivative instruments with its commercial banking customers to facilitate their risk management strategies. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments, such as residential and commercial real estate loan commitments, which by definition qualify as derivative instruments under SFAS 133.
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
Credit risk occurs when a counterparty to a derivative contract where the Corporation has an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At March 31, 2006, these collateral agreements covered 99.8% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At March 31, 2006, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $140 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $367 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer.
Derivative contracts are valued using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of its derivatives. The interest rates used in these cash flow models are based on forward yield curves that are observable in the current cash and derivatives markets, consistent with how derivatives are valued by market participants. Cash flow models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage banking loan commitment is based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The change in fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices. The probability that the loan will fund is derived from the Corporation’s own historical empirical data. The change in value of the underlying mortgage loan is measured from the commitment date. At the time of issuance, the estimated fair value of the commitment is zero. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on March 31, 2006, December 31, 2005, and March 31, 2005.
Fair Value Hedges: The Corporation primarily uses interest rate swaps, interest rate futures, interest rate caps and floors, interest rate options, interest rate forwards, and forward purchase and sales commitments to hedge the fair values of residential mortgage and commercial real estate loans held for sale and certain fixed-rate commercial portfolio loans for changes in interest rates. The Corporation also uses receive-fixed interest rate swaps to hedge the fair values of certain fixed-rate funding products against changes in interest rates. The funding products hedged include purchased certificates of deposit, long-term FHLB advances, senior and subordinated long-term debt, and senior bank notes.
Prior to January 1, 2006, certain derivative instruments were designated in SFAS 133 hedge relationships as hedges of residential mortgage servicing rights. Since the adoption of SFAS 156 on January 1, 2006, residential mortgage servicing rights are accounted for at fair value and are no longer designated in SFAS 133 hedge relationships. The derivative instruments used to hedge the risk related to these assets are now included in the Other Derivative Activities section below.
For specifically designated fair value hedges of certain fixed-rate debt, retrospective hedge effectiveness is assessed using the short-cut method when all of the criteria of paragraph 68 of SFAS 133 are met. For other fair value hedges of fixed-rate debt, including purchased certificates of deposit, management uses a monthly dollar offset ratio to test retrospective effectiveness. For fair value hedges of portfolio loans and residential mortgage loans held for sale, a dollar offset ratio test is performed on a daily basis. Effectiveness testing for commercial real estate loans held for sale is measured monthly using a dollar offset ratio. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness.

For the three month periods ended March 31, 2006 and 2005, the Corporation recognized total net ineffective fair value hedge gains (losses) of $1 million and $(41) million, respectively. Details of net ineffective hedge gains and losses by hedge strategy are presented in the tables on page 43-44. Net ineffective hedge gains and losses on residential mortgage and commercial real estate loans held for sale are included in loan sale revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial portfolio loans and fixed-rate funding products are included in other noninterest income on the income statement. Net ineffective hedge gains and losses related to hedging mortgage servicing rights recognized prior to January 1, 2006 were included in loan servicing revenue on the income statement.
Cash Flow Hedges: The Corporation hedges cash flow variability related to variable-rate funding products, specifically FHLB advances, senior bank notes, and Federal funds borrowed, through the use of pay-fixed interest rate swaps and interest rate caps. The Corporation also sometimes uses forward starting pay-fixed interest rate swaps and caps to hedge forecasted cash flows associated with debt instruments anticipated to be issued in the future.
Retrospective hedge effectiveness for cash flow hedges of variable-rate funding products is determined using a dollar offset ratio applied on a monthly basis. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For the three month periods ended March 31, 2006 and 2005, the Corporation recognized net ineffective cash flow hedge losses of $34 thousand and $122 thousand, respectively. These losses are included in other noninterest income on the income statement.
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At March 31, 2006, December 31, 2005, and March 31, 2005, accumulated other comprehensive income included a deferred after-tax net gain of $8 million, $16 million and $24 million, respectively, related to derivatives used to hedge funding cash flows. See Note 17 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative gain included in accumulated other comprehensive income at March 31, 2006 was projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through July 2008, with $10 million of after-tax net gain expected to be recognized in interest expense within the next year. There were no gains or losses reclassified into earnings in either the first quarter of 2006 or 2005 arising from the determination that the original forecasted transaction would not occur.

Summary information regarding the interest rate derivatives portfolio used for interest rate risk management purposes and designated as accounting hedges under SFAS 133 at March 31, 2006, December 31, 2005, and March 31, 2005 follows:

	March 31, 2006				December 31, 2005
		Derivative				Derivative
				Net Ineffective
	Notional			Hedge Gains	Notional
(In Millions)	Amount	Asset	Liability	(Losses)(a)	Amount	Asset	Liability

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$121	$1.2	$.4		$121	$1.5	$.1
Pay-fixed interest rate swaps	3,430	65.4	17.6		3,864	49.4	38.5
Pay-fixed interest rate swaptions sold	50	—	.2		50	—	.5
Interest rate caps sold	200	—	.1		210	—	.1
Interest rate floors sold	260	—	.1		260	—	.4
Interest rate futures purchased	2,742	—	—		3,146	—	—
Interest rate futures sold	2,991	—	—		3,614	—	—

Total	9,794	66.6	18.4	$3.7	11,265	50.9	39.6

Mortgage loans held for sale
Forward commitments to sell mortgage loans and mortgage-backed securities	3,004	19.4	2.9		2,670	1.3	20.5
Receive-fixed interest rate swaps	1,815	20.8	33.9		2,090	20.5	36.3
Pay-fixed interest rate swaps	550	—	.8		550	—	15.8
Pay-fixed interest rate swaptions purchased	—	—	—		500	3.7	—
Interest rate caps purchased	2,000	9.5	—		2,000	7.3	—
Interest rate futures purchased	—	—	—		75	—	—

Total	7,369	49.7	37.6	.5	7,885	32.8	72.6

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	104	.2	.1	—	13	—	.4

Mortgage servicing rights (b)
Forward commitments to purchase mortgage loans and mortgage-backed securities					6,965	44.0	—
Receive-fixed interest rate swaps					11,810	79.9	217.4
Receive-fixed interest rate swaptions purchased					4,050	40.2	—
Receive-fixed interest rate swaptions sold					500	—	—
Pay-fixed interest rate swaps					2,000	—	3.6
Pay-fixed interest rate swaptions purchased					15,450	53.4	—
Pay-fixed interest rate swaptions sold					265	—	1.7
Principal-only interest rate swaps					864	5.5	—
Options to purchase mortgage-backed securities					—	1.5	—
Interest rate caps purchased					24,450	37.2	—
Interest rate caps sold					3,000	—	—
Interest rate floors purchased					500	4.6	—
Interest rate futures purchased					720	—	—

Total	—	—	—	—	70,574	266.3	222.7

Funding
Receive-fixed interest rate swaps	8,177	95.8	172.6		8,069	160.3	118.4
Callable receive-fixed interest rate swaps	2,541	—	117.2		2,780	1.2	85.1

Total	10,718	95.8	289.8	(3.1)	10,849	161.5	203.5

Total derivatives used in fair value hedges	27,985	212.3	345.9	1.1	100,586	511.5	538.8

Cash Flow Hedges
Funding
Pay-fixed interest rate swaps	—	—	—		275	4.6	—
Interest rate caps purchased	4,800	4.7	—		4,800	18.9	—

Total	4,800	4.7	—	—	5,075	23.5	—

Total derivatives used in cash flow hedges	4,800	4.7	—	—	5,075	23.5	—

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$32,785	$217.0	$345.9	$1.1	$105,661	$535.0	$538.8

(a)	Represents net ineffective hedge gain (loss) on hedging strategy for the three-month period ended March 31, 2006.
(b)	Effective January 1, 2006, mortgage servicing rights are carried at fair value and no longer designated in SFAS 133 hedge relationships.

	March 31, 2005
		Derivative		Net Ineffective
	Notional			Hedge Gains
(In Millions)	Amount	Asset	Liability	(Losses)(a)

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$68	$1.4	$.1
Receive-fixed interest rate swaptions sold	25	—	—
Pay-fixed interest rate swaps	3,685	40.8	63.4
Pay-fixed interest rate swaptions sold	175	—	2.1
Interest rate caps sold	515	—	.3
Interest rate floors sold	260	—	1.4
Interest rate futures purchased	2,393	—	—
Interest rate futures sold	2,967	—	—

Total	10,088	42.2	67.3	$6.5

Mortgage loans held for sale
Forward commitments to sell mortgage loans and mortgage-backed securities	1,802	64.6	—
Receive-fixed interest rate swaps	875	3.4	18.9
Pay-fixed interest rate swaptions purchased	750	1.3	—
Interest rate caps purchased	3,500	1.9	—
Interest rate futures purchased	110	—	—

Total	7,037	71.2	18.9	4.2

Mortgage servicing rights
Forward commitments to purchase mortgage loans and mortgage-backed securities	8,290	—	56.7
Receive-fixed interest rate swaps	9,235	130.8	175.4
Receive-fixed interest rate swaptions purchased	1,500	2.0	—
Receive-fixed interest rate swaptions sold	500	—	.9
Pay-fixed interest rate swaptions purchased	11,100	48.5	—
Pay-fixed interest rate swaptions sold	400	—	12.0
Principal-only interest rate swaps	848	6.6	.2
Interest rate caps purchased	25,650	31.4	—
Interest rate caps sold	3,000	—	.9
Interest rate floors purchased	1,500	—	—
Interest rate futures purchased	85	—	—

Total	62,108	219.3	246.1	(50.9)

Funding
Receive-fixed interest rate swaps	7,918	174.4	132.6
Callable receive-fixed interest rate swaps	2,936	6.1	85.6

Total	10,854	180.5	218.2	(.4)

Total derivatives used in fair value hedges	90,087	513.2	550.5	(40.6)

Cash Flow Hedges
Funding Pay-fixed interest rate swaps	4,350	30.0	—
Interest rate caps purchased	4,800	31.2	—

Total	9,150	61.2	—	(.1)

Total derivatives used in cash flow hedges	9,150	61.2	—	(.1)

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$99,237	$574.4	$550.5	$(40.7)

(a)	Represents net ineffective hedge gain (loss) on hedging strategy for the three-month period ended March 31, 2005.
Other Derivative Activities: The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. Those derivatives primarily include swaps, futures, options, and forwards used for interest rate and other risk management purposes, as well as residential and commercial mortgage banking loan commitments defined as derivatives under SFAS 133. Price risk associated with mortgage banking loan commitments is managed primarily through the use of other derivative instruments, such as forward sales of mortgage loans and mortgage-backed securities. Because mortgage banking loan commitments are defined as derivative instruments under SFAS 133, the associated derivative instruments used for risk management do not qualify for hedge accounting under SFAS 133. Since the January 1, 2006 adoption of SFAS 156, which allows servicing assets to be accounted for at fair value, the derivative instruments used to hedge risk associated with declines in the value of residential mortgage servicing rights are no longer designated in SFAS 133 hedge relationships with these assets and are now included in the table below.
The derivatives portfolio also includes certain derivative instruments held for trading purposes as they are entered into primarily for the purpose of making short-term profits or for providing risk management products to commercial banking customers.
Gains and losses on derivatives used to manage risk associated with mortgage servicing rights are included in loan servicing income, while gains and losses on mortgage and commercial real estate loan commitments and associated loan risk management instruments are included in loan sale revenue on the income statement. Gains and losses on the derivative instruments held for trading or other risk management purposes are included in other noninterest income.

A summary of derivative instruments not in SFAS 133 hedge relationships by type of activity follows:

	Net Derivative Asset (Liability)			Net Gains (Losses)
				Three Months Ended
	March 31	December 31	March 31	March 31
(In Millions)	2006	2005	2005	2006	2005

Loan sale and servicing related:
Mortgage servicing right risk management	$(264.6)	$(6.4)	$4.4	$(321.1)	$68.9
Mortgage and commercial real estate loan commitments and loan risk management	(8.8)	(8.4)	21.7	11.1	82.3

Total loan sale and servicing related	(273.4)	(14.8)	26.1	(310.0)	151.2

Trading derivatives:
Customer risk management	26.0	23.5	15.1	3.3	2.6
Other	(4.7)	3.0	.6	.1	4.7

Total trading	21.3	26.5	15.7	3.4	7.3

Used for other risk management purposes	18.5	26.7	3.8	(9.9)	(.4)

Total other derivative instruments	$(233.6)	$38.4	$45.6	$(316.5)	$158.1

24. LINE OF BUSINESS RESULTS
At March 31, 2006, National City operated five major lines of business: Consumer and Small Business Financial Services, Wholesale Banking, National City Mortgage, National Consumer Finance, and Asset Management. Effective January 1, 2006, the Corporation implemented a change in the management and reporting of its dealer finance business. In prior periods, dealer finance was managed and reported as a unit of Consumer and Small Business Financial Services. In late 2005, the Corporation announced its plans to exit the indirect automobile lending business. As a result, the management and reporting of the dealer finance business were realigned. Automobile floorplan lending is now reported within Wholesale Banking. Recreational finance lending is reported within National Consumer Finance. The remaining components of dealer finance, including automobile leases, manufactured housing loans and other business units which are no longer actively lending, are reported within Parent and Other. Prior periods’ results have been reclassified to conform with the current presentation.
Consumer and Small Business Financial Services (CSB) provides banking services to consumers and small businesses within National City’s seven-state footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, CSB’s activities also include small business banking services, education finance, retail brokerage, and lending-related insurance services. Consumer lending products include home equity, government or privately guaranteed student loans, and credit cards and other unsecured personal and small business lines of credit. Major revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees. CSB’s expenses are mainly personnel and branch network support costs.
Wholesale Banking provides credit-related and treasury management services, as well as capital markets and international services, to large- and medium-sized corporations. Major products and services include: lines of credit, term loans, leases, automobile floorplan lending, investment real estate lending, asset-based lending, structured finance, syndicated lending, equity and mezzanine capital, treasury management, and international payment and clearing services. A major source of revenue is from companies with annual sales in the $5 million to $500 million range across a diverse group of industries, generally within National City’s seven-state footprint. Expenses include personnel and support costs, in addition to credit costs.
National City Mortgage (NCM) primarily originates conventional residential mortgage and home equity loans both within National City’s banking footprint and nationally. NCM’s activities also include servicing mortgage loans for third-party investors. Mortgage loans originated by NCM generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During the first three months of 2006, approximately 37% of NCM mortgage loans were originated through wholesale and correspondent channels, while 63% were originated through retail mortgage branches operated by NCM nationally, or through CSB bank branches within National City’s banking footprint. Significant revenue streams for NCM include net interest income on loans held for sale and fee income related to the origination, sale, and servicing of loans. Expenses include personnel costs, branch office costs, third-party outsourcing, and loan collection expenses.

National Consumer Finance (NCF) is comprised of four business units involved in the origination, sale and servicing of home equity loans, lines of credit, and nonconforming residential mortgage loans. Loans are originated nationally through correspondent relationships and a network of brokers. The National Home Equity business unit within NCF originates, primarily through brokers, prime-quality home equity loans outside National City’s banking footprint. Historically, all of these loans were held in portfolio, but in late 2005, the Corporation announced plans to sell or securitize most of its future home equity production. The Corporation sold $1.1 billion of home equity lines of credit during the first quarter of 2006. Nonconforming mortgage loans are originated by First Franklin Financial Corporation (First Franklin), principally through wholesale channels, including a national network of brokers and mortgage bankers. During the first three months of 2006, 16% of First Franklin originated loans were retained in portfolio compared to 30% for the same period of 2005. During the first three months of 2006, all of the First Franklin loans sold were sold with servicing retained versus 42% of loans sold servicing retained in the same period of 2005. National City Home Loan Services (NCHLS) services First Franklin loans which are retained in portfolio as well as third party originated loans. Management plans to sell most of First Franklin’s future production. The National City Warehouse Resources business unit within NCF provides emerging mortgage bankers across the country with lines of credit for loan funding purposes. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination, sale and servicing of loans. Expenses include personnel costs, branch office costs, and loan servicing and collection expenses.
The Asset Management business includes both institutional asset and personal wealth management. Institutional asset management services are provided by two business units — Allegiant Asset Management Group and Allegiant Asset Management Company. These business units provide investment management, custody, retirement planning services, and other corporate trust services to institutional clients, and act as the investment advisor for the Allegiant® mutual funds (formerly the Armada® mutual funds). The clients served include publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City’s banking footprint and generally complementing its corporate banking relationships. Personal wealth management services are provided by two business units — Private Client Group and Sterling. Products and services include private banking services and tailored credit solutions, customized investment management services, brokerage, financial planning, as well as trust management and administration for affluent individuals and families. Sterling offers financial management services for high net worth clients.
The business units are identified by the product or services offered and the channel through which the product or service is delivered. The reported results attempt to reflect the underlying economics of the businesses. Expenses for centrally provided services are allocated based upon estimated usage of those services. The business units’ assets and liabilities are match-funded and interest rate risk is centrally managed as part of investment funding activities. Asset securitizations are also considered funding activities and the effects of such securitizations are generally included within the Parent and Other category. Loans sold through securitizations continue to be reflected as owned by the business unit that manages those assets. Asset sales and other transactions between business units are primarily conducted at fair value, resulting in gains or losses that are eliminated for reporting consolidated results of operations. Parent and Other is primarily comprised of the results of investment funding activities, intersegment revenue and expense eliminations, and unallocated corporate income and expense. The intersegment revenue and expense amounts presented in the tables relate to either services provided or asset sales between the operating segments. The amounts do not include reimbursements related to expense allocations and the effects of centrally managing interest rate risk. The accounting policies of the individual business units are the same as those of the Corporation. Certain prior period amounts have been reclassified to conform with the current period’s presentation.

Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business follows:

	Consumer and
	Small Business			National
	Financial	Wholesale	National City	Consumer	Asset	Parent and	Consolidated
(In Thousands)	Services	Banking	Mortgage	Finance	Management	Other	Total

Three months ended March 31, 2006

Net interest income (expense)(a)(b)	$493,490	$369,494	$61,761	$296,663	$30,963	$(68,591)	$1,183,780
Provision (benefit) for credit losses	27,533	(6,681)	6,148	9,285	703	(9,945)	27,043

Net interest income (expense) after provision	465,957	376,175	55,613	287,378	30,260	(58,646)	1,156,737
Noninterest income	240,100	168,471	(2,344)	69,280	85,182	94,958	655,647
Noninterest expense	416,017	216,078	164,580	155,765	77,730	112,142	1,142,312

Income (loss) before taxes	290,040	328,568	(111,311)	200,893	37,712	(75,830)	670,072
Income tax expense (benefit)(a)	111,791	123,781	(42,088)	75,937	14,255	(72,411)	211,265

Net income (loss)	$178,249	$204,787	$(69,223)	$124,956	$23,457	$(3,419)	$458,807

Intersegment revenue (expense)	$(601)	$5,711	$14,190	$(18,140)	$1,466	$(2,626)	$—
Average assets (in millions)	24,287	46,222	12,088	40,430	3,625	12,744	139,396

Three months ended March 31, 2005

Net interest income (expense)(a)(b)	$478,656	$342,080	$103,129	$309,102	$29,067	$(105,097)	$1,156,937
Provision (benefit) for credit losses	59,398	(19,478)	30,531	7,977	560	(8,541)	70,447

Net interest income (expense) after provision	419,258	361,558	72,598	301,125	28,507	(96,556)	1,086,490
Noninterest income	202,608	128,727	223,268	81,914	84,595	78,496	799,608
Noninterest expense	392,201	195,368	180,116	122,144	79,047	175,890	1,144,766

Income (loss) before taxes	229,665	294,917	115,750	260,895	34,055	(193,950)	741,332
Income tax expense (benefit)(a)	89,216	111,876	30,641	98,619	12,873	(86,035)	257,190

Net income (loss)	$140,449	$183,041	$85,109	$162,276	$21,182	$(107,915)	$484,142

Intersegment revenue (expense)	$(837)	$5,653	$15,122	$(8,492)	$1,246	$(12,692)	$—
Average assets (in millions)	23,769	42,083	15,203	37,543	3,295	16,623	138,516

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.
(b)	Effective January 1, 2006, the Corporation changed its methodology for allocating interest credit on mortgage escrow accounts from a short-term rate to a longer-term swap rate to better reflect the duration of these accounts. This change did not have a significant impact on NCM’s net interest income for 2006 as the yield curve was relatively flat. Had this same methodology been applied to prior periods, NCM’s net interest income for the first quarter of 2005 would have increased by $9 million.

25. FINANCIAL HOLDING COMPANY
Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:
Balance Sheets

	March 31	December 31	March 31
(In Thousands)	2006	2005	2005

Assets
Cash and demand balances due from banks	$498,828	$509,001	$638,666
Loans to and receivables from subsidiaries	634,035	988,695	698,444
Securities	183,365	337,882	424,098
Other investments	267,226	238,655	110,629
Investments in:
Subsidiary banks	13,095,800	12,901,087	13,079,188
Nonbank subsidiaries	452,268	394,523	330,303
Goodwill	121,865	121,865	110,915
Derivative assets	58,138	90,655	92,912
Other assets	702,155	728,260	662,093

Total Assets	$16,013,680	$16,310,623	$16,147,248

Liabilities and Stockholders’ Equity
Long-term debt	$2,282,478	$2,330,416	$2,146,218
Borrowed funds from subsidiaries	342,864	473,522	599,885
Derivative liabilities	48,959	34,540	34,899
Accrued expenses and other liabilities	716,441	859,274	722,757

Total liabilities	3,390,742	3,697,752	3,503,759
Stockholders’ equity	12,622,938	12,612,871	12,643,489

Total Liabilities and Stockholders’ Equity	$16,013,680	$16,310,623	$16,147,248

Securities and other investments totaling $106 million at March 31, 2006 were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance includes the junior subordinated debt securities payable to the wholly owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $337 million at March 31, 2006. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $1.3 billion at March 31, 2006. Additionally, the holding company guarantees National City Bank of Kentucky’s financial obligation under this subsidiary’s membership with Visa® up to $600 million and MasterCard® up to $400 million. Refer to Note 20 for further discussion of contingent liabilities and guarantees related to the Corporation’s former merchant card processing business.
Statements of Income

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Income
Dividends from:
Subsidiary banks	$225,000	$425,000
Nonbank subsidiaries	274	61
Interest on loans to subsidiaries	17,027	8,631
Interest and dividends on securities	2,577	3,259
Securities gains, net	11,460	8,545
Other income	23,718	3,529

Total Income	280,056	449,025

Expense
Interest on debt and other borrowings	36,319	25,757
Other expense	32,717	1,307

Total Expense	69,036	27,064

Income before taxes and equity in undistributed net income of subsidiaries	211,020	421,961
Income tax (benefit) expense	(21,824)	13,345

Income before equity in undistributed net income of subsidiaries	232,844	408,616
Equity in undistributed net income of subsidiaries	225,963	75,526

Net Income	$458,807	$484,142

Statements of Cash Flows

	Three Months Ended
	March 31
(In Thousands)	2006	2005

Operating Activities
Net income	$458,807	$484,142
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(225,963)	(75,526)
Depreciation and amortization of properties and equipment	673	673
Decrease (increase) in receivables from subsidiaries	54,660	(5,863)
Securities gains, net	(11,460)	(8,545)
Other (gains) losses, net	(385)	1,383
Amortization of premiums and discounts on securities and debt	(2,273)	(2,483)
Decrease in accrued expenses and other liabilities	(141,811)	(118,675)
Excess tax benefit for share based payments	(7,079)	—
Other, net	24,937	39,984

Net cash provided by operating activities	150,106	315,090

Investing Activities
Purchases of securities	(10,250)	(159,049)
Proceeds from sales and maturities of securities	174,728	133,865
Net change in other investments	(28,571)	(33,602)
Principal collected on loans to subsidiaries	255,000	405,000
Loans to subsidiaries	(5,000)	(350,000)
Investments in subsidiaries	(19,916)	(55,000)
Returns of investment from subsidiaries	—	600,002

Net cash provided by investing activities	365,991	541,216

Financing Activities
Issuance of debt	—	273,688
Repayment of debt	(128,866)	—
Excess tax benefit for share based payments	7,079	—
Dividends paid	(230,188)	(228,783)
Issuances of common stock	81,821	139,948
Repurchases of common stock	(256,116)	(493,988)

Net cash used in financing activities	(526,270)	(309,135)

(Decrease) increase in cash and demand balances due from banks	(10,173)	547,171
Cash and demand balances due from banks, January 1	509,001	91,495

Cash and Demand Balances Due from Banks, March 31	$498,828	$638,666

Supplemental Information
Cash paid for interest	$34,472	$8,623

Retained earnings of the holding company included $8.1 billion, $7.8 billion, and $7.1 billion of equity in undistributed net income of subsidiaries at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL REVIEW
This Quarterly Report contains forward-looking statements. See page 71 for further information on the risks and uncertainties associated with forward-looking statements.
The financial review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for the three months ended March 31, 2006 and serves to update the 2005 Annual Report on Form 10-K (Form 10-K). The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented on pages 4 through 49 of this quarterly report.

OVERVIEW
The primary source of National City’s revenue is net interest income from loans and deposits, revenue from loan sales and servicing, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors, including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace.
Tax-equivalent net interest income for the first quarter of 2006 was about equal to the preceding quarter and up 2% over the first quarter of 2005. Net interest margin was 3.81% in the first quarter of 2006, 7 basis points higher than the preceding quarter and 3 basis points higher than the first quarter a year ago. The higher margin reflects a more favorable mix of portfolio loans and funding, and slightly wider spreads on loans and deposits. Management does not expect much variability in net interest margin for the remainder of the year.
Compared to the first quarter a year earlier, average portfolio loans increased 4% due to good growth in commercial loans, particularly asset-backed loans and leases, residential mortgage loans, and home equity lines of credit. Average portfolio loans decreased compared to year end due to lower indirect automobile loans, resulting from a recently completed securitization and the previously announced decision to exit this business, as well as the transfer of home equity lines of credit to held for sale. As management plans to sell or securitize most of its future production of out-of-footprint home equity and nonconforming residential mortgage loans, portfolio loan growth is expected to slow compared to prior periods.
Loan sale and servicing revenue decreased on both a linked-quarter and a year-over-year basis. Lower gains were realized on sales of residential mortgage loans, which reflects both a lower volume of loans sold and lower margins. A loan servicing loss of $44 million was incurred in the first quarter of 2006 compared to revenue of $33 million in the preceding quarter and $114 million in the first quarter a year ago. This loss reflects mortgage servicing right (MSR) net hedging losses of approximately $100 million, compared to net MSR hedging gains in the preceding quarter and the first quarter a year ago.
Credit quality continued to improve. Commercial, residential real estate and home equity line of credit charge-offs in the first quarter included previously reserved losses on passenger airline leases and secured consumer loans associated with 2005 bankuptcy filings. Management expects credit quality to remain stable in the near term.
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
Implementation costs of $4 million were recognized in the first quarter of 2006, compared to $56 million in the fourth quarter of 2005, and $2 million in the first quarter a year ago. The costs incurred in the preceding quarter were significantly higher due to a project to reconfigure management spans and layers implemented at the end of 2005. The costs incurred in the first quarter of 2006 were primarily related to severance and outplacement costs, while the costs incurred in the first quarter a year ago were primarily consultant costs. External consultants were utilized to identify and prioritize projects and to estimate expected project benefits, and will be utilized in 2006 to design and implement a project aimed at reengineering core lending processes and infrastructures. All other project design and implementation work is being done internally. The costs identified above exclude any compensation and benefits of National City employees working on these projects. Substantially all costs incurred to date have been recorded in the Parent & Other segment.
Additional severance and other costs are likely to be incurred in 2006 as certain projects progress. At this time, such costs cannot be reasonably estimated. Severance costs recognized to date are expected to be fully paid out by August 2008. Lease termination payments will continue through January 2010.

RESULTS OF OPERATIONS
Net Interest Income
This section should also be reviewed in conjunction with the daily average balances/net interest income/rates table presented on pages 73-75 of this financial review.
Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for Federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a pretax-equivalent amount based upon the marginal Federal income tax rate of 35%. The tax-equivalent adjustments to net interest income were $8 million in the first quarter of 2006, and $7 million for both the previous quarter and first quarter of 2005, respectively.
Tax-equivalent net interest income was $1.2 billion for the first quarter of 2006, approximately equal to the previous quarter, and up 2% from the first quarter of 2005. Net interest margin was 3.81% in the first quarter of 2006, compared to 3.74% in the fourth quarter of 2005, and 3.78% in last year’s first quarter. The linked-quarter comparison of tax-equivalent net interest income was stable, despite a 7 basis point increase in net interest margin, which reflects a decrease in earning assets due to the sale or securitization of $1.5 billion of home equity lines of credit and credit card balances during the first quarter of 2006. The year-over-year increase in tax-equivalent net interest income reflects growth in earning assets and a 3 basis point increase in the net interest margin. Management does not expect much variability in net interest margin for the remainder of the year.
Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources affecting net interest income and net interest margin are included in the Financial Condition section of this financial review beginning on page 57.
Noninterest income
Details of noninterest income follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2006	2005	2005

Deposit service charges	$183	$196	$161
Loan sale revenue	144	193	199
Loan servicing revenue	(44)	32	114
Trust and investment management fees	73	72	73
Leasing revenue	60	58	74
Card-related fees	35	33	26
Brokerage revenue	34	41	39
Principal investment gains, net	34	24	10
Other service fees	32	32	26
Insurance revenue	32	32	21
Derivatives (losses)/gains	(6)	20	13
Other	67	35	29

Total fees and other income	644	768	785
Securities gains, net	12	9	14

Total noninterest income	$656	$777	$799

Deposit service charges declined compared to the fourth quarter of 2005 due to seasonally lower levels of nonsufficient funds and overdraft transaction fees. Deposit service charges increased compared to the first quarter a year ago mainly due to higher volumes of fee-generating transactions, combined with price adjustments and tighter management of fee waivers implemented during 2005.
Loan sale revenue includes loan sale or securitization gains/(losses) as well as gains/(losses) recognized on derivative instruments utilized to hedge certain loans prior to sale. Revenue by loan type is shown below:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2006	2005	2005

Residential real estate	$119	$184	$191
Commercial real estate	14	18	5
Other consumer loans	11	(9)	3

Total loan sale revenue	$144	$193	$199

The Corporation sells substantially all of its NCM loan production into the secondary market. About 16% of the loans originated by First Franklin were retained in portfolio in the first quarter of 2006 compared with 30% in the first quarter a year ago. Management plans to sell nearly all of its future production of First Franklin loans.
Residential real estate loan sales for the first quarter of 2006 were $13 billion, down from $18 billion in both the prior quarter and first quarter a year ago. The linked-quarter decrease in loan sales is due to volume generally being seasonally softer in the first quarter of the calendar year. Compared to the first quarter last year, the mortgage industry has also experienced a cyclical downturn due to higher interest rates. Margins on NCM and First Franklin mortgage loans sold were relatively unchanged compared to the preceding quarter.
Gains on sale of other consumer loans increased compared to the fourth quarter as the prior quarter included a $29 million loss on securitization of indirect automobile loans. Pursuant to the previously announced strategy to move towards an originate-and-sell model, the Corporation sold $1.1 billion of home equity lines of credit in the first quarter of 2006, $1.4 billion in the preceding quarter and recognized gains of $4 million and $18 million, respectively. There were no home equity sales in the first quarter of 2005. The Corporation completed securitizations of credit card balances of $425 million in the first quarter of 2006, and $600 million in the third quarter of 2005, which replaced prior revolving securitization structures which had matured. Small gains were recognized on each of these transactions.
Loan servicing revenue consists of net contractual servicing fees, including late fees and ancillary fees, servicing asset valuation adjustments, and gains/(losses) on derivatives utilized to hedge mortgage servicing assets. The components of loan servicing revenue by product type follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2006	2005	2005

Commercial real estate	$2	$1	$2
Residential real estate:
NCM	(86)	14	82
NCHLS (First Franklin)	13	2	6

Total residential real estate	(73)	16	88
Other consumer loans	27	15	24

Total loan servicing (loss)/revenue	$(44)	$32	$114

Effective January 1, 2006, the Corporation adopted fair value as its measurement method for NCM and NCHLS mortgage servicing rights (MSRs). A cumulative effect adjustment of $26 million pretax ($17 million after-tax) was recognized in stockholders’ equity upon adoption to increase the carrying value of MSRs to fair value. In prior periods, the Corporation followed the amortization method of valuing its MSRs. To the extent that MSRs were previously designated in qualifying SFAS 133 hedge relationships which were deemed effective, the carrying value of MSRs was permitted to be written up to fair value. However, if a hedge was deemed ineffective, or a derivative used to economically hedge MSRs was not formally designated in a SFAS 133 hedge relationship, the related MSRs were carried at lower of cost or fair value.
The components of residential real estate (mortgage) loan servicing revenue were as follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2006	2005	2005

Net contractual servicing fees	$147	$124	$129
Servicing asset time decay and payoffs(a)	(119)	(123)	(111)
MSR hedging gains/(losses):
Servicing asset valuation changes	220	230	242
Gains/(losses) on related derivatives	(321)	(215)	(172)

Net MSR hedging (losses)/ gains	(101)	15	70

Total mortgage servicing (loss)/revenue	$(73)	$16	$88

(a)	Prior to January 1, 2006, time decay and payoffs were characterized as amortization of servicing assets.
Net contractual servicing fees increased in the first quarter of 2006 due to growth in the portfolio of loans serviced for others. The unpaid principal balance of such loans serviced for others was $181.2 billion at March 31, 2006, up from $176.5 billion at December 31, 2005, and $158.8 billion at March 31, 2005. The Corporation typically retains the right to service the mortgage loans it sells. Upon sale, the Corporation recognizes an MSR, which represents the present value of the estimated future net servicing cash flows to be realized over the estimated life of the underlying loan. The carrying value of MSRs was $2.4 billion at March 31, 2006, up from $2.1 billion at December 31, 2005, and $1.8 billion at March 31, 2005.

The value of MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of MSRs. The Corporation manages the risk associated with declines in the value of MSRs by using derivative instruments. Unrealized net MSR derivative losses were $264 million as of March 31, 2006. The ultimate realization of these losses can be affected by changes in interest rates which may increase or decrease the future cash settlement of these instruments.
Leasing revenue represents rental income and fees associated with portfolios of commercial equipment and automobile leases. Leasing revenue decreased compared to the first quarter last year due to continued runoff of the leased automobile portfolio.
Card-related fees increased on a year-over-year basis due to growth in interchange fees driven by more accounts and higher transaction volumes. Brokerage fees decreased on both a linked quarter and year-over-basis due to fewer capital market transactions closing in first quarter of 2006, combined with higher losses on trading securities. Principal investment gains include realized gains/(losses) on sale of these investments, as well as fair value adjustments and investment write-offs. These gains can vary from period to period based on sales activity and fair value changes.
Other service fees increased compared with the first quarter a year ago due to a larger number of loan syndications and higher fees earned on issuance of official checks. Insurance revenue increased compared with the first quarter of last year mainly due to higher borrower-paid private mortgage insurance and commissions.
Derivative (losses)/gains relate to certain ineffective hedges on derivatives designated as SFAS 133 qualifying hedges, and fair value adjustments on derivatives not designated as SFAS 133 qualifying hedges. This caption does not include derivatives used to hedge mortgage loans held for sale and MSRs, which are presented within loan sale revenue and loan servicing revenue, respectively. Derivatives reported in this line item are typically utilized to hedge the fair value of certain recognized assets and liabilities, including deferred compensation liabilities, loans, fixed-rate debt, as well as certain forecasted cash flows. Gains or losses on derivatives can vary from period to period based upon interest rate changes.
Other noninterest income for the first quarter of 2006 included $31 million related to the partial release of a $36 million chargeback guarantee liability associated with a now-terminated credit card processing agreement.
Securities gains for the first quarter of 2006 were primarily related to the liquidation of the Corporation’s bank stock fund, an internally managed portfolio of bank and thrift common stock investments. Net gains related to the sales of bank stock fund securities were $11 million in the first quarter of 2006, $3 million in the fourth quarter, and $8 million in the first quarter of 2005. The Corporation no longer maintains a bank stock fund.
Noninterest Expense
Details of noninterest expense follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2006	2005	2005

Salaries, benefits, and other personnel	$641	$660	$611
Third-party services	79	96	75
Equipment	79	80	76
Net occupancy	73	72	101
Leasing expense	43	45	57
Postage and supplies	37	32	38
Marketing and public relations	28	66	28
Impairment, fraud and other losses	19	52	16
Travel and entertainment	18	22	21
Telecommunications	18	20	21
State and local taxes	17	8	24
Intangible asset amortization	11	11	15
Other	79	107	62

Total noninterest expense	$1,142	$1,271	$1,145

Details of salaries, benefits, and other personnel expense follow:

	Three Months Ended
	March 31	December 31	March 31
(Dollars in Millions)	2006	2005	2005

Salaries and wages	$352	$354	$351
Incentive compensation	171	201	170
Deferred personnel costs	(90)	(121)	(96)
Payroll taxes	53	31	51
Medical and other benefits	48	38	47
Contract labor	35	67	34
Retirement plans	28	16	26
Stock-based compensation	16	15	15
Deferred compensation	15	6	(6)
Severance and other	13	53	19

Total salaries, benefits, and other personnel	$641	$660	$611

Full-time-equivalent employees	33,848	34,270	35,108

Salaries, benefits, and other personnel costs decreased compared to the fourth quarter of 2005 due to lower incentive compensation, contract labor and severance costs, offset to some extent by higher payroll taxes, medical and other benefits, deferred compensation costs and smaller deferred personnel costs.
Incentive compensation was higher in the prior quarter due to adjustments to year end reserves to true-up to anticipated payments, combined with lower loan originations and other incentive-based activities in the first quarter of 2006. The lower contract labor costs in the first quarter of 2006 reflect reduced utilization of contract programmers in conjunction with information systems projects. Severance and other costs were also higher in the fourth quarter of last year as $43 million of costs were recognized in conjunction with the elimination of certain management positions pursuant to the Best In Class management spans and layers initiative.
Payroll taxes increased on a linked-quarter basis as certain employees typically reach their maximum taxable compensation limits later in the calendar year. Medical and other benefits for the fourth quarter of 2005 were lower due to approximately $8 million of favorable adjustments to year end medical and postemployment benefit reserves. Deferred compensation costs, which represent market value adjustments on deferred compensation liabilities, increased in the first quarter of 2006 due to an increase in the investment indices used to value these obligations. Deferred personnel costs decreased in the first quarter of 2006 due to lower levels of mortgage and home equity originations compared to both the fourth quarter and first quarter of last year.
On a year-over-year basis, salaries, benefits and other personnel costs increased primarily due to lower deferred personnel and higher deferred compensation costs, for substantially the same reasons as described above.
Third-party services decreased on a linked-quarter basis due to greater utilization of external legal, consulting and other professional services in the preceding quarter. In addition, outplacement costs of $6 million, associated with the elimination of certain management positions pursuant to the spans and layers initiative, were recognized in the fourth quarter of 2005.
Net occupancy expense decreased compared to the first quarter a year ago due to a $29 million one-time adjustment for lease accounting recognized in the prior year.
Leasing expense decreased on a year-over-year basis primarily due to a smaller portfolio of equipment leased to others. The Corporation ceased originations of automobile leases in December 2000. Additional automobile leases were acquired with the acquisition of Provident in 2004. As leases terminate, these automobiles have been sold, resulting in a smaller balance of depreciable assets.
Marketing and public relations decreased compared to the preceding quarter as the prior period included $30 million of contributions of appreciated securities to the Corporation’s charitable foundation. Advertising and promotional spending is also typically lower in the first quarter of the calendar year due to the timing of ad campaigns.
Impairment, fraud and other losses decreased on a linked-quarter basis, as the fourth quarter included a provision for litigation, claims and disputes, along with a $5 million charge for lease exit costs and asset impairments associated with Best in Class initiatives.
Comparisons of state and local tax expense to prior periods were affected by reversals of previously established reserves of $6 million and $13 million in the first quarter of 2006 and the fourth quarter of 2005, respectively.
Other noninterest expense decreased compared to the fourth quarter of 2005 due to lower losses on community development and civic partnerships, higher filing and recording fees and a reversal of previously recognized foreclosure reserves. Other noninterest expense increased compared to the first quarter of 2005 due primarily to higher lender-paid mortgage insurance costs associated with the retained First Franklin portfolio.
The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 62.5% in the first quarter of 2006, compared to 64.8% in the preceding quarter, and 58.9% in the first quarter of 2005. The higher efficiency ratio in the first quarter of 2006 reflects lower noninterest income, driven mainly by net MSR hedging losses, compared to the prior year first quarter. Management expects the implementation of the Best In Class program will ultimately drive the efficiency ratio toward 50%.
Income Taxes
The effective tax rate for the first quarter of 2006 was 31%, down from 34% in the year-earlier period. The lower rate in 2006 reflects higher tax credits, lower state and local taxes, as well as the favorable resolution of certain tax contingencies. The overall effective tax rate for 2006 is forecasted to be approximately 32%.
Line of Business Results
National City is functionally managed along five major business lines as discussed in Note 24 to the consolidated financial statements. Effective January 1, 2006, the Corporation implemented a change in its management and reporting of its dealer finance business. In prior periods, dealer finance was managed and reported as a unit of Consumer and Small Business Financial Services. In late 2005, the Corporation announced plans to exit the indirect automobile lending business. As a result, the management and reporting of the dealer finance business were realigned. Automobile floorplan lending is now reported within Wholesale Banking. Recreational finance lending is reported within National Consumer Finance. The remaining components of dealer finance, including automobile leasing, manufactured housing loans and other business units no longer actively lending, are reported within Parent and Other. Prior periods’ results have been reclassified to conform to the current presentation.
Net income (loss) by line of business follows:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2006	2005	2005

Wholesale Banking	$205	$193	$183
Consumer and Small Business Financial Services	178	162	141
National Consumer Finance	125	132	162
National City Mortgage	(69)	20	85
Asset Management	23	14	21
Parent and Other	(3)	(123)	(108)

Consolidated net income	$459	$398	$484

Wholesale Banking: Net income increased on a linked-quarter basis mainly due to a reversal of previously recognized provision for credit losses resulting from continued improvement in credit quality. Net interest income was relatively flat on a linked-quarter basis, with no significant changes in earning assets or margin. Noninterest income was down slightly compared to the preceding quarter due to seasonally lower levels of capital markets revenue and loan sale gains, as well as derivative losses, offset somewhat by higher leasing revenue and principal investment gains. Comparing results to the first quarter a year ago, net income increased primarily due to higher revenues. Net interest income grew 8% on a year-over-year basis due to higher loans outstanding. Noninterest income grew approximately 31% compared to the prior year which reflects higher business volumes in leasing, loan sales and larger principal investment gains.
Consumer and Small Business Financial Services (CSB): Net income increased on a linked-quarter basis mainly due to a reversal of previously recognized provision for credit losses. The provision for credit losses in the preceding quarter was unusually high due to losses arising from an unprecedented number of consumer bankruptcy filings associated with a change in the bankruptcy law. Noninterest income was lower on a linked-quarter basis due to seasonally lower banking service fees. Net income increased on a year-over-year basis due to higher noninterest income and a lower provision for credit losses. Deposit service fees and card-related fees increased in comparison to the prior year due to a higher number of accounts and fee-generating transactions. Average core deposits increased 5% compared to the first quarter of 2005, benefitting net interest income.
National Consumer Finance: Net income was slightly lower on a linked-quarter basis due mainly to higher gains on sales of home equity lines of credit in the preceding quarter. In the first quarter of 2006, National Home Equity (NHE) sold $1.1 billion of home equity lines and realized a gain of approximately $3 million. In the preceding quarter, NHE sold $1.4 billion of home equity lines resulting in a gain of $18 million. The gain realized in the first quarter of 2006 was smaller due to a smaller principal balance sold and the lines being more seasoned. Net income decreased on year-over-year basis mainly due to lower earnings at First Franklin and

National City Home Loan Services. Net interest income earned on nonconforming mortgages declined compared to the first quarter a year ago due to narrower spreads compared to a year earlier. Loan sales revenue also declined at First Franklin due to lower gain on sale margins compared to a year ago. First Franklin’s margins appear to have stabilized. The First Franklin retained portfolio was $18.3 billion at March 31, 2006, down from $18.7 billion at December 31, 2005 due to management’s decision to sell a larger percentage of production. Only 16% of First Franklin’s originations were retained in portfolio during the first quarter of 2006 versus 30% in the year-earlier period. Home equity lines and loans retained in portfolio were $10.6 billion at March 31, 2006, down from $14.6 billion at December 31, 2005 due to the current period sale of $1.1 billion of home equity lines, classification of all recently originated loans and lines into held for sale, and lower origination volumes and payoff activity. Management plans to sell or securitize most of its National Home Equity and First Franklin production in future periods.
National City Mortgage: A net loss occurred in the first quarter of 2006 primarily due to net MSR pretax hedging losses of approximately $100 million. In comparison, net MSR hedging gains were $15 million in the fourth quarter of 2005 and $70 million in the first quarter a year ago. MSR net hedging results are affected by changes in the relationship between mortgage rates, which affect the value of MSRs, and swap rates, which affect the value of some of the derivatives used to hedge MSRs. During the first quarter of 2006, this spread tightened, resulting in hedging losses. Net interest income for the first quarter of 2006 was also lower than the preceding quarter and the year-earlier period due to lower balance of mortgage loans held for sale and smaller loan spread compared to the first quarter a year ago. Loan sale revenue decreased on both a linked-quarter and year-over-year basis due to seasonally and cyclically lower volumes, respectively. Loans originated for sale were $8.7 billion in the first quarter of 2006 versus $10.8 billion in the fourth quarter of 2005, and $13.7 billion in the first quarter of 2005. Margins on loan sales were relatively stable compared to the preceding quarter. Noninterest expense decreased on both a linked-quarter and year-over-year basis due to a concerted effort to manage costs commensurate with lower volumes, as well as lower contract labor and consulting fees associated with a project to improve the efficiency of the origination function.
Effective January 1, 2006, the Corporation prospectively changed its internal methodology for assigning interest credit on mortgage escrow accounts from a short-term rate to a longer-term swap rate to better reflect the duration of these accounts. This change did not have a significant impact on NCM’s net interest income for 2006, given that the yield curve was relatively flat. Had this same methodology been applied to prior periods, NCM’s net income for the first quarter of 2005 would been approximately $6 million higher.
Asset Management: Net income increased on a linked-quarter basis due to lower noninterest expenses and a lower provision for credit losses. Noninterest expense decreased by 10% compared to the preceding quarter due to lower incentive compensation and trust system replacement costs. The provision for credit losses was less than $1 million in the first quarter of 2006 versus $5 million in the fourth quarter of 2005. Net income increased compared to the first quarter of 2005 due to higher net interest income and lower noninterest expenses in 2006. Average outstanding loans increased 12% compared to the year-earlier period. Noninterest expenses decreased on a year-over-year basis due to lower trust system replacement costs. Assets under administration grew to $110.7 billion at March 31, 2006, compared with $107.8 billion at December 31, 2005 and $106.1 billion at March 31, 2005.
Parent and Other: This category includes the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. Comparisons with prior periods are affected by derivatives gains and losses, acquisition integration costs, and other unusual or infrequently occurring items. Parent was almost breakeven in the first quarter of 2006 compared to a net loss in both the preceding quarter and first quarter of last year.
Noninterest income in the first quarter of 2006 included $31 million of income related to the partial release of a chargeback guarantee liability from the now-terminated United Airlines credit card processing contract. See Note 20 for further discussion of this guarantee. In contrast, noninterest income for the fourth quarter of 2005 included a $29 million loss on the securitization of indirect automobile loans, with $3 million of this loss reversed in the first quarter of 2006 due to cash received on the retained interest exceeding initial estimates. Noninterest expense for the first quarter of 2006 was also significantly lower than the preceding quarter. Severance and related costs were only $4 million in the first quarter of 2006 versus $49 million of such severance costs, associated with the Best In Class initiative, in the preceding quarter. Noninterest expense for the fourth quarter of 2005 also included a $30 million contribution to the Corporation’s charitable foundation and $5 million of acquisition integration costs, with no such expenses in 2006. Noninterest expense was also favorably affected by lower losses associated with litigation, settlements and community development investments compared to prior periods. Fraud, impairment and other losses were $19 million in the first quarter of 2006, versus $51 million in the preceding quarter, primarily due to lower provisions for litigation and settlements of various claims and disputes. Losses on community development investments were $16 million in the first quarter of 2006, compared to $24 million in the fourth quarter of 2005.
Net interest expense was lower compared to the first quarter a year ago which reflects noninterest bearing free funds being more valuable in 2006. Additionally, the prior year reflected higher costs associated with maintaining an asset sensitive balance sheet. Noninterest income was higher than the year-earlier quarter due to the $31 million of income from the partial release of the chargeback guarantee liability described above. Noninterest expense was lower than the first quarter last year due to the prior year containing a $29 million one-time adjustment for lease accounting and $19 million of acquisition integration costs, with no such expenses in 2006. Severance costs were also lower in the first quarter of 2006 compared to a year ago.
Net securities gains from the Corporation’s bank stock fund were $11 million for the first quarter of 2006, $3 million for the fourth quarter of 2005, and $8 million for the first quarter of 2005. The Corporation fully liquidated its holdings in the bank stock fund during the first quarter of 2006. Tax benefit/ (provision) recognized from the regular reassessment of tax accruals was $6 million in the first quarter of 2006, versus $25 million in the fourth quarter of 2005 and $(16) million in the first quarter of 2005.
Financial Condition
This section should also be reviewed in conjunction with the average balance sheets presented on pages 72-75.
Average Earning Assets

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2006	2005	2005

Portfolio loans
Commercial	$27,540	$27,449	$25,553
Commercial construction	3,426	3,279	2,909
Commercial real estate	12,022	12,153	12,127
Residential real estate	32,921	32,787	30,515
Home equity lines of credit	20,979	21,808	19,520
Credit card and other unsecured lines of credit	2,515	2,469	2,351
Other consumer	6,028	6,488	8,308

Total portfolio loans	105,431	106,433	101,283
Loans held for sale or securitization	8,826	11,172	11,502
Securities (at amortized cost)	7,719	7,657	8,195
Other	2,483	2,346	1,867

Total earning assets	$124,459	$127,608	$122,847

Average portfolio loans declined slightly from the previous quarter, and increased by 4% over the year ago quarter. The linked-quarter decrease was primarily the result of the reclassification of home equity lines of credit and loans from portfolio loans into held for sale or securitization pursuant to the Corporation’s previously announced originate-and-sell strategy for these assets. Going forward, all home equity loan and lines of credit production will be originated directly into loans held for sale or securitization. Accordingly, portfolio loan growth will slow compared to prior periods.
The year-over-year increase in average portfolio loans reflected growth in commercial loans, particularly in asset-based loans and leases, home equity lines of credit and loans, and mortgage loans, due to increased business volumes. These increases were partially offset by lower indirect automobile loans, resulting from a recently completed securitization and the previously announced exit of this business, as well as the aforementioned reclassification of home equity loans and lines of credit to held for sale or securitization.
Average loans held for sale or securitization declined from both the previous quarter and the year ago quarter primarily due to lower levels of mortgage production at National City Mortgage (NCM) and First Franklin. This decline was partially offset by the aforementioned reclassification of home equity loans and lines of credit to held for sale or securitization and from $425 million in credit card receivables that were securitized at the end of the first quarter of 2006.
Average securities increased slightly over the previous quarter and declined by 6% over the year ago quarter. The year-over-year decline in the securities portfolio was due to the sales and principal paydowns of mortgage backed securities, and the liquidation of the Corporation’s bank stock fund in early 2006, more than offsetting an increase in U.S. Treasury securities.

The following table summarizes the period-end commercial, commercial construction, and commercial real estate portfolios by major industry and exposure to individual borrowers as of March 31, 2006.

			Average	Largest Loan
	Outstanding	% of	Loan Balance	to a Single
(Dollars in Millions)	Balance	Total	Per Obligor	Obligor

Real estate	$12,485	29%	$1.0	$74
Consumer cyclical	7,880	18	1.0	110
Consumer noncyclical	5,050	12	.5	40
Industrial	5,176	12	1.1	69
Basic materials	3,374	8	1.6	53
Financial	3,622	8	1.2	58
Services	1,636	4	.4	54
Energy and utilities	758	2	1.1	22
Technology	373	1	2.5	27
Miscellaneous	3,198	6	.2	29

Total	$43,552	100%

Average Interest Bearing Liabilities and Funding

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2006	2005	2005

Noninterest bearing deposits	$16,766	$17,752	$18,136
Interest bearing core deposits	51,213	50,408	48,973

Total core deposits	67,979	68,160	67,109
Purchased deposits	15,008	15,858	14,413
Short-term borrowings	8,378	11,016	8,616
Long-term debt	31,719	31,787	31,684

Total purchased funding	55,105	58,661	54,713
Stockholders’ equity	12,468	12,549	12,779

Total funding	$135,552	$139,370	$134,601

Total interest bearing liabilities	$106,318	$109,069	$103,686

Total core deposits, excluding mortgage escrow deposits and HELOC custodial balances	$64,473	$63,892	$63,002

The percentage of each funding source to total funding follows:

	Three Months Ended
	March 31	December 31	March 31
	2006	2005	2005

Noninterest bearing deposits	12.3%	12.7%	13.5%
Interest bearing core deposits	37.8	36.2	36.4

Total core deposits	50.1	48.9	49.9
Purchased deposits	11.1	11.4	10.7
Short-term borrowings	6.2	7.9	6.4
Long-term debt	23.4	22.8	23.5

Total purchased funding	40.7	42.1	40.6
Stockholders’ equity	9.2	9.0	9.5

Total	100.0%	100.0%	100.0%

Capital
The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. For further detail on capital and capital ratios, see Notes 16 and 17 to the consolidated financial statements. Information on stockholders’ equity is presented in the following table.

(Dollars in Millions)	March 31, 2006	December 31, 2005	March 31, 2005

Stockholders’ equity	$12,623	$12,613	12,643
Equity as a percentage of assets	9.00%	8.86%	8.97%
Book value per common share	20.69	20.51	19.82

The following table summarizes share repurchase activity for the first quarter of 2006.

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number of	Average	Publicly Announced	Purchased Under the
	Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased(a)	Per Share	Authorizations(b)	Authorizations(c)

January 1 to January 31, 2006	2,211,164	33.98	2,083,100	31,533,400
February 1 to February 28, 2006	4,783,988	34.14	4,393,300	27,140,100
March 1 to March 31, 2006	1,181,848	34.68	1,034,000	26,106,100

Total	8,177,000	34.17	7,510,400

(a)	Includes shares repurchased under the October 24, 2005, share repurchase authorization and shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

(b)	Included in total number of shares purchased [column (a)].

(c)	Shares available to be repurchased under the October 24, 2005, share repurchase authorization.
On October 24, 2005, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock, subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to the previous share repurchase authorization approved by the Board of Directors on December 21, 2004, and completed on October 26, 2005. Shares repurchased are acquired in the open market and are held for reissue in connection with compensation plans and for general corporate purposes. During the first quarter of 2006 and 2005, 7.5 million and 13.9 million shares of common stock were repurchased, respectively. The Corporation’s businesses typically generate significant amounts of capital in excess of normal dividend and reinvestment requirements. Management intends to continue share repurchases over the rest of the year, subject to market conditions, maintenance of targeted capital ratios, and applicable regulatory constraints.
National City declared and paid dividends per common share of $.37 during the first quarter of 2006, up two cents from the quarterly dividend declared and paid in the 2005 first quarter of $.35. The dividend payout ratio, representing dividends per share divided by earnings per share, was 50.0% and 47.3% for the first quarter of 2006 and 2005, respectively. The dividend payout ratio is continually reviewed by management and the Board of Directors, and the current intention is to pay out approximately 45% of earnings in dividends over time. On April 3, 2006, the Board of Directors declared a dividend of $.37 per common share payable on May 1, 2006.
At March 31, 2006, the Corporation’s market capitalization was $21.3 billion. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in the following table.

	2006		2005
	First	Fourth	Third	Second	First
NYSE: NCC	Quarter	Quarter	Quarter	Quarter	Quarter

High	$36.25	$35.04	$37.85	$35.30	$37.75
Low	33.26	29.80	33.37	32.08	32.85
Close	34.90	33.57	33.44	34.12	33.50

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
During 2005, the Corporation executed a credit risk transfer agreement on a $5 billion pool of nonconforming (First Franklin) mortgage loans. The purpose of this arrangement was to provide protection against unexpected catastrophic credit losses in this portfolio. As of March 31, 2006, no credit losses have yet been incurred on these loans which would be covered by the credit risk transfer agreement. The Corporation bears the risk of credit losses up to the first loss position, estimated at 3.5% of the beginning pool balance. The counterparty to this arrangement would bear the risk of additional credit losses up to $263 million, subject to adjustment as the portfolio pays down. Probable credit losses on the underlying loans continue to be considered in the allowance for loan losses based on the Corporation’s existing methodology for estimating losses.
Portfolio Loans: The percentage of portfolio loans in each category to total portfolio loans at period end follows:

	March 31	December 31	March 31
	2006	2005	2005

Commercial	27.5%	26.0%	25.6%
Commercial construction and real estate	15.1	14.9	14.4
Residential real estate	31.9	30.9	30.2
Home equity lines of credit and other consumer loans	23.1	25.7	27.6
Credit card and other unsecured lines of credit	2.4	2.5	2.2

Total	100.0%	100.0%	100.0%

As of March 31, 2006, commercial loans represented a larger percentage of total portfolio loans due to growth in this portfolio, coupled with a decline in certain consumer loans retained in portfolio. During the first quarter 2006, the Corporation implemented its previously announced originate-and-sell model for certain home equity loans and lines of credit. As a result, over $4 billion of home equity loans and lines of credit, initially classified in portfolio, were reclassified into held for sale during the first quarter of 2006. Future production of NHE home equity loans and lines of credit will be directly classified as held for sale. Accordingly, in future periods, home equity lines of credit and other consumer loans will likely decrease as a percentage of total portfolio loans.
Nonperforming Assets and Delinquent Loans: Detail of nonperforming assets follows:

	March 31	December 31	March 31
(Dollars in Millions)	2006	2005	2005

Commercial	$165	$181	$158
Commercial construction	27	20	13
Commercial real estate	117	114	110
Residential real estate	174	175	200

Total nonperforming loans	483	490	481
Other real estate owned (OREO)	151	97	90
Mortgage loans held for sale and other	13	9	7

Total nonperforming assets	$647	$596	$578

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	.63%	.56%	.56%
Period-end total assets	.46	.42	.41

Detail of loans 90 days past due accruing interest follows:

	March 31	December 31	March 31
(In Millions)	2006	2005	2005

Commercial	$35	$36	$59
Commercial construction	2	5	6
Commercial real estate	5	9	39
Residential real estate	475	510	429
Home equity lines of credit	20	23	10
Credit card and other unsecured lines of credit	20	20	22
Other consumer	8	17	9
Mortgage loans held for sale and other	29	16	19

Total loans 90 days past due accruing interest	$594	$636	$593

Nonperforming commercial loans decreased compared to year end due mainly to $25 million of charge-offs on nonperforming passenger airline leases. On a year-over-year basis, the increase in nonperforming commercial, commercial construction, and commercial real estate loans was due to the addition of a few large credits during 2005. These additions were not indicative of overall credit quality trends or concentrations. Nonperforming residential real estate loans decreased compared to a year ago due to lower instances of fraud and fewer loans repurchased pursuant to indemnification agreements. The increase in other real estate owned as of March 31, 2006 was due to recent regulatory guidance which provided that insured portfolio loans in foreclosure should be presented within nonperforming assets. Accordingly, the Corporation reclassified $51 million of such loans to other real estate owned effective March 31, 2006, with no change in the presentation of prior periods. No significant losses are expected upon completion of the foreclosure process as these loans are insured by GNMA.
Delinquent commercial loans, including construction and real estate loans, decreased in comparison to the first quarter a year ago, reflecting continued improvement in the overall credit quality of this portfolio. Delinquent residential real estate loans increased significantly at year end due to the adverse impact of the 2005 Gulf Coast hurricanes on certain borrowers’ ability to make their monthly payments, as well as the continued growth and seasoning of the residential real estate portfolio on the balance sheet. To a lesser extent, these factors were also behind the year-over-year increase in delinquent residential real estate loans as of March 31, 2006. As of year end, the balance of delinquent home equity and other consumer loans was affected by the change in consumer bankruptcy laws which occurred in the fourth quarter. Levels of delinquent home equity and other consumer loans declined in the first quarter as the one-time effect of the bankruptcy law change was realized in charge-offs. Delinquent mortgage loans held for sale increased due to an increased volume of repurchases of nonconforming mortgage loans and due to the timing of periodic sales of these loans.
As of March 31, 2006, nonperforming assets included $51 million of passenger airline leases which were deemed impaired. The allowance for loan losses included a reserve for these impaired credits of $32 million as of March 31, 2006. Other than passenger airlines, there were no particular industry or geographic concentrations in nonperforming or delinquent loans as of March 31, 2006.
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: To provide for the risk of loss inherent in extending credit, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments. The determination of the allowance is based upon the size and risk characteristics of the loan portfolio and includes an assessment of individual impaired loans, historical loss experience on pools of homogeneous loans, specific environmental factors and imprecision in forecasting losses. The allowance for losses on lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of drawdown on the commitment.
A summary of the changes in the allowance for loan losses follows:

	Three Months Ended
	March 31	December 31	March 31
(Dollars in Millions)	2006	2005	2005

Balance at beginning of period	$1,094	$1,108	$1,188
Provision for loan losses	32	136	77
Allowance related to loans acquired, sold or securitized	(4)	(12)	1
Charge-offs:
Commercial	45	59	43
Commercial construction	—	—	2
Commercial real estate	7	8	5
Residential real estate	46	37	42
Home equity lines of credit	21	17	7
Credit card and other unsecured lines of credit	28	39	28
Other consumer	26	30	26

	Three Months Ended
	March 31	December 31	March 31
(Dollars in Millions)	2006	2005	2005

Total charge-offs	173	190	153

Recoveries:
Commercial	16	20	32
Commercial construction	—	2	—
Commercial real estate	2	3	3
Residential real estate	12	14	17
Home equity lines of credit	4	2	2
Credit card and other unsecured lines of credit	6	3	2
Other consumer	12	8	10

Total recoveries	52	52	66

Net charge-offs	121	138	87

Balance at end of period	$1,001	$1,094	$1,179

Portfolio loans outstanding at period end	$102,269	$106,039	$102,932
Allowance as a percentage of:
Portfolio loans	.98%	1.03%	1.15%
Nonperforming loans	207.1	223.1	245.1
Annualized net charge-offs	204.3	199.4	330.5

A summary of the changes in the allowance for losses on lending-related commitments follows:

	Three Months Ended
	March 31	December 31	March 31
(Dollars in Millions)	2006	2005	2005

Balance at beginning of period	$84	$88	$100
Net provision for losses on lending-related commitments	(5)	(4)	(7)

Balance at end of period	$79	$84	$93

Total provision for credit losses	$27	$132	$70

The lower provision for credit losses in the first quarter of 2006 reflects continued improvement in the commercial portfolio, better than expected performance in the consumer portfolio, and no new perceived environmental risks which would require an additional provision. The fourth quarter 2005 provision was influenced by the change in consumer bankruptcy laws in October 2005 which reflected an usually high level of charge-offs on credit card and other unsecured consumer lines of credit, as well as estimated losses incurred but not yet realized on secured consumer loans in the collection process at year end.
Annualized net charge-offs as a percentage of average loans by portfolio type follow:

	Three Months Ended
	March 31	December 31	March 31
	2006	2005	2005

Commercial	.42%	.56%	.18%
Commercial construction	(.03)	(.16)	.26
Commercial real estate	.17	.13	.08
Residential real estate	.43	.29	.34
Home equity lines of credit	.35	.28	.11
Credit card and other unsecured lines of credit	3.45	5.86	4.48
Other consumer	.93	1.33	.76

Total net charge-offs to average portfolio loans	.46%	.52%	.35%

Commercial charge-offs for the first quarter of 2006 included $25 million of losses related to passenger airlines leases. Residential real estate net charge-offs were higher on both a linked-quarter and year-over-year basis due to losses associated with the 2005 Gulf Coast hurricanes, coupled with the continued growth and seasoning of this portfolio. Home equity lines of credit net charge-offs also increased compared to prior periods due to losses associated with the surge in consumer bankruptcy filings in late 2005. Credit card and unsecured lines of credit charge-offs were up during the fourth quarter of 2005 for the same reason. On a year-over-year basis, credit card and unsecured lines of credit charge-offs decreased as the number of consumer bankruptcy filings were down significantly compared to the high volume of filings in the fourth quarter.

An allocation of the ending allowance for loan losses and allowance for losses on lending-related commitments by portfolio type follows:

	March 31	December 31	March 31
(In Millions)	2006	2005	2005

Allowance for loan losses:
Commercial	$466	$494	$550
Commercial construction and commercial real estate	133	136	142
Residential real estate	159	174	199
Home equity lines of credit and other consumer loans	100	131	133
Credit card and other unsecured lines of credit	143	159	155

Total	$1,001	$1,094	$1,179

Allowance for losses on lending-related commitments:
Commercial	$79	$84	$93

Compared to prior periods, the loan loss reserve allocation at March 31, 2006, was down across all loan categories. The commercial portfolio has seen continued improvement in credit quality. The Corporation has purchased loan-level mortgage insurance on a larger percentage of its portfolio of residential real estate loans. Portfolio balances of home equity and other consumer loans have decreased in comparison to prior periods due to the exit of the indirect automobile business and the transition to an originate-and-sell model for non-footprint home equity lines of credit. These factors, combined with no new environmental exposures identified in 2006, have resulted in lower credit risk in the loan portfolio, and therefore lower allocated reserves. Refer to the Application of Critical Accounting Policies section for further discussion of the allowance for loan losses.
Market Risk
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City’s primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) meets monthly and is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Risk and Public Policy Committee of the Corporation’s Board of Directors. The Corporation does not currently have any material equity price risk or foreign currency exchange rate risk exposure.
Asset/Liability Management: The primary goal of asset/liability management is to maximize the net present value of future cash flows and net interest income within authorized risk limits. Interest rate risk is monitored primarily through modeling market value of equity and secondarily through earnings simulation. Both measures are highly assumption dependent and change regularly as the balance sheet and business mix evolve; however, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO.
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
Market Value Modeling: The Market Value of Equity (MVE) is defined as the discounted present value of net cash flows from all assets, liabilities, and off-balance sheet arrangements, other than MSRs and associated hedges. Market risk associated with MSRs is hedged through the use of derivative instruments. Refer to Note 12 to the consolidated financial statements for further details on managing market risk for MSRs. Unlike the earnings simulation model described below, MVE analysis has no time horizon limitations. In addition, MVE analysis is performed as of a single point in time and does not include estimates of future business volumes. As with earnings simulations, assumptions driving timing and magnitude of cash flows are critical inputs to the model. Particularly important are assumptions driving loan and security prepayments and noncontractual deposit balance movements.
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
The most recent market value model estimated the current DOE at +1.3%. While the current DOE is above management’s long-term target of +1.0%, it is consistent with management’s current view of the interest rate outlook. DOE would rise to +2.0% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +3.0%. DOE was neutral given a parallel shift of the yield curve down 150 basis points and would be within the minimum constraint of -1.0%.
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
The most recent earnings simulation model projects that net income would be 2.8% higher than base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 1.9% if rates were two standard deviations below the implied forward curve over the same period. Both of the earnings simulation projections of net income were within the ALCO guideline of -4.0%.
The earnings simulation model excludes the potential effects on fee income and noninterest expense associated with changes in interest rates. In particular, revenue generated from originating, selling, and servicing residential mortgage loans is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand and the value of MSRs. In general, low or declining interest rates typically lead to increased origination and sales income but potentially lower servicing-related income due to the impact of higher loan prepayments on the value of MSRs. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence origination and sales income while servicing-related income may rise due to lower prepayments. In addition, net interest income earned on loans held for sale increases when the yield curve steepens and decreases when the yield curve flattens. Risk related to mortgage banking activities is also monitored by ALCO.
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
Funds are available from a number of sources, including the securities portfolio, core deposits, the capital markets, the Federal Reserve Bank, the Federal Home Loan Bank, the U.S. Treasury, and through the sale or securitization of various types of assets. Funding sources did not change significantly during the first quarter of 2006. Core deposits, which continue to be the most significant source of funding, comprised approximately 52% of funding at March 31, 2006, and 50% of funding at December 31, 2005, and March 31, 2005. Refer to the Financial Condition section of this Financial Review for further discussion on changes in funding sources. Asset securitization vehicles have also been used as a source of funding over the past several years. During 2006, the Corporation securitized $425 million of credit card receivables. Further discussion of securitization activities is included in Note 5 to the consolidated financial statements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. At March 31, 2006, the main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, a line of credit with its bank subsidiaries, the commercial paper market, and access to the capital markets.
The primary source of funding for the holding company has been dividends and returns of investment from its bank and nonbank subsidiaries. As discussed in Note 16 to the consolidated financial statements, the Corporation’s bank subsidiaries are subject to regulation and, among other things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the holding company. During the first quarter of 2006, the Corporation’s bank and nonbank subsidiaries declared and paid cash dividends totaling $225 million. There were no returns of capital paid to the holding company by the bank and nonbank subsidiaries during the first quarter of 2006.
Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At March 31, 2006, December 31, 2005 and March 31, 2005, $1.3 billion, $1.1 billion and $657 million, respectively, of commercial paper borrowings were outstanding.
The holding company has a $500 million internal line of credit with its banking subsidiaries to provide additional liquidity support. There were no borrowings under this agreement at March 31, 2006, December 31, 2005 or March 31, 2005.
The Corporation also has in place a shelf registration with the Securities and Exchange Commission to allow for the sale, over time, of up to $1.5 billion in senior subordinated debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of the aforementioned securities. There were no issuances during the first quarter of 2006. As of March 31, 2006, $600 million was available for future issuance.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND
OFF-BALANCE SHEET ARRANGEMENTS
The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.
Contractual Obligations: The following table presents significant fixed and determinable contractual obligations by payment date as of March 31, 2006. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
			One to	Three to	Over
	Note	One Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$54,301	$—	$—	$—	$54,301
Consumer and brokered certificates of deposits(b)(c)		19,708	5,918	1,851	3,355	30,832
Federal funds borrowed and security repurchase agreements(b)		5,239	—	—	—	5,239
Borrowed funds(b)	13	2,162	—	—	—	2,162
Long-term debt(b)(c)	14, 15	12,799	14,180	6,433	5,366	38,778
Operating leases		157	258	182	471	1,068
Purchase obligations		162	167	33	21	383

(a)	Excludes interest.

(b)	Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at March 31, 2006. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(c)	Excludes unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments.
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

The Corporation also has obligations under its postretirement plan as described in Note 22 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate the postretirement benefit plan at any time. The Corporation did not have any commitments or obligations to the defined benefit pension plan at March 31, 2006, due to the overfunded status of the plan.
The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at March 31, 2006, do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 23 to the consolidated financial statements.
Commitments: The following table details the amounts and expected maturities of significant commitments as of March 31, 2006. Further discussion of these commitments is included in Note 20 to the consolidated financial statements.

			Three
	One	One to	to	Over
	Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Commercial	$10,197	$6,801	$5,751	$293	$23,042
Residential real estate	11,328	—	—	—	11,328
Revolving home equity and credit card lines	33,945	4	—	—	33,949
Other	805	—	—	—	805
Standby letters of credit	2,625	1,113	1,073	91	4,902
Commercial letters of credit	256	8	2	—	266
Net commitments to sell mortgage loans and mortgage-backed securities	6,011	—	—	—	6,011
Net commitments to sell commercial real estate loans	226	61	—	—	287
Commitments to fund principal investments	46	24	80	140	290
Commitments to fund civic and community investments	214	128	39	26	407
Commitments to purchase beneficial interests in securitized automobile loans	877	—	—	—	877

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at March 31, 2006. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate at which the commitments are invested, as determined by the general or limited partners of the funds.
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
Contingent Liabilities: The Corporation may also incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which National City may be held contingently liable is included in Note 20 to the consolidated financial statements.

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
During the first quarter of 2006, the Series 2001-1 credit card securitization matured, and a $425 million pool of credit card receivables (Series 2006-1) was securitized. Further discussion on the accounting for securitizations is included in Note 1 to the consolidated financial statements and detail regarding securitization transactions and retained interests is included in Note 5.
The Corporation also has obligations arising from contractual arrangements that meet the criteria of Financial Accounting Standards Board Interpretation No. 45. These obligations are discussed in Note 20.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
National City’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When such information is not available, valuation adjustments are estimated by management primarily through the use of internal cash flow modeling techniques.
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
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: Management’s assessment of the adequacy of the allowance for loan losses and allowance for lending-related commitments considers individual impaired loans, pools of homogenous loans with similar risk characteristics, imprecision in estimating losses, and other environmental risk factors. As described below, an established methodology exists for estimating the risk of loss for each of these elements.
An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans and leases exceeding policy thresholds are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $58 million at March 31, 2006, $77 million at December 31, 2005 and $18 million at March 31, 2005. Compared to the first quarter a year ago, this element of the allowance increased primarily due to impairment identified on certain passenger airline leases, reflecting further deterioration in the financial condition of these borrowers. Compared to year end, this element of the allowance decreased by $19 million primarily due to charge-offs of previously reserved losses on passenger airline leases.
Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include all other loans and leases not individually evaluated for impairment as discussed above. For consumer loans, average historical losses are utilized to estimate losses currently inherent in the portfolio. Consumer loans are pooled by probability of default within product segments. The probability of default is based on historical performance of customer attributes, such as credit score, loan-to-value, origination date, collateral type, worst delinquency, and other relevant factors. For commercial loans, a loss migration analysis is performed which averages historic loss ratios. This element of the allowance was $625 million at March 31, 2006, $679 million as of December 31, 2005, and $769 million at March 31, 2005. The decrease in this component of the allowance reflects continued improvement in the historic loss rates of the commercial portfolio, as well as lower levels of uninsured consumer loans in portfolio at March 31, 2006.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. Imprecision occurs because historic loss patterns may not be representative of losses inherent in the current portfolio. Reasons for imprecision include growth in the Corporation’s footprint, changes in economic conditions, and difficulty identifying triggering events, among other factors. Imprecision is estimated by comparing actual losses incurred to previously forecasted losses over several time periods. The volatility of this imprecision, as expressed in terms of the standard deviation of the difference between the actual and forecasted losses, is used to calculate an imprecision percentage that represents the probable forecast error. The imprecision percentage is applied to the current portfolio balance to determine the required allowance. The allowance established for imprecision was $364 million at March 31, 2006, $369 million at December 31, 2005, and $374 million at March 31, 2005.
Finally, the allowance considers specific environmental factors which pose additional risks that have not been adequately captured in the elements described above. For each environmental risk, a range of expected losses is calculated based on observable data. Management applies judgment to determine the most likely amount of loss within the range. Environmental risks currently provided for in the allowance for loan losses include loans acquired in acquisitions where loss history and underwriting information is incomplete or is materially different than that of the Corporation’s existing portfolio, passenger airline leases, and consumer loans associated with consumer bankruptcy filings that occurred in late 2005. Similar types of environmental risk factors, except for consumer bankruptcies, were present at March 31, 2005. When an allowance is established for environmental risks, conditions for its release are also established. The allowance for loan losses allocated to environmental risks was $33 million at March 31, 2006, $53 million at December 31, 2005 and $111 million at March 31, 2005. In the first quarter of 2006, the environmental reserve decreased by $14 million due to charge-offs of previously reserved for consumer losses arising from bankruptcy filings and by $6 million related to loans acquired through acquisitions as this risk has diminished with paydowns, payoffs and refinancings. Compared to the first quarter of 2005, the environmental reserve decreased primarily due to specific allocations for certain passenger airline leases which supplanted allocations previously included within the environmental reserve, as well as lower allocations related to loans acquired through acquisitions for the same reason previously described.
There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. To the extent that actual outcomes differ from management’s estimates, additional provision for credit losses could be required, or a reversal of previously recognized provision may occur, that could have a material impact on earnings in future periods.
The allowance for loan losses addresses credit losses inherent in the loan and lease portfolio and is presented as a reserve against portfolio loans on the balance sheet. The allowance for losses on lending-related commitments addresses credit losses inherent in commitments to lend and letters of credit and is presented in other liabilities on the balance sheet. The allowance for losses on lending-related commitments is computed using a methodology similar to that used in determining the allowance for loan losses, modified to take into account the probability of funding these commitments. When a commitment is funded, any previously established allowance for losses on lending-related commitments is reversed and reestablished in the allowance for loan losses.
The allowance for loan losses and losses on lending-related commitments are assigned to business lines based on the nature of the loan portfolio in each business line. The Wholesale Banking, Consumer and Small Business Financial Services, and National Consumer Finance business lines have been assigned the majority of the allowance, and accordingly, would be the business lines most affected by actual outcomes differing from management estimates.
Mortgage Servicing Rights (MSRs): Servicing residential mortgage loans for third-party investors represents a significant business activity of National City Mortgage (NCM) and National City Home Loan Services (NCHLS). Effective January 1, 2006, the Corporation adopted SFAS 156, Accounting for Servicing of Financial Assets, and elected fair value as its measurement method for its MSRs. The cumulative effect of this accounting change increased the carrying value of MSRs by $26 million. All prospective changes in fair value will be recognized in earnings as a component of loan servicing revenue.
The Corporation employs a risk management strategy designed to protect the value of MSRs from changes in interest rates. MSR values are hedged with a portfolio of derivatives, primarily interest rate swaps, options, mortgage-backed forwards, and futures contracts. As interest rates change, these derivatives are expected to have changes in fair value which are negatively correlated to the change in fair value of the hedged MSR portfolio. The hedge relationships are actively managed in response to changing market risks over the life of the MSR assets. Selecting appropriate derivative instruments to hedge this risk requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs.

The Corporation’s MSR hedging strategies have been successful at protecting the economic value of the MSR portfolio in the face of interest rate changes that would have otherwise caused an economic loss. Management attributes this success to the consistency of its hedging philosophy and favorable market conditions. In 2006, a narrowing of the spread between mortgage rates and swap rates contributed to hedging losses. To the extent these factors continue, net hedging losses could occur in future periods.
Prior to January 1, 2006, MSRs, other than those designated in SFAS 133 hedge relationships, were recognized at the lower of their capitalized amount, net of accumulated amortization, or fair value. Certain MSRs hedged with derivative instruments in designated SFAS 133 hedge relationships were adjusted above their initial carrying value if the hedge was deemed effective pursuant to SFAS 133. When the derivative instrument was deemed to be not effective pursuant to SFAS 133, the MSR’s carrying value could not be written up to fair value, resulting in asymmetrical results in accounting for the MSR and related derivative instrument.
MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. The key economic assumptions used to estimate the value of the MSRs are shown below.

	March 31		December 31		March 31
	2006		2005		2005
	NCM	NCHLS	NCM	NCHLS	NCM	NCHLS
(Dollars in Millions)	Mortgages	Mortgages	Mortgages	Mortgages	Mortgages	Mortgages

Fair value	$2,234.6	$127.0	$2,034.2	$107.9	$1,805.6	$27.7

Weighted-average life (in years)	5.6	2.0	5.0	2.1	4.7	2.6

Weighted-average constant prepayment rate (CPR)	15.57%	40.44%	17.50%	39.21%	18.47%	33.19%

Weighted-average discount rate	9.87	13.98	9.74	13.56	9.70	12.75
To determine the fair value of MSRs, the Corporation uses a static cash flow methodology incorporating current market interest rates. A static model does not attempt to forecast or predict the future direction of interest rates; rather it estimates the amount and timing of future servicing cash flows using current market interest rates. The current mortgage interest rate influences the prepayment rate and therefore, the length of the cash flows associated with the servicing asset, while the discount rate determines the present value of those cash flows. Expected mortgage loan prepayment assumptions are derived from a third party model and consider empirical data drawn from the historical performance of the Corporation’s MSR portfolio. Management believes these prepayment assumptions are consistent with the assumptions used by other market participants valuing similar MSRs.
A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions of 10% and 20% as of March 31, 2006 is presented below. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	March 31
	2006
	NCM	NCHLS
(Dollars in Millions)	Mortgages	Mortgages

Fair value	$2,234.6	$127.0
Prepayment rate:
Decline in fair value from 10% adverse change	100.8	20.4
Decline in fair value from 20% adverse change	200.8	24.7
Discount rate:
Decline in fair value from 10% adverse change	79.7	2.5
Decline in fair value from 20% adverse change	154.0	4.9

Derivative Instruments: The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. As of March 31, 2006, the recorded fair values of derivative assets and liabilities were $642 million and $1.0 billion, respectively. All derivative instruments are carried at fair value on the balance sheet. The Corporation values its derivative instruments using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of its derivatives. The interest rates used in these cash flow models are based on forward yield curves that are observable in the current cash and derivatives markets, consistent with how derivatives are valued by most market participants.
Certain of the Corporation’s derivative instruments are formally designated in SFAS 133 hedge relationships as a hedge of one of the following: the fair value of a recognized asset or liability, the expected future cash flows of a recognized asset or liability, or the expected future cash flows of a forecasted transaction. For these derivatives, both at the inception of the hedge and on an ongoing basis, the Corporation assesses the effectiveness of the hedge instrument in achieving offsetting changes in fair value or cash flows compared to the hedged item. To prospectively test effectiveness, management performs a qualitative assessment of the critical terms of the hedged item and hedging instrument. In certain cases, management also performs a quantitative assessment by estimating the change in the fair value of the derivative and hedged item under various interest rate shock scenarios using either the dollar offset ratio method or regression analysis.
The methods utilized to assess retrospective hedge effectiveness, as well as the frequency of testing, vary based on the type of item being hedged and the designated hedge period. For specifically designated fair value hedges of certain fixed-rate debt, the Corporation assesses hedge effectiveness utilizing the short-cut method when all the criteria of paragraph 68 of SFAS 133 are met. For other fair value hedges of fixed-rate debt including certificates of deposit, the Corporation utilizes a dollar offset ratio to test hedge effectiveness on a monthly basis. For fair value hedges of portfolio loans and residential mortgage loans held for sale, a dollar offset ratio test is performed on a daily basis. Effectiveness testing for commercial real estate loans is measured monthly using a dollar offset ratio. For cash flow hedges, a dollar offset ratio test is applied on a monthly basis.
Because the majority of the derivative instruments are used to protect the value of recognized assets and liabilities on the balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can still occur if the derivative instruments are not effective in hedging changes in the value of those assets and liabilities. Changes in the fair values of derivative instruments associated with mortgage banking activities are included in either loan sale revenue or loan servicing revenue on the consolidated income statement and affect primarily the results of the National City Mortgage line of business. Changes in the fair values of other derivatives are included in other noninterest income on the income statement and are primarily generated from investment funding activities and are not allocated to the business lines. Notes 1 and 23 to the consolidated financial statements also provide further discussion on the accounting and use of derivative instruments.
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
On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or more frequently if business events or circumstances warrant. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. Tax benefit/(provision) adjustments associated with re-assessment of tax reserves were $6 million and $(3) million in the first quarter of 2006 and 2005, respectively.
RECENT ACCOUNTING PRONOUNCEMNTS AND DEVELOPMENTS
Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Corporation during 2006 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Corporation’s annual report on Form 10-K for the year ended December 31, 2005, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at nationalcity.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

CONSOLIDATED AVERAGE BALANCE SHEETS

	Three Months Ended
	March 31	March 31
(In Millions)	2006	2005

Assets
Earning Assets:
Portfolio loans:
Commercial	$27,540	$25,553
Commercial construction	3,426	2,909
Commercial real estate	12,022	12,127
Residential real estate	32,921	30,515
Home equity lines of credit	20,979	19,520
Credit card and other unsecured lines of credit	2,515	2,351
Other consumer	6,028	8,308

Total portfolio loans	105,431	101,283
Loans held for sale or securitization:
Commercial	12	16
Commercial real estate	86	312
Residential real estate	7,977	11,174
Home equity lines of credit	331	—
Student	4	—
Credit card	416	—

Total loans held for sale or securitization	8,826	11,502
Securities available for sale, at cost	7,719	8,195
Federal funds sold and security resale agreements	327	259
Other investments	2,156	1,608

Total earning assets	124,459	122,847
Allowance for loan losses	(1,092)	(1,175)
Fair value (depreciation) appreciation of securities available for sale	(28)	146
Cash and demand balances due from banks	3,326	3,706
Properties and equipment	1,311	1,277
Equipment leased to others	707	1,008
Other real estate owned	104	92
Mortgage servicing rights	2,191	1,504
Goodwill	3,310	3,300
Other intangible assets	161	206
Derivative assets	140	353
Accrued income and other assets	4,807	5,252

Total Assets	$139,396	$138,516

Liabilities
Deposits:
Noninterest bearing	$16,766	$18,136
NOW and money market	28,367	29,253
Savings	2,106	2,531
Consumer time	20,740	17,189
Brokered retail CDs	5,492	4,336
Other	1,047	538
Foreign	8,469	9,539

Total deposits	82,987	81,522

Federal funds borrowed and security repurchase agreements	6,198	7,130
Borrowed funds	2,180	1,486
Long-term debt	31,719	31,684
Derivative liabilities	188	284
Accrued expenses and other liabilities	3,656	3,631

Total Liabilities	126,928	125,737

Total Stockholders’ Equity	12,468	12,779

Total Liabilities and Stockholders’ Equity	$139,396	$138,516

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

	Daily Average Balance
	2006	2005
	First	Fourth	Third	Second	First
(Dollars in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$27,552	$27,474	$27,444	$27,164	$25,569
Commercial construction	3,426	3,279	3,083	2,999	2,909
Commercial real estate	12,108	12,275	12,153	12,061	12,439
Residential real estate	40,898	42,876	44,715	41,415	41,689
Home equity lines of credit	21,310	21,823	22,160	20,950	19,520
Credit card and other unsecured lines of credit	2,931	2,676	2,684	2,375	2,351
Other consumer	6,032	7,202	7,717	8,053	8,308

Total loans	114,257	117,605	119,956	115,017	112,785
Securities available for sale, at cost:
Taxable	7,153	7,060	6,838	7,112	7,539
Tax-exempt	566	597	612	634	656

Total securities available for sale	7,719	7,657	7,450	7,746	8,195
Federal funds sold, security resale agreements and other investments	2,483	2,346	2,253	1,928	1,867

Total earning assets/total interest income/rates	124,459	127,608	129,659	124,691	122,847
Allowance for loan losses	(1,092)	(1,097)	(1,123)	(1,178)	(1,175)
Fair value (depreciation) appreciation of securities available for sale	(28)	(8)	74	79	146
Nonearning assets	16,057	16,480	16,357	16,081	16,698

Total assets	$139,396	$142,983	$144,967	$139,673	$138,516

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$28,367	$28,160	$28,233	$28,726	$29,253
Savings accounts	2,106	2,189	2,303	2,425	2,531
Consumer time deposits	20,740	20,059	19,220	18,143	17,189
Other deposits	6,539	6,958	7,019	5,462	4,874
Foreign deposits	8,469	8,900	9,278	7,432	9,539
Federal funds borrowed	2,823	4,675	4,506	2,978	3,912
Security repurchase agreements	3,375	3,476	3,470	3,099	3,218
Borrowed funds	2,180	2,865	2,123	2,524	1,486
Long-term debt	31,719	31,787	33,171	34,364	31,684

Total interest bearing liabilities/ total interest expense/rates	106,318	109,069	109,323	105,153	103,686
Noninterest bearing deposits	16,766	17,752	18,706	18,434	18,136
Accrued expenses and other liabilities	3,844	3,613	3,958	3,334	3,915

Total liabilities	126,928	130,434	131,987	126,921	125,737
Total stockholders’ equity	12,468	12,549	12,980	12,752	12,779

Total liabilities and stockholders’ equity	$139,396	$142,983	$144,967	$139,673	$138,516

Tax-equivalent net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Quarterly Interest
	2006	2005
	First	Fourth	Third	Second	First
(Dollars in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$480	$454	$420	$385	$330
Commercial construction	62	58	50	45	40
Commercial real estate	209	210	197	188	183
Residential real estate	712	729	725	660	643
Home equity lines of credit	370	345	323	280	246
Credit card and other unsecured lines of credit	83	72	70	57	52
Other consumer	99	115	123	126	129

Total loans	2,015	1,983	1,908	1,741	1,623
Securities available for sale, at cost:
Taxable	92	88	84	88	92
Tax-exempt	10	10	11	12	12

Total securities available for sale	102	98	95	100	104
Federal funds sold, security resale agreements and other investments	36	32	31	24	24

Total earning assets/total interest income/rates	$2,153	$2,113	$2,034	$1,865	$1,751
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$172	$151	$132	$112	$93
Savings accounts	3	2	3	3	2
Consumer time deposits	202	190	169	150	133
Other deposits	74	70	62	41	30
Foreign deposits	86	80	75	51	55
Federal funds borrowed	31	47	40	22	25
Security repurchase agreements	28	26	22	15	13
Borrowed funds	23	28	19	15	6
Long-term debt	350	327	305	285	237

Total interest bearing liabilities/ total interest expense/rates	$969	$921	$827	$694	$594
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income	$1,184	$1,192	$1,207	$1,171	$1,157

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Average Annualized Rate
	2006	2005
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	7.06%	6.57%	6.07%	5.69%	5.22%
Commercial construction	7.36	6.99	6.47	5.99	5.59
Commercial real estate	7.02	6.80	6.42	6.25	5.98
Residential real estate	6.97	6.80	6.49	6.36	6.17
Home equity lines of credit	6.94	6.33	5.83	5.34	5.04
Credit card and other unsecured lines of credit	11.44	10.48	10.43	9.74	8.90
Other consumer	6.66	6.34	6.34	6.28	6.28

Total loans	7.10	6.72	6.34	6.06	5.79
Securities available for sale, at cost:
Taxable	5.12	4.96	4.92	4.96	4.88
Tax-exempt	7.20	7.19	7.18	7.40	7.29

Total securities available for sale	5.27	5.14	5.10	5.16	5.07
Federal funds sold, security resale agreements and other investments	5.92	5.40	5.39	5.02	5.27

Total earning assets/total interest income/rates	6.96%	6.60%	6.25%	5.99%	5.73%
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	2.46%	2.13%	1.85%	1.57%	1.28%
Savings accounts	.49	.49	.47	.41	.38
Consumer time deposits	3.95	3.75	3.49	3.33	3.13
Other deposits	4.62	4.01	3.48	2.99	2.51
Foreign deposits	4.12	3.58	3.19	2.77	2.33
Federal funds borrowed	4.49	4.03	3.53	2.98	2.55
Security repurchase agreements	3.36	2.90	2.48	2.00	1.65
Borrowed funds	4.19	3.86	3.56	2.30	1.77
Long-term debt	4.46	4.08	3.67	3.32	3.03

Total interest bearing liabilities/ total interest expense/rates	3.69%	3.35%	3.00%	2.65%	2.32%
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income

Interest spread	3.27%	3.25%	3.25%	3.34%	3.41%
Contribution of noninterest bearing sources of funds	.54	.49	.47	.42	.37

Net interest margin	3.81%	3.74%	3.72%	3.76%	3.78%

(a)	Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 63-64 of this report are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
National City Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2006, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
National City and its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. Management believes that financial position, results of operations, and cash flows would not be materially affected by the outcome of any pending or threatened legal proceedings, commitments, or claims. For additional information on litigation, contingent liabilities, and guarantees, refer to Note 20 to the Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes made during the first quarter of 2006 to the risk factors as previously disclosed in the Corporation’s 2005 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 59 of this report are incorporated herein by reference.

ITEM 6. EXHIBITS
Exhibits
Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the March 31, 2006 Form 10-Q have been filed separately with the SEC and are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.
Exhibit Index

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference).

3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.

4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference) related to stockholder rights.

4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.4	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.

10.1	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.2	National City Corporation 150th Anniversary Stock Option Plan (filed as Exhibit 4 to Registrant’s Form S-8 Registration Statement No. 33-58815 dated April 25, 1995, and incorporated herein by reference).

10.3	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

10.4	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2005.

10.5	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.6	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.7	Form of contracts with David A. Daberko, William E. MacDonald III, Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, John D. Gellhausen, James R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert, Daniel J. Frate, Ted M. Parker, Paul D. Geraghty, and Richard B. Payne, Jr. (filed as Exhibit 10.29 to Registrant’s Form S-4 Registration Statement No. 333-45609 dated February 4, 1998, and incorporated herein by reference).

10.8	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.9	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.10	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.11	National City Corporation Retention Plan for Executive Officers, Amended and Restated effective January 1, 2005. (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.12	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.13	National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective January 1, 2005.

10.14	National City Corporation Supplemental Cash Balance Pension Plan, as Amended and Restated effective January 1, 2005.

10.15	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.16	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

10.17	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.18	The National City Corporation Deferred Compensation Plan, as Amended and Restated effective January 1, 2005.

10.19	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.20	Visa(R) U.S.A. Inc. limited guaranty between National City Corporation and Visa(R) U.S.A. Inc. dated August 6, 2002 (filed as Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2002, and incorporated herein by reference).

10.21	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.22	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.23	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.24	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.25	Credit Agreement dated as of April 12, 2001, by and between National City and the banks named therein (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference) and the Assumption Agreement dated June 11, 2002 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.26	MasterCard International Incorporated limited guaranty between National City Corporation and MasterCard International Incorporated dated April 30, 2003 (filed as Exhibit 10.39 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.27	The National City Corporation Long-Term Cash and Equity Incentive Plan (filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended September 30, 2005, and incorporated herein by reference).

10.28	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.29	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.30	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.31	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.32	Provident Financial Group, Inc. Deferred Compensation Plan (filed as Exhibit 10.22 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.33	Provident Financial Group, Inc. Outside Directors Deferred Compensation Plan (filed as Exhibit 10.24 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.34	Provident Financial Group, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.25 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.35	The National City Corporation 2004 Deferred Compensation Plan, as Amended and Restated effective January 1, 2005.

10.36	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.37	Amendment No. 6 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001. (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.38	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.39	Form of Restricted Stock Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.40	Form of Restricted Stock Agreement used in connection with National City Corporation Management Incentive Plan for Senior Officers (filed as Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.41	Form of Incentive Stock Option Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.42	Form of Non-qualified Stock Option Agreement (filed as Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.43	Form of contracts with Robert B. Crowl and Jon N. Couture (filed as Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.44	Release and Non-competition Agreement between National City Corporation and Jose Armando Ramirez (filed as Exhibit 10.69 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.45	Appendices AS, AT, AU, AV, and AW to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.46	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 17, 2006, and incorporated herein by reference).

10.47	National City Corporation Management Severance Plan, as Amended and Restated effective January 1, 2005.

10.48	Form of Amendment to Agreement Not to Compete with David A. Daberko and William E. MacDonald III.

10.49	Form of Non-Elective Deferred Compensation Award Statement (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 1, 2006, and incorporated herein by reference).

10.50	Form of Non-Elective Deferred Compensation Award Statement (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on May 1, 2006, and incorporated herein by reference).

10.51	Deferred Compensation Plan for Daniel J. Frate.

Exhibit
Number	Exhibit Description
11.0	Statement re computation of per share earnings incorporated by reference to Note 18 of the Notes to the Consolidated Financial Statements of this report.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated May 9, 2006 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated May 9, 2006 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated May 9, 2006 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated May 9, 2006 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

CORPORATE INFORMATION

Corporate Headquarters	Common Stock Listing
National City Center	National City Corporation common stock is traded on the
1900 East Ninth Street	New York Stock Exchange under the symbol NCC. The stock is
Cleveland, Ohio 44114-3484	abbreviated in financial publications as NtlCity.
216-222-2000
NationalCity.com

Transfer Agent and Registrar	Dividend Reinvestment and Stock Purchase Plan
National City Bank	National City Corporation offers stockholders a convenient
Corporate Trust Operations	way to increase their investment through the National City
Department 5352	Amended and Restated Dividend Reinvestment and Stock
P.O. Box 92301	Purchase Plan (the Plan). Under the Plan, investors can
Cleveland, Ohio 44193-0900	elect to acquire National City shares in the open market
Web site: nationalcitystocktransfer.com	by reinvesting dividends and through optional cash
E-mail: shareholder.inquiries@nationalcity.com	payments. National City absorbs the fees and brokerage

Stockholders of record may access their accounts via the Internet to review account holdings and transaction history through National City’s StockAccess at ncstockaccess.com. For log-in assistance or other inquiries, call 800-622-6757.
commissions on shares acquired through the Plan. To obtain a Plan prospectus and authorization card, please call 800-622-6757. The Plan prospectus is also available at nationalcity.com.

Investor Information	Direct Deposit of Dividends
Jennifer Hammarlund	The direct deposit program provides for free automatic
Investor Relations	deposit of quarterly dividends directly to a checking or
Department 2229	savings account. For information regarding this program,
P.O. Box 5756	call 800-622-6757.
Cleveland, Ohio 44101-0756
800-622-4204
E-mail: investor.relations@nationalcity.com

Web Site Access to United States Securities and Exchange Commission Filings	NAIC
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

FORM 10-Q — March 31, 2006
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION (Registrant)

Date: May 9, 2006
/s/ DAVID A. DABERKO
David A. Daberko
Chairman and Chief Executive Officer

/s/ JEFFREY D. KELLY Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484