Form 10-Q
period 2006-06-30
NATIONAL CITY CORP
filed 2006-08-08
CIK 69970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common stock — $4.00 Par Value
Outstanding as of July 31, 2006 — 604,861,361

Quarter Ended June 30, 2006
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED JUNE 30, 2006
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

PART I – FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars In Thousands, Except Per Share Amounts)	2006	2005	2006	2005

Tax-equivalent net interest income	$1,167,563	$1,170,479	$2,351,343	$2,327,416
Provision for credit losses	59,917	25,827	86,960	96,274
Noninterest income	784,081	981,028	1,439,728	1,780,636
Noninterest expense	1,175,967	1,181,393	2,318,279	2,326,159
Income tax expense and tax-equivalent adjustment	242,834	319,160	454,099	576,350

Net income	$472,926	$625,127	$931,733	$1,109,269

Net income per common share
Basic	$.77	$.98	$1.52	$1.73
Diluted	.77	.97	1.51	1.71
Dividends paid per common share	.37	.35	.74	.70
Return on average common equity	15.08%	19.65%	15.00%	17.51%
Return on average assets	1.35	1.80	1.34	1.61
Net interest margin	3.73	3.76	3.77	3.77
Efficiency ratio	60.29	55.03	61.36	56.89
Average equity to average assets	8.97	9.13	8.96	9.18
Annualized net charge-offs to average portfolio loans	.30	.27	.38	.31
Average shares
Basic	609,656,508	636,882,733	610,777,446	639,926,863
Diluted	618,230,041	644,134,005	618,959,606	648,287,671

At June 30
Assets			$141,485,577	$144,143,439
Portfolio loans			100,972,869	106,807,641
Loans held for sale or securitization			12,963,924	11,539,181
Securities, at fair value			7,725,543	7,694,298
Deposits			83,223,846	83,139,332
Stockholders’ equity			12,609,764	13,001,754

Book value per common share			$20.84	$20.42
Market value per common share			36.19	34.12
Equity to assets			8.91%	9.02%
Allowance for loan losses as a percentage of period-end portfolio loans			.98	1.05
Nonperforming assets to period-end portfolio loans and other nonperforming assets			.66	.53

Common shares outstanding			605,053,511	636,715,366
Full-time equivalent employees			33,951	35,493

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in Thousands, Except Per Share Amounts)	2006	2005	2006	2005

Interest Income
Loans	$2,089,927	$1,736,785	$4,100,753	$3,356,754
Securities:
Taxable	97,085	86,041	187,073	175,817
Exempt from Federal income taxes	6,495	7,538	13,352	15,927
Dividends	345	2,436	1,696	4,013
Federal funds sold and security resale agreements	7,013	2,070	11,007	4,124
Other investments	35,265	22,107	67,329	44,258

Total interest income	2,236,130	1,856,977	4,381,210	3,600,893
Interest Expense
Deposits	581,307	357,827	1,118,360	670,529
Federal funds borrowed and security repurchase agreements	53,967	37,551	113,174	75,205
Borrowed funds	31,909	14,492	54,409	20,990
Long-term debt and capital securities	408,688	284,428	758,713	521,516

Total interest expense	1,075,871	694,298	2,044,656	1,288,240

Net Interest Income	1,160,259	1,162,679	2,336,554	2,312,653
Provision for Credit Losses	59,917	25,827	86,960	96,274

Net interest income after provision for credit losses	1,100,342	1,136,852	2,249,594	2,216,379
Noninterest Income
Loan sale revenue	285,001	258,485	429,097	457,336
Loan servicing revenue	(20,597)	187,756	(64,650)	301,415
Deposit service charges	203,587	176,307	392,135	341,184
Trust and investment management fees	80,031	78,379	153,086	151,466
Leasing revenue	61,110	68,952	121,276	143,023
Other service fees	37,351	33,092	68,861	58,765
Insurance revenue	32,989	25,110	64,724	46,175
Brokerage revenue	30,266	43,590	63,831	83,008
Card-related fees	25,794	29,413	56,214	51,117
Other	47,559	75,086	142,448	128,036

Total fees and other income	783,091	976,170	1,427,022	1,761,525
Securities gains, net	990	4,858	12,706	19,111

Total noninterest income	784,081	981,028	1,439,728	1,780,636
Noninterest Expense
Salaries, benefits, and other personnel	635,968	635,387	1,276,607	1,246,852
Equipment	78,877	75,880	157,675	151,870
Net occupancy	73,125	72,087	146,615	172,717
Third-party services	91,326	79,995	170,116	155,044
Leasing expense	42,254	52,735	85,359	109,310
Marketing and public relations	37,903	39,288	66,171	67,477
Other	216,514	226,021	415,736	422,889

Total noninterest expense	1,175,967	1,181,393	2,318,279	2,326,159

Income before income tax expense	708,456	936,487	1,371,043	1,670,856
Income tax expense	235,530	311,360	439,310	561,587

Net Income	$472,926	$625,127	$931,733	$1,109,269

Net Income Per Common Share
Basic	$.77	$.98	$1.52	$1.73
Diluted	.77	.97	1.51	1.71
Average Common Shares Outstanding
Basic	609,656,508	636,882,733	610,777,446	639,926,863
Diluted	618,230,041	644,134,005	618,959,606	648,287,671
Dividends declared per common share	$.37	$.35	$.74	$.70

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30	December 31	June 30
(Dollars in Thousands, Except Per Share Amounts)	2006	2005	2005

Assets
Cash and demand balances due from banks	$3,804,115	$3,707,665	$3,937,424
Federal funds sold and security resale agreements	925,594	301,260	265,575
Securities available for sale, at fair value	7,725,543	7,874,628	7,694,298
Other investments	2,405,917	2,108,622	1,929,430
Loans held for sale or securitization:
Commercial	82,276	10,784	9,000
Commercial real estate	87,292	35,306	137,789
Residential real estate	9,683,317	9,192,282	10,976,873
Home equity lines of credit	3,099,705	—	—
Credit card	—	425,000	414,343
Student loans	11,334	3,758	1,176

Total loans held for sale or securitization	12,963,924	9,667,130	11,539,181
Portfolio loans:
Commercial	29,298,715	27,571,913	27,934,129
Commercial construction	3,585,662	3,366,774	3,112,916
Commercial real estate	12,233,327	12,407,576	11,787,695
Residential real estate	31,443,519	32,822,947	32,498,082
Home equity lines of credit	16,626,039	21,438,690	21,735,749
Credit card and other unsecured lines of credit	2,569,448	2,611,679	2,302,375
Other consumer	5,216,159	5,819,144	7,436,695

Total portfolio loans	100,972,869	106,038,723	106,807,641
Allowance for loan losses	(989,405)	(1,094,047)	(1,125,127)

Net portfolio loans	99,983,464	104,944,676	105,682,514
Properties and equipment	1,308,358	1,328,903	1,267,479
Equipment leased to others	661,542	696,327	865,476
Other real estate owned	167,378	97,008	90,578
Mortgage servicing rights	2,541,250	2,115,715	1,454,444
Goodwill	3,346,779	3,313,109	3,317,259
Other intangible assets	162,188	168,353	194,796
Derivative assets	566,777	772,918	983,019
Accrued income and other assets	4,922,748	5,300,800	4,921,966

Total Assets	$141,485,577	$142,397,114	$144,143,439

Liabilities
Deposits:
Noninterest bearing	$17,312,118	$17,429,227	$18,756,679
NOW and money market	28,710,382	28,304,007	28,191,008
Savings	1,970,616	2,147,022	2,369,628
Consumer time	21,750,652	20,527,784	18,604,907
Other	4,846,707	6,734,915	6,432,114
Foreign	8,633,371	8,843,036	8,784,996

Total deposits	83,223,846	83,985,991	83,139,332
Federal funds borrowed and security repurchase agreements	4,912,465	6,499,254	8,217,810
Borrowed funds	3,150,985	3,517,537	1,538,640
Long-term debt	32,181,511	30,496,093	33,067,725
Junior subordinated debentures owed to unconsolidated subsidiary trusts	343,870	473,523	597,950
Derivative liabilities	1,119,162	738,343	643,487
Accrued expenses and other liabilities	3,943,974	4,073,502	3,936,741

Total Liabilities	$128,875,813	$129,784,243	$131,141,685

Stockholders’ Equity
Preferred stock	$—	$—	$—
Common stock	2,420,214	2,460,191	2,546,862
Capital surplus	3,749,508	3,681,603	3,726,660
Retained earnings	6,564,449	6,459,212	6,649,450
Accumulated other comprehensive (loss) income	(124,407)	11,865	78,782

Total Stockholders’ Equity	12,609,764	12,612,871	13,001,754

Total Liabilities and Stockholders’ Equity	$141,485,577	$142,397,114	$144,143,439

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
(In Thousands)	2006	2005

Operating Activities
Net income	$931,733	$1,109,269
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	86,960	96,274
Depreciation and amortization of properties and equipment and equipment leased to others	206,549	223,176
Amortization (accretion) on securities, loans, deposits, and debt obligations	58,252	(64,597)
MSR fair value changes, amortization, and impairment charges and recoveries	(142,773)	170,693
Amortization of intangible assets and other servicing assets	47,264	52,859
Derivative losses (gains), net	635,036	(302,022)
Securities gains, net	(12,706)	(19,111)
Gains on loans sold or securitized, net	(363,018)	(206,846)
Other losses, net	7,487	43,477
Originations and purchases of loans held for sale or securitization	(30,814,161)	(36,790,733)
Principal payments on and proceeds from sales of loans held for sale	31,523,877	37,672,875
Net change in trading assets and liabilities	(38,072)	(335,109)
Excess tax benefit for share based payments	(15,296)	—
Decrease (increase) in accrued interest receivable	27,798	(22,814)
Increase in accrued interest payable	15,854	3,667
Other operating activities, net	261,861	1,107,613

Net cash provided by operating activities	2,416,645	2,738,671

Lending and Investing Activities
Net increase in federal funds sold, security resale agreements, and other investments	(822,512)	(27,805)
Purchases of available-for-sale securities	(1,039,692)	(1,112,186)
Proceeds from sales of available-for-sale securities	461,660	1,196,249
Proceeds from maturities, calls, and prepayments of available-for-sale securities	694,331	947,657
Net increase in loans	(583,235)	(7,316,831)
Proceeds from sales of loans	1,090,573	1,014,979
Proceeds from securitizations of loans	425,000	23,892
Net increase in properties and equipment and equipment leased to others	(143,453)	(62,978)
Net cash paid for acquisitions	(74,789)	(319,056)

Net cash provided by (used in) lending and investing activities	7,883	(5,656,079)

Deposit and Financing Activities
Net decrease in deposits	(1,255,351)	(2,757,601)
Net (decrease) increase in federal funds borrowed and security repurchase agreements	(1,608,091)	2,325,382
Net decrease in borrowed funds	(429,349)	(571,541)
Repayments of long-term debt	(5,196,096)	(6,012,085)
Proceeds from issuances of long-term debt, net	6,959,000	10,920,642
Dividends paid	(458,160)	(453,665)
Issuances of common stock	180,068	224,760
Repurchases of common stock	(535,395)	(653,100)
Excess tax benefit for share based payments	15,296	—

Net cash (used in) provided by deposit and financing activities	(2,328,078)	3,022,792

Net increase in cash and demand balances due from banks	96,450	105,384
Cash and demand balances due from banks, January 1	3,707,665	3,832,040

Cash and Demand Balances Due from Banks, June 30	$3,804,115	$3,937,424

Supplemental Information
Cash paid (received) for:
Interest	$2,028,802	$1,284,573
Income taxes	186,996	564,579
Noncash items:
Transfers of loans to other real estate	177,573	173,661
Transfers of loans to held for sale	4,481,877	—

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Thousands, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2005	$—	$2,586,999	$3,647,711	$6,468,231	$100,588	$12,803,529
Comprehensive income:
Net income				1,109,269		1,109,269
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(36,367)	(36,367)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					14,561	14,561

Total comprehensive income						1,087,463
Common dividends declared, $.70 per share				(452,879)		(452,879)
Preferred dividends declared, $11.17 per share				(786)		(786)
Issuance of 2,597,946 common shares under stock option plans		10,418	53,363			63,781
Issuance of 6,004,709 common shares pursuant to exercise of PRIDES forward contracts		24,019	129,727			153,746
Repurchase of 18,643,500 common shares		(74,574)	(104,141)	(474,385)		(653,100)

Balance, June 30, 2005	$—	$2,546,862	$3,726,660	$6,649,450	$78,782	$13,001,754

Balance, January 1, 2006	$—	$2,460,191	$3,681,603	$6,459,212	$11,865	$12,612,871
Comprehensive income:
Net income				931,733		931,733
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(120,041)	(120,041)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					(16,231)	(16,231)

Total comprehensive income						795,461
Cumulative effect of change in accounting for mortgage servicing assets				16,886		16,886
Common dividends declared, $.74 per share				(457,330)		(457,330)
Preferred dividends declared, $11.81 per share				(830)		(830)
Issuance of 5,244,748 common shares under stock option plans		20,991	157,110			178,101
Repurchase of 15,242,100 common shares		(60,968)	(89,205)	(385,222)		(535,395)

Balance, June 30, 2006	$—	$2,420,214	$3,749,508	$6,564,449	$(124,407)	$12,609,764

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
Where the Corporation is a transferor of assets to an SPE, the assets sold to the SPE generally are no longer recorded on the balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (QSPE). Statement of Financial Accounting Standards (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when an SPE meets the definition of a QSPE. In determining whether to consolidate non-qualifying SPEs where assets are legally isolated from National City’s creditors, the Corporation considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Corporation currently services credit card and automobile loans that were sold to securitization trusts. Further discussion regarding these securitization trusts is included in Note 5.
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
When a decision is made to sell or securitize a loan that was not originated or initially acquired with the intent to sell or securitize, the loan is reclassified from portfolio into held for sale or securitization. Such reclassifications may occur, and have occurred in the past, due to a change in strategy in managing the liquidity of the balance sheet, a strategic decision to exit a business line, the maturity of an existing securitization structure, or favorable terms offered in securitization markets. See Note 5 for further information on recent securitization activities. Substantially all residential mortgage loans, and recently originated home equity loans and lines of credit, are classified as held for sale based on management’s intent and ability sell these loans.
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
Automobile lease residual values, and certain types of commercial equipment lease residuals, are guaranteed by third parties. Although these guarantees of residual value are not considered in determining the initial accounting for these leases, the guarantees can affect the future accounting for the value of the residuals. Residual values on commercial equipment not protected by a guarantee are reviewed quarterly for other-than-temporary impairment. Impairment is assessed by comparing the carrying value of the leased asset’s residual value to both current and end of lease term market values. Where this analysis indicates that an other-than-temporary impairment has occurred, the carrying value of the lease residual is reduced to the estimated fair value, with the write-down generally recognized in other noninterest expense in the income statement.
Commercial loans and leases and loans secured by real estate are designated as nonperforming when either principal or interest payments are 90 days or more past due (unless the loan or lease is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection), terms are renegotiated below market levels, or when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonperforming status. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is charged against interest income. Interest income is recorded on a cash basis during the period the loan is on nonperforming status after recovery of principal is reasonably assured.
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
The Corporation sells residential and commercial real estate loans to Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA) in the normal course of business. These loan sale programs allow the Corporation to repurchase individual delinquent loans that meet certain criteria. Without the sponsoring entity’s prior authorization, the Corporation has the option to repurchase the delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, effective control over the loan has been regained. At this point, the Corporation is required to recognize the loan and a related liability on its balance sheet, regardless of the Corporation’s intent to repurchase the loan. At June 30, 2006, residential real estate portfolio loans of $234 million, commercial real estate loans held for sale of $17 million, and other borrowed funds of $251 million were recognized pursuant to these repurchase programs. As of December 31, 2005, and June 30, 2005, residential real estate portfolio loans included $311 million and $184 million, respectively, of loans available for repurchase with the related liability recorded within other borrowed funds.
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is recorded based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. When loans are identified for sale or securitization, the attributed loan loss allowance is reclassified to held for sale as a reduction to the carrying value of the loans.
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
Other Real Estate Owned: Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations, as well as bank premises qualifying as held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2006, OREO also includes insured loans in foreclosure. OREO obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in value subsequent to transfer are recorded in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of OREO are recognized in noninterest expense on the date of sale.

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
Debt securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at June 30, 2006, December 31, 2005, or June 30, 2005.
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
Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, are included in interest income. Realized gains and losses on the sale of and other-than-temporary impairment charges on securities are determined using the specific-identification method. Purchases and sales of securities are recognized on a trade date basis.
Certain equity security investments that do not have readily determinable fair values and for which the Corporation does not exercise significant influence are carried at cost and classified either within other investments or other assets on the balance sheet depending on the frequency of dividend declarations. Cost method investments classified within other investments, which consist solely of shares of Federal Home Loan Bank and Federal Reserve Bank stock, totaled $517 million, $541 million and $540 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. Cost method investments classified within other assets were $292 thousand for these same periods. Cost-method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.
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
Intangible assets with finite lives include core deposits, credit card, and other intangibles. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are primarily amortized over a period not to exceed 10 years using an accelerated amortization method. Credit card intangibles are amortized over their estimated useful lives on a straight-line basis, which range from one to 10 years. Other intangibles, which consist primarily of customer contracts and noncompete agreements, are amortized over the period benefited ranging from three to nine years. Amortization expense for core deposits and other intangibles is recognized in noninterest expense. Note 11 includes a summary of goodwill and other intangible assets.
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
Equipment leased to others is stated at cost less accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the life of the lease considering the estimated residual value. On a periodic basis, a review is undertaken to determine if leased equipment is impaired by comparing expected undiscounted cash flows from rental income to the carrying value. An impairment loss is recognized if the carrying amount of the equipment exceeds the expected cash flows.
Asset Securitizations: National City uses the securitization of financial assets as a source of funding. Financial assets, including pools of credit card and automobile loans, were transferred into trusts or to SPEs in transactions which are effective under applicable banking rules and regulations to legally isolate the assets from National City Bank (the Bank), a subsidiary of the Corporation. Where the transferor is a depository institution such as a bank subsidiary of the Corporation, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. In addition, National City purchased the guaranteed portion of Small Business Administration (SBA) loans from third party lenders and then securitized these loans into SBA guaranteed pooled securities through the use of a fiscal and transfer agent approved by the SBA. The certificates are then sold directly to institutional investors, achieving legal isolation.
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
A legal opinion regarding legal isolation has been obtained by the Bank for each credit card securitization. These opinions stated in their conclusions that the Federal Deposit Insurance Corporation (FDIC) regulation, Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation (Securitization Rule) would be applicable to the transfer of such assets. The Securitization Rule provides reasonable assurance that neither the FDIC acting as conservator or receiver for the transferring bank subsidiary, nor any other creditor of the bank, may reclaim or recover the assets from the securitization trust or recharacterize the assets as property of the transferring bank subsidiary or of the conservatorship or receivership for the bank. The opinion further reasoned, even if the Securitization Rule did not apply, then pursuant to various FDIC pronouncements, the FDIC would uphold the effectiveness of the security interest granted in the financial assets.
Legal opinions were also obtained for each automobile loan securitization, which were all structured as two-step transfers. While noting each of these transactions fall within the meaning of a “securitization” under the Securitization Rule, in accordance with accounting guidance, an analysis was also rendered under state law as if the transferring Bank was a debtor under the bankruptcy code. The “true sale” opinion obtained for each of these transactions provides reasonable assurance the purchased assets would not be characterized as the property of the transferring Bank’s receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.
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
An SBA approved fiscal and transfer agent associated with the SBA securitizations issues certificates once all the necessary documents to support the transaction have been provided. The Corporation retained beneficial interests in the securitized assets in the form of interest-only strips. The SBA guaranteed the credit risk with respect to the loans sold.
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
Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available for sale or trading securities portfolio. Retained interests from the credit card and automobile loan securitizations are classified as available-for-sale securities. Retained interests from the SBA securitizations are classified as trading securities and are included in other investments on the consolidated balance sheet. Subsequent adjustments to the fair value of retained interests classified as available for sale are recorded through other comprehensive income within stockholders’ equity or in other noninterest expense in the income statement if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Fair value adjustments and other-than-temporary adjustments to retained interests classified as trading securities are recorded in other noninterest income on the income statement.
The Corporation uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the loans, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. On a quarterly basis, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. If past performance and future expectations dictate, assumptions are revised and the present value of future cash flows is recalculated. Refer to Note 5 for further analysis of the assumptions used in the determination of fair value.
When the Corporation retains the right to service the securitized loans, and the fees received exceed the current market rates, a servicing asset is recorded and included in other assets on the balance sheet. A servicing asset is not recognized if the Corporation receives adequate compensation relative to current market servicing prices that would be charged by a substitute servicer, should one be required. Prior to January 1, 2006, servicing assets were initially measured at their allocated carrying amount based upon relative fair values at the date of securitization. Effective January 1, 2006, all servicing assets are initially measured at fair value.
For credit card securitizations, the Corporation’s continuing involvement in the securitized assets includes maintaining an undivided, pro rata interest in all credit card assets that are in the trust, referred to as seller’s interest. The seller’s interest ranks pari-passu with the investors’ interests in the trust. As the amount of the assets in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the carrying amount of the seller’s interest will vary. However, the Corporation is required to maintain its seller’s interest at a minimum level of 4% of the initial invested amount in each series to ensure sufficient assets are available for allocation to the investors’ interests.

Also with regard to credit card securitizations, the trust is not required to make principal payments to the investors during the revolving period, which generally approximates 48 months. Instead, the trust uses principal payments received on the accounts to purchase new credit card loans. Therefore, the principal dollar amount of the investor’s interest in the assets within the trust remains unchanged. Once the revolving period ends, the trust will distribute principal payments to the investors according to the terms of the transaction. Distribution of principal to the investors in the credit card trust may begin earlier if the average annualized yield on the loans securitized (generally equal to the sum of interest income, interchange and other fees, less principal credit losses during the period) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors plus contractual servicing fees), or certain other events occur.
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
Effective January 1, 2006, the Corporation adopted SFAS 156, Accounting for Servicing of Financial Assets. Under SFAS 156, all separately recognized servicing assets and/or liabilities are initially recognized at fair value. For subsequent measurement of servicing rights, the Corporation has elected the fair value method for MSRs while all other servicing assets follow the amortization method. Under the fair value measurement method, MSRs are measured at fair value each reporting period and changes in fair value are reported in loan servicing revenue in the income statement. Under the amortization method, other servicing assets are amortized in proportion to and over the period of estimated servicing income and assessed for impairment based on fair value at each reporting period. Contractual servicing fees including ancillary income and late fees, fair value adjustments, associated derivative gains and losses, and impairment losses, if any, are reported in loan servicing revenue on the income statement.
Prior to January 1, 2006, all servicing assets were carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value. MSRs designated in hedge relationships, pursuant to SFAS 133 Accounting for Derivative Instruments and Hedging Activities, were permitted to be adjusted upward to fair value if the hedge was deemed to be effective. All servicing assets were amortized in proportion to, and over the period of, estimated net servicing income and evaluated for impairment in accordance with SFAS 140. For purposes of determining impairment, the loans underlying the servicing assets were stratified by certain risk characteristics, primarily loan type and note rate. If temporary impairment existed within a risk stratification tranche, a valuation allowance was established through a charge to income equal to the amount by which the carrying value, including hedge accounting adjustments, exceeded the fair value. If it was later determined that all or a portion of the temporary impairment no longer existed for a particular tranche, the valuation allowance was reduced through a recovery to income. Servicing assets were also periodically reviewed for other-than-temporary impairment. Other-than-temporary impairment existed when the recoverability of a recorded valuation allowance was determined to be remote, taking into consideration historical and projected interest rates and loan payoff activity. When this situation occurred, the unrecoverable portion of the valuation allowance was applied as a direct write-down to the carrying value of the servicing asset. Unlike a valuation allowance, a direct write-down permanently reduced the carrying value of the MSR and the valuation allowance, precluding subsequent recoveries.
The fair value of MSRs is estimated by calculating the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. A static discounted cash flow methodology is utilized which incorporates current market interest rates. A static model does not attempt to forecast or predict the future direction of interest rates; rather it estimates the amount and timing of future servicing cash flows using current market interest rates. Expected mortgage loan prepayment assumptions are derived from an internal proprietary model and consider empirical data drawn from the historical performance of the Corporation’s managed portfolio. Prepayment rates have a lesser impact on the value of servicing assets associated with commercial real estate loans as these loans have lockout and prepayment penalties generally ranging from five to nine years.

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
Share-Based Payment: Compensation cost is recognized for stock options and restricted stock awards issued to employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used to estimate the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. When an award is granted to an employee who is retirement eligible, compensation cost of these awards is recognized over the period up to the date the employee first becomes eligible to retire.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction: In July 2006, the FASB issued FASB Staff Position (FSP) 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This FSP amends SFAS 13, Accounting for Leases, to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 is required to be applied to fiscal years beginning after December 15, 2006. The application of this FSP is not expected to have a material impact on financial condition, results of operations or liquidity.
Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Corporation will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Corporation has yet to determine what impact, if any, the adoption of FIN 48 will have on its financial condition, results of operations or liquidity.
Accounting for Servicing of Financial Assets: In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. This standard requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. Under the amortization method, an entity shall amortize the value of servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. Under the fair value measurement method, an entity shall measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.
Effective January 1, 2006, the Corporation adopted this statement by electing fair value as the measurement method for residential real estate mortgage servicing rights (MSRs). A cumulative effect adjustment of $26 million pretax, or $17 million after-tax, was recognized in retained earnings on the date of adoption, which represented the difference between the carrying value and fair value of MSRs at January 1, 2006. All subsequent changes in the fair value of MSRs have been recognized in current period earnings. Refer to Note 12 for servicing asset disclosures required by SFAS 156.
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
Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument shall be recognized as a cumulative effect adjustment to retained earnings. The adoption of this statement is not expected to have a material impact on financial condition, results of operations or liquidity.
Meaning of Other-Than-Temporary Impairment: In November 2005, the FASB issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Refer to Note 8 for these disclosures. Management has applied the guidance in this FSP.
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
3. ACQUISITIONS
On January 15, 2005, the Corporation completed its acquisition of Charter One Vendor Finance for a cash payment of $312 million. Charter One Vendor Finance was renamed National City Vendor Finance (NCVF). NCVF serves major vendors, such as manufacturers, value-added resellers, and select specialized lessors, in middle- and large-ticket equipment and software markets, and finances equipment and real estate for franchises of selected leading franchisors. The fair values of acquired assets, liabilities and identified intangibles have been finalized for the NCVF acquisition. As of June 30, 2006, goodwill resulting from this acquisition was $9 million.
On May 1, 2006, the Corporation completed its acquisition of privately-held bank holding company Forbes First Financial Corporation (Pioneer) in a cash transaction. Pioneer operates eight branches in the St. Louis, Missouri metropolitan area. As of the acquisition date, the fair value of Pioneer’s loans and deposits were $372 million and $430 million, respectively. Goodwill and intangibles resulting from this acquisition were $62 million.
On July 11, 2006, the Corporation signed a definitive agreement to acquire Harbor Florida Bancshares, Inc. (Harbor), a banking company operating 40 branches along the central east coast of Florida through its subsidiary Harbor Federal Savings Bank. As of June 30, 2006, Harbor had total loans and deposits of $2.6 billion and $2.2 billion, respectively. Under the terms of the agreement, Harbor shareholders will receive National City common stock worth $45 for each share of Harbor common stock. The exchange ratio will be based on the average closing price for National City common stock for the 10 trading days immediately preceding Federal Reserve Board approval. The total indicated value of the transaction is approximately $1.1 billion. Subject to regulatory and shareholder approval, completion of the transaction is expected to occur in the fourth quarter of 2006.
On July 27, 2006, the Corporation signed a definitive agreement to acquire Fidelity Bankshares, Inc. (Fidelity), a banking company operating 52 branches along Florida’s east coast through its subsidiary Fidelity Federal Bank & Trust. As of June 30, 2006, Fidelity had total loans and deposits of $3.3 billion and $3.4 billion, respectively. Under the terms of the agreement, for each share of stock outstanding, Fidelity shareholders may elect to receive either $39.50 in cash or 1.0977 shares of National City common stock totaling approximately $500 million in cash and 13.9 million National City shares. Shareholder elections are subject to an allocation process that will occur at the time shareholders vote on the proposed transaction. The total indicated value of the transaction is approximately $1 billion. Subject to regulatory and shareholder approval, completion of the transaction is expected to occur in the first quarter of 2007.
Assets and liabilities of acquired entities are recorded on the balance sheet at estimated fair values as of respective acquisition dates, and the results of acquired entity operations are included in the consolidated statement of income from those dates. The fair values of acquired assets and liabilities, including identifiable intangible assets, are finalized as quickly as possible following an acquisition. Balances are subject to refinement, however, as additional information becomes available and exit plans are finalized. Purchase accounting adjustments determinable within 12 months of the acquisition date result in adjustments to goodwill.
4. RESTRUCTURING CHARGES
In 2005, the Corporation implemented its Best In Class program. Best In Class is a series of projects designed to drive long-term performance improvement and cultural change. Restructuring costs related to the program include employee severance, lease exits, contract terminations, asset impairment, and other items. Best in Class restructuring costs recognized in the three months ended June 30, 2006 and 2005 were $4 million and $1 million, respectively. Best In Class restructuring costs recognized in the six months ended

June 30, 2006 and 2005 were $9 million and $3 million, respectively. Costs recognized in 2006 relate principally to severance and outplacement costs.
Charges recognized since the inception of the program total $74 million, and substantially all of these charges have been recorded within the Parent and Other category. Additional restructuring costs related to Best In Class initiatives are expected to be incurred through 2008. At this time, the amounts and exact timing of additional charges cannot be reasonably estimated. As of June 30, 2006, payments related to the Best In Class restructuring liability are scheduled to occur through August 2008 for severance benefits and through January 2010 for lease obligations on vacated facilities.
The Corporation has also implemented restructuring plans related to the integration of recently acquired entities. These plans are formulated prior to each acquisition. Costs incurred for acquisition-related employee terminations consist of severance, relocation, retention, and outplacement benefits. Severance, relocation, and outplacement benefit costs are recognized in the allocation of the purchase price to acquired assets and liabilities. Retention benefits are recorded to salaries expense over the required service period. Exit and termination costs relating to the exit of certain businesses, facility leases, and other contract termination costs are also recognized in the allocation of the purchase price to acquired assets and liabilities. During each of the three month periods ended June 30, 2006 and 2005, the Corporation recorded expense of $5 million for severance and other employee-related costs unrelated to Best In Class. During the six months ended June 30, 2006 and 2005, the Corporation recorded severance and other employee-related expenses unrelated to Best In Class of $5 million and $13 million, respectively. Severance expense for the three and six months ended June 30, 2005 included acquisition-related retention benefits of approximately $800 thousand and $5 million, respectively. No significant acquisition-related retention benefits were paid during the three and six month periods ended June 30, 2006. Payments will continue to be made for acquisition-related restructuring plan costs through 2013, primarily related to lease obligations on vacated facilities.
Severance and other employee-related restructuring costs not associated with acquisitions are recorded in salaries, benefits and other personnel costs in the income statement. Other restructuring costs, which consists primarily of consulting and lease exit costs unrelated to acquisitions, are recorded in third party services and other noninterest expense, respectively, in the income statement.
A progression of the severance and restructuring liability for the three and six months ended June 30, 2006 and 2005 is presented in the following table. The table below also includes severance expenses incurred in the normal course of business. All severance and other termination expenses recognized are recorded as unallocated corporate charges within the Parent and Other category.

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
		Best In	Acquisitions		Best In	Acquisitions
(In Thousands)	Total	Class	and Other	Total	Class	And Other

Beginning balance	$66,781	$32,921	$33,860	$87,853	$47,690	$40,163
Severance and other employee related costs:
Charged to expense	8,627	3,659	4,968	12,521	7,223	5,298
Recognized in purchase price allocation	757	—	757	(243)	—	(243)
Payments	(14,552)	(11,569)	(2,983)	(35,116)	(28,421)	(6,695)
Exit costs, contract terminations and other:
Charged to expense	839	839	—	1,687	1,687	—
Recognized in purchase price allocation	1,143	—	1,143	1,143	—	1,143
Payments	(3,031)	(1,561)	(1,470)	(7,281)	(3,890)	(3,391)

Ending balance	$60,564	$24,289	$36,275	$60,564	$24,289	$36,275

	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
		Best In	Acquisitions		Best In	Acquisitions
(In Thousands)	Total	Class	and Other	Total	Class	and Other

Beginning balance	$78,099	$—	$78,099	$98,486	$—	$98,486
Severance and other employee related costs:
Charged to expense	5,139	—	5,139	13,354	—	13,354
Recognized in purchase price allocation	1,053	—	1,053	(2,167)	—	(2,167)
Payments	(20,133)	—	(20,133)	(40,868)	—	(40,868)
Exit costs, contract terminations and other:
Charged to expense	708	708	—	2,881	2,881	—
Recognized in purchase price allocation	2,783	—	2,783	1,640	—	1,640
Payments	(1,874)	(708)	(1,166)	(7,551)	(2,881)	(4,670)

Ending balance	$65,775	$—	$65,775	$65,775	$—	$65,775

5. SECURITIZATION ACTIVITY
The Corporation has securitized pools of credit card, automobile, and Small Business Administration (SBA) loans.
Credit Card: In the first quarter of 2006, the Series 2001-1 credit card securitization matured and a $425 million pool of credit card receivables (Series 2006-1) was securitized. A pretax gain of $2 million was recognized on this transaction within loan sale revenue. Retained interests of $28 million were recognized at the date of sale. Retained interests included a seller’s interest in the loans, accrued interest, and an interest-only strip. The initial carrying values were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The fair value of the interest-only strip was estimated by discounting the projected future cash flows of this security. The Corporation retained the right to service these loans. Servicing fees to be received approximated the current market rate for servicing fees, therefore, no servicing asset or liability was recognized. Transaction costs of $1.1 million were capitalized and are being amortized over the revolving period of this securitization of four years.
Automobile: In July 2006, the Corporation exercised an early call on the outstanding notes of the 2002-A automobile securitization. Accordingly, the Corporation redeemed $48 million of loans from the securitization trust at a price equal to unpaid principal plus accrued interest. These loans were recorded at fair value which approximated the purchase price.
SBA: During the first six months of 2005, the Corporation securitized four pools of SBA loans totaling $25 million and recognized retained interests in the form of interest-only strips with an initial carrying value of approximately $1 million. Transaction costs were expensed in conjunction with these sales.
Home Equity: In April 2006, the Corporation called the Series 2000-A home equity securitization. Accordingly, as of June 30, 2006, the Corporation had no securitized home equity loans.
A summary of the assumptions used to value interests that continue to be held in securitized loans follows:

	Weighted-	Variable	Monthly	Expected
	Average	Annual	Principal	Annual	Annual
	Life	Coupon Rate	Repayment	Credit	Discount
	(in months)	To Investors	Rate	Losses	Rate	Yield

Credit Card Loans:
Interest-only strip (Series 2002-1)	5.7	2.06%	17.41%	5.34%	15.00%	11.99%
Interest-only strip (Series 2005-1)	3.2	3.75	18.21	5.35	15.00	12.00
Interest-only strip (Series 2006-1)	3.1	4.81	19.01	4.77	15.00	13.79

	Weighted-	Monthly
	Average	Prepayment	Expected	Annual	Weighted-
	Life	Speed	Cumulative	Discount	Average
	(in months)	(% ABS)	Credit Losses	Rate	Coupon

Automobile Loans:
Interest-only strip (Series 2002-A)	22.9	1.40%	2.25%	12.00%	8.71%
Servicing asset (Series 2002-A)	22.9	1.40	2.25	12.00	8.71
Interest-only strip (Series 2004-A)	21.8	1.50	1.75	12.00	6.79
Servicing asset (Series 2004-A)	21.8	1.50	1.75	11.00	6.79
Interest-only strip (Series 2005-A)	16.6	1.50	2.18	12.00	7.06
Servicing asset (Series 2005-A)	12.5	1.50	2.18	10.00	7.06

A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows.

			Three Months Ended		Six Months Ended
	As of June 30, 2006		June 30, 2006		June 30, 2006
		Loans Past
		Due 30
	Principal	Days or	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,350.4	$92.4	$2,342.4	$23.5	$2,356.6	$43.6
Automobile	2,218.8	42.4	2,406.5	.3	2,592.9	8.8
SBA	38.9	4.3	40.2	—	41.5	—

Total loans managed or securitized	4,608.1	139.1	4,789.1	23.8	4,991.0	52.4
Less loans securitized:
Credit Card	1,450.0	50.1	1,450.0	14.1	1,243.6	20.9
Automobile	1,987.2	27.4	2,142.0	3.4	2,302.5	7.0
SBA	38.9	4.3	40.2	—	41.5	—
Less loans held for securitization:
Credit Card	—	—	—	—	206.6	—

Loans held in portfolio	$1,132.0	$57.3	$1,156.9	$6.3	$1,196.8	$24.5

			Three Months Ended		Six Months Ended
	As of June 30, 2005		June 30, 2005		June 30, 2005
		Loans Past
	Principal	Due 30 Days	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	or More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,307.6	$86.7	$2,343.0	$37.6	$2,387.9	$74.1
Automobile	3,338.0	61.5	3,447.4	8.1	3,520.9	19.0
Home Equity	27,507.6	82.3	26,683.6	11.4	25,960.2	24.5
SBA	29.9	5.2	29.7	—	24.8	—

Total loans managed or securitized	33,183.1	235.7	32,503.7	57.1	31,893.8	117.6
Less securitized loans:
Credit Card	1,035.7	40.9	1,376.5	20.3	1,413.0	38.4
Automobile	674.2	14.7	724.9	2.5	779.7	5.9
Home Equity	42.1	.9	45.6	.2	51.0	1.0
SBA	29.9	5.2	29.7	—	24.8	—
Less loans held for securitization:
Credit Card	414.3	—	70.6	—	35.5	—

Loans held in portfolio	$30,986.9	$174.0	$30,256.4	$34.1	$29,589.8	$72.3

Certain cash flows received from the securitization trusts follow:

	Three Months Ended				Six Months Ended
	June 30, 2006				June 30, 2006
	Credit		Home		Credit		Home
(In Millions)	Card	Automobile	Equity	SBA	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$—	$—	—	$—	$425.0	$—	$—	$—
Proceeds from collections reinvested in previous securitizations	855.1	—	—	—	1,459.9	—	—	—
Servicing fees received	7.3	5.4	—	—	12.4	11.6	—	—
Other cash flows received on interests that continue to be held	27.2	16.5	—	.3	36.5	25.0	—	.6
Proceeds from sales of previously charged-off accounts	.3	—	—	—	4.1	—	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	—	.1	—

	Three Months Ended				Six Months Ended
	June 30, 2005				June 30, 2005
	Credit		Home		Credit		Home
(In Millions)	Card	Automobile	Equity	SBA	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$—	$—	$—	$3.3	$—	$—	$—	$23.9
Proceeds from collections reinvested in previous securitizations	780.2	—	1.4	—	1,563.6	—	2.7	—
Servicing fees received	6.7	1.8	.1	—	14.0	3.9	.2	—
Other cash flows received on interests that continue to be held	19.4	4.6	.3	.2	42.2	9.1	.6	.3
Proceeds from sales of previously charged-off accounts	.6	—	—	—	.6	—	—	—
Purchases of delinquent or foreclosed assets	—	—	.3	—	—	—	.8	—

As of June 30, 2006, the Corporation held certain interests in securitized credit card and automobile loans consisting of interest-only strips and servicing assets. The table below presents the weighted average assumptions used to measure the fair values of these interests as of June 30, 2006. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

		Weighted-		Monthly	Expected
		Average	Variable Annual	Principal	Annual	Annual
	Fair	Life	Coupon Rate to	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)	Investors	Rate	Losses	Rate	Yield

Credit Card Loans
Interest-only strips	$4.7	3.1	5.46%	19.25%	4.72%	15.00%	13.55%
Decline in fair value of 10% adverse change			$2.0	$.3	$1.7	$—	$4.6
Decline in fair value of 20% adverse change			3.9	.6	3.4	—	4.7

			Monthly	Expected
		Weighted-	Prepayment	Cumulative	Annual	Weighted-
	Fair	average Life	Speed	Credit	Discount	Average
(Dollars in Millions)	Value	(in months)	(% ABS)(a)	Losses	Rate	Coupon

Automobile Loans
Interest-only strip	$12.4	10.8	1.50%	1.93%	12.00%	7.02%
Decline in fair value of 10% adverse change			$.8	$2.8	$.2	$3.2
Decline in fair value of 20% adverse change			.9	4.2	.4	5.1

Servicing asset(b)	$16.0	10.0	1.50%	1.93%	10.15%	7.02%
Decline in fair value of 10% adverse change			$1.1	$—	$.1	$—
Decline in fair value of 20% adverse change			2.3	—	.3	.1

(a)	Absolute prepayment speed.

(b)	Carrying value of servicing assets at June 30, 2006 was $14 million.
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
Lease Financings: Lease financings, included in portfolio loans on the consolidated balance sheet, consist of direct financing and leveraged leases of commercial and other equipment, primarily computers and office equipment, manufacturing and mining equipment, commercial trucks and trailers, airplanes, along with retail automobile lease financings. Commercial equipment lease financings are included in commercial loans, while automobile lease financings are included in other consumer loans. The Corporation no longer originates automobile leases; accordingly, the retail portfolio will run off over time as the leases expire and the automobiles are sold.
A summary of lease financings by type follows:

	June 30	December 31	June 30
(In Thousands)	2006	2005	2005

Commercial
Direct financings	$3,258,516	$3,237,722	$2,856,140
Leveraged leases	272,058	307,439	310,248

Total commercial lease financings	3,530,574	3,545,161	3,166,388
Consumer
Retail automobile lease financings	355,856	411,147	466,987

Total net investment in lease financings	$3,886,430	$3,956,308	$3,633,375

The components of the net investment in lease financings by type follow:

	June 30	December 31	June 30
(In Thousands)	2006	2005	2005

Commercial
Lease payments receivable	$3,572,514	$3,559,471	$3,143,342
Estimated residual value of leased assets	466,211	482,049	492,770

Gross investment in commercial lease financings	4,038,725	4,041,520	3,636,112
Unearned income	(508,151)	(496,359)	(469,724)

Total net investment in commercial lease financings	$3,530,574	$3,545,161	$3,166,388

Consumer
Lease payments receivable	$166,430	$221,512	$277,286
Estimated residual value of leased assets	218,912	231,582	245,882

Gross investment in consumer lease financings	385,342	453,094	523,168
Unearned income	(29,486)	(41,947)	(56,181)

Total net investment in consumer lease financings	$355,856	$411,147	$466,987

     A rollforward of the residual value component of lease financings by type follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2006	2005	2006	2005

Commercial
Beginning balance	$493,616	$518,004	$482,049	$541,809
Additions	16,393	7,501	36,850	13,317
Acquisitions(a)	—	—	—	1,520
Runoff	(37,118)	(32,735)	(46,008)	(63,876)
Write-downs	(6,680)	—	(6,680)	—

Ending balance	$466,211	$492,770	$466,211	$492,770

Consumer
Beginning balance	$225,397	$255,034	$231,582	$263,768
Runoff	(6,485)	(10,926)	(12,670)	(19,660)
Recoveries	—	1,774	—	1,774

Ending balance	$218,912	$245,882	$218,912	$245,882

(a)	Associated with the acquisition of National City Vendor Finance. Refer to Note 3 for further details of this acquisition.
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

A summary of the net carrying value of equipment leased to others by type follows:

	June 30	December 31	June 30
(In Thousands)	2006	2005	2005

Commercial
Cost	$584,809	$455,462	$408,351
Accumulated depreciation	(132,088)	(104,373)	(81,012)

Net carrying value of commercial leased equipment	452,721	351,089	327,339
Consumer
Cost	298,750	457,332	652,477
Accumulated depreciation	(89,929)	(112,094)	(114,340)

Net carrying value of consumer leased equipment	208,821	345,238	538,137

Total net carrying value of equipment leased to others	$661,542	$696,327	$865,476

7. LOANS, ALLOWANCE FOR LOAN LOSSES AND ALLOWANCE FOR LOSSES ON LENDING-RELATED COMMITMENTS
Total portfolio loans outstanding were recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments associated with acquired loans of $285 million, $177 million, and $131 million, at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.
To provide for the risk of loss inherent in the process of extending credit, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments.
Activity in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2006	2005	2006	2005

Balance at beginning of period	$1,001,324	$1,178,824	$1,094,047	$1,188,462
Provision for credit losses	61,975	18,704	93,888	96,316
Allowance related to loans acquired, sold or securitized	1,733	(751)	(2,047)	(41)
Charge-offs:
Commercial	28,798	31,018	73,614	73,946
Commercial construction	1,890	537	1,762	2,377
Commercial real estate	5,100	7,442	11,783	12,610
Residential real estate	46,488	28,158	92,788	70,700
Home equity lines of credit	14,681	8,075	36,037	15,431
Credit cards and other unsecured lines of credit	20,089	30,165	47,940	58,567
Other consumer	10,791	20,015	36,665	45,640

Total charge-offs	127,837	125,410	300,589	279,271
Recoveries:
Commercial	10,156	24,560	26,511	56,329
Commercial construction	6	109	133	113
Commercial real estate	1,382	1,974	3,060	4,827
Residential real estate	18,880	12,223	30,680	29,066
Home equity lines of credit	5,150	2,201	8,612	4,066
Credit cards and other unsecured lines of credit	3,561	3,513	9,995	5,962
Other consumer	13,075	9,180	25,115	19,298

Total recoveries	52,210	53,760	104,106	119,661
Net charge-offs	75,627	71,650	196,483	159,610

Balance at end of period	$989,405	$1,125,127	$989,405	$1,125,127

Activity in the allowance for losses on lending-related commitments follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2006	2005	2006	2005

Balance at beginning of period	$78,731	$93,373	$83,601	$100,538
Net provision for credit losses on lending-related commitments	(2,058)	7,123	(6,928)	(42)

Balance at end of period	$76,673	$100,496	$76,673	$100,496

Nonperforming loans totaled $489 million, $490 million and $471 million as of June 30, 2006, December 31, 2005, and June 30, 2005, respectively. For loans classified as nonperforming at June 30, 2006, the contractual interest due and actual interest recognized on those loans during the first six months of 2006 was $22 million and $3 million, respectively. Included in nonperforming loans were impaired loans, as defined under SFAS 114, aggregating $176 million, $117 million, and $116 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. Average impaired loans for the first six months of 2006 and 2005 totaled $146 million and $105 million, respectively. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans as of June 30, 2006, December 31, 2005, and June 30, 2005 was $29 million, $20 million, and $7 million, respectively. At June 30, 2006, December 31, 2005, and June 30, 2005, impaired loans with an associated allowance totaled $104 million, $70 million, and $35 million, while impaired loans with no associated allowance totaled $72 million, $47 million and $82 million for the same periods respectively. During the first six months of 2006 and 2005, interest recognized on impaired loans while they were considered impaired was not material.
8. SECURITIES
Securities available for sale follow:

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

June 30, 2006
U.S. Treasury	$1,042,572	$3,127	$31,628	$1,014,071
Federal agency	223,332	2,725	3,969	222,088
Mortgage-backed securities	5,683,181	4,776	184,506	5,503,451
Asset-backed and corporate debt securities	205,325	2,094	87	207,332
States and political subdivisions	555,973	8,770	1,901	562,842
Other	206,009	10,645	895	215,759

Total securities	$7,916,392	$32,137	$222,986	$7,725,543

December 31, 2005
U.S. Treasury	$992,953	$17,282	$6,502	$1,003,733
Federal agency	181,196	2,132	2,895	180,433
Mortgage-backed securities	5,437,449	27,849	69,929	5,395,369
Asset-backed and corporate debt securities	245,758	2,385	424	247,719
States and political subdivisions	607,499	14,537	1,211	620,825
Other	415,954	11,283	688	426,549

Total securities	$7,880,809	$75,468	$81,649	$7,874,628

June 30, 2005
U.S. Treasury	$753,345	$28,229	$239	$781,335
Federal agency	208,335	2,518	2,395	208,458
Mortgage-backed securities	5,133,549	57,800	20,280	5,171,069
Asset-backed and corporate debt securities	357,899	3,022	456	360,465
States and political subdivisions	645,816	23,825	460	669,181
Other	486,390	21,276	3,876	503,790

Total securities	$7,585,334	$136,670	$27,706	$7,694,298

As of December 31, 2005 and June 30, 2005, the other category included the Corporation’s internally managed equity portfolio of bank and thrift common stock investments (bank stock fund). The bank stock fund had an amortized cost and fair value of $135 million and $139 million, respectively, at December 31, 2005 and an amortized cost and fair value of $247 million and $261 million, respectively, at June 30, 2005. No such balances were outstanding at June 30, 2006 as the Corporation no longer maintains a bank stock fund.
The following table presents the age of gross unrealized losses and associated fair value by investment category.

	June 30, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$659,776	$29,598	$48,221	$2,030	$707,997	$31,628
Federal agency	90,480	1,467	109,011	2,502	199,491	3,969
Mortgage-backed securities	3,088,455	94,220	1,865,670	90,286	4,954,125	184,506
Asset-backed securities	7,203	42	9,637	45	16,840	87
States and political subdivisions	57,429	490	54,526	1,411	111,955	1,901
Other	28,539	430	22,554	465	51,093	895

Total	$3,931,882	$126,247	$2,109,619	$96,739	$6,041,501	$222,986

Management does not believe any individual unrealized loss as of June 30, 2006, represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC, and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 10% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.
At June 30, 2006, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $6.8 billion.
At June 30, 2006, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.
For the six months ended June 30, 2006 and 2005, gross securities gains of $15 million and $21 million, respectively, were recognized, while gross securities losses were $2 million and $2 million, respectively.
9. TRADING ASSETS AND LIABILITIES
Certain securities, loans, and derivative instruments are classified as trading when they are entered into for the purpose of making short-term profits or to provide risk management products to customers. All trading instruments are carried at fair value. Trading securities primarily include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, and corporate bonds. Trading loans consist mainly of the guaranteed portion of Small Business Administration loans. Trading securities and loans are classified within other investments on the balance sheet. Trading derivative instruments principally represent interest rate swap and option contracts and foreign currency futures and forward contracts entered into to meet the risk management needs of commercial banking customers. The fair values of trading derivatives are included in derivative assets and derivative liabilities on the balance sheet. Further detail on derivative instruments is included in Note 23. Trading liabilities also include obligations to purchase securities that have already been sold to other third parties. These obligations are called securities sold short and are included in borrowed funds on the balance sheet.
The following table presents the fair values of trading assets and liabilities:

	June 30	December 31	June 30
(In Thousands)	2006	2005	2005

Trading assets:
Securities	$514,531	$409,406	$300,165
Loans	520,253	526,751	536,758
Derivative instruments	169,814	125,325	134,457

Total trading assets	$1,204,598	$1,061,482	$971,380

Trading liabilities:
Securities sold short	$88,655	$25,858	$76,385
Derivative instruments	141,082	98,835	114,810

Total trading liabilities	$229,737	$124,693	$191,195

Trading revenue includes both net interest income from trading securities, loans, and securities sold short, and gains and losses from changes in the fair value of trading instruments. Gains and losses on trading instruments are included either within brokerage revenue or other income on the income statement. Total revenue from trading activities was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2006	2005	2006	2005

Net interest income	$13,513	$8,239	$25,968	$15,225
Gains (losses):
Securities and securities sold short	(774)	(95)	6,021	465
Loans	(10,665)	(303)	(11,764)	972
Derivative instruments	8,332	12,171	11,702	19,459

Total net gains in noninterest income	(3,107)	11,773	5,959	20,896

Total net trading revenue	$10,406	$20,012	$31,927	$36,121

10. PRINCIPAL INVESTMENTS
The principal investment portfolio is managed within the Wholesale Banking line of business. The direct portfolio primarily consists of investments in the consumer, retail, manufacturing, automotive, commercial services, health care, commercial distribution, and building products industries with the largest industry, manufacturing, constituting approximately 18% of the total principal investment portfolio. The indirect portfolio consists of investments in private equity funds managed by third parties. Each fund is diversified according to the terms of the fund’s agreement and the general partner’s direction. A rollforward of principal investments follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2006	2005	2006	2005

Direct Investments:
Carrying value at beginning of period	$318,913	$313,139	$316,974	$323,028
Investments — new fundings	20,305	14,367	30,818	21,975
Returns of capital and write-offs	(7,097)	(22,215)	(12,890)	(43,178)
Fair value adjustments	(6,000)	(2,861)	(8,781)	605

Carrying value at end of period	$326,121	$302,430	$326,121	$302,430

Indirect Investments:
Carrying value at beginning of period	$348,422	$350,600	$343,864	$342,517
Investments — new fundings	20,321	21,973	42,894	38,918
Returns of capital and write-offs	(14,338)	(28,782)	(32,141)	(37,168)
Fair value adjustments	419	(1,341)	207	(1,817)

Carrying value at end of period	$354,824	$342,450	$354,824	$342,450

Total Principal Investments:
Carrying value at beginning of period	$667,335	$663,739	$660,838	$665,545
Investments — new fundings	40,626	36,340	73,712	60,893
Returns of capital and write-offs	(21,435)	(50,997)	(45,031)	(80,346)
Fair value adjustments	(5,581)	(4,202)	(8,574)	(1,212)

Carrying value at end of period	$680,945	$644,880	$680,945	$644,880

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2006	2005	2006	2005

Principal investment revenue (a)	$6,930	$5,514	$13,383	$12,923

Net principal investment gains (b)	24,430	9,107	58,255	19,430

(a)	Consists primarily of interest, dividends, and fee income

(b)	Consists primarily of fair value adjustments and realized gains and losses on investments
Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 20.
11. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying value of goodwill was $3.3 billion at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. A rollforward of goodwill by line of business for the six months ended June 30, 2006 follows:

		Goodwill
	January 1	Acquired/	Impairment	June 30
(In Thousands)	2006	Adjustments(a)	Losses	2006

Consumer and Small Business Financial Services	$1,025,340	$10,818	$—	$1,036,158
Wholesale Banking	1,646,918	24,167	—	1,671,085
National City Mortgage	62,394	(1)	—	62,393
National Consumer Finance	347,756	(813)	—	346,943
Asset Management	230,701	(501)	—	230,200
Parent and Other	—	—	—	—

Total	$3,313,109	$33,670	$—	$3,346,779

(a)	Represents goodwill associated with acquired businesses, sold businesses, and purchase accounting adjustments.
Goodwill recognized in connection with the recent acquisition of Forbes First Financial (Pioneer Bank) totaled $43 million and was allocated between the Consumer and Small Business and Wholesale Banking segments in the above table. Refer to Note 3 for further discussion on goodwill and other intangible assets recognized in connection with recent acquisitions.

Finite-lived intangible assets capitalized on the balance sheet include core deposit, credit card, operating lease, and other intangibles. A summary of these intangible assets follows:

	June 30	December 31	June 30
(In Thousands)	2006	2005	2005

Core deposit intangibles
Gross carrying amount	$268,303	$253,942	$279,507
Less: accumulated amortization	135,423	119,607	128,905

Net carrying amount	132,880	134,335	150,602

Credit card intangibles
Gross carrying amount	7,699	7,699	17,323
Less: accumulated amortization	2,349	1,626	15,613

Net carrying amount	5,350	6,073	1,710

Operating lease
Gross carrying amount	47,205	47,205	47,205
Less: accumulated amortization	47,205	43,901	34,932

Net carrying amount	—	3,304	12,273

Other intangibles
Gross carrying amount	52,697	47,690	47,858
Less: accumulated amortization	28,739	23,049	17,647

Net carrying amount	23,958	24,641	30,211

Total finite-lived intangibles
Gross carrying amount	375,904	356,536	391,893
Less: accumulated amortization	213,716	188,183	197,097

Net carrying amount	$162,188	$168,353	$194,796

Amortization expense on finite-lived intangible assets totaled $ 13 million and $22 million for the three months ended June 30, 2006 and 2005, respectively. Amortization expense on finite-lived intangible assets totaled $ 26 million and $45 million for the six months ended June 30, 2006 and 2005, respectively. Amortization expense on finite-lived intangible assets is expected to total $ 41 million, $28 million, $ 23 million, $ 18 million, and $ 14 million for fiscal years 2007, 2008, 2009, 2010, and 2011, respectively.
12. SERVICING ASSETS
The Corporation has obligations to service residential mortgage loans, commercial real estate loans, automobile loans, and other consumer loans. Classes of servicing assets are identified based on management’s method of managing the risks associated with these servicing assets. A description of the various classes of servicing assets follows.
Residential Mortgage Servicing Rights: Servicing of residential real estate loans is a significant business activity of the Corporation. The Corporation recognizes mortgage servicing rights (MSRs) on residential real estate loans sold by the National City Mortgage (NCM) and First Franklin business units when it sells these loans and retains the obligation to service these loans. MSRs are subject to declines in value, primarily resulting from prepayments of the underlying loans. The Corporation manages this risk by entering into derivative instruments which are expected to increase in value when the value of MSRs declines.
Effective January 1, 2006, the Corporation adopted the provisions of SFAS 156 and elected the fair value measurement method for MSRs. Upon adoption, the carrying value of the MSRs was increased to fair value by recognizing a cumulative effect adjustment of $26 million pretax, or $17 million after-tax. Management selected the fair value measurement method of accounting for MSRs to be consistent with its risk management strategy to hedge the fair value of these assets. The fair value method of accounting for MSRs therefore matches the accounting for the related derivative instruments. Changes in the fair value of MSRs, as well as changes in fair value of the related derivative instruments, are recognized each period within loan servicing revenue on the income statement.
Changes in the carrying value of MSRs, accounted for at fair value, for the three- and six-month periods ended June 30, 2006 follow:

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2006	June 30, 2006

Balance at beginning of period	$2,361,617	$2,115,715
Cumulative effect of change in accounting	—	26,392
Additions from loans sold with servicing retained	137,152	256,566
Subtractions from sales of servicing rights	—	(196)
Changes in fair value due to:
Time decay(a)	(15,911)	(31,747)
Payoffs(b)	(94,800)	(171,558)

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2006	June 30, 2006

Implementation of internal prepayment model	(55,983)	(55,983)
All other changes in valuation inputs or assumptions(c)	209,175	402,061

Fair value of MSRs at end of period	$2,541,250	$2,541,250

Unpaid principal balance of loans serviced for others (in millions)	$184,384

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(b)	Represents decrease in MSR value associated with loans that paid off during the period.

(c)	Represents MSR value change resulting primarily from market-driven changes in interest rates.
Prior to January 1, 2006, all MSRs were recorded at the lower of their initial carrying value, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedging relationships were valued at fair value which may have exceeded their initial carrying value. Changes in fair value, resulting from the application of hedge accounting, became part of the MSR basis. MSRs were periodically evaluated for impairment, and a valuation allowance established through a charge to income when the carrying value, including hedge accounting adjustments (if applicable), exceeded the fair value and was believed to be temporary. Other-than-temporary impairments were recognized if the recoverability of the carrying value was determined to be remote. There were no other-than-temporary impairments recognized in the six months ended June 30, 2005. Changes in the carrying value of MSRs, accounted for using the amortization method, and the associated valuation allowance for the three and six months ended June 30, 2005 follow:

	Three Month Ended	Six Months Ended
(In Thousands)	June 30, 2005	June 30, 2005

Balance at beginning of period	$1,842,711	$1,612,096
Additions from loans sold with servicing retained	129,806	282,529
Amortization	(128,898)	(240,227)
SFAS 133 hedge basis adjustments	(350,665)	(160,915)
Sales	(814)	(1,343)

Carrying value before valuation allowance at end of period	1,492,140	1,492,140

Valuation allowance
Balance at beginning of period	(55,368)	(107,230)
Impairment recoveries	17,672	69,534

Balance at end of period	(37,696)	(37,696)

Net carrying value of amortization method MSRs at end of period	$1,454,444	$1,454,444

Unpaid principal balance of loans serviced for others (in millions)	$162,742

Fair value of MSRs:
Beginning of period	$1,833,326	$1,517,204
End of period	1,489,806	1,489,806

The fair value of MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.
The valuation model uses a static discounted cash flow methodology incorporating current market interest rates. A static model does not attempt to forecast or predict the future direction of interest rates; rather it estimates the amount and timing of future servicing cash flows using current market interest rates. The current mortgage interest rate influences the prepayment rate and therefore, the length of the cash flows associated with the servicing asset, while the discount rate determines the present value of those cash flows. Expected mortgage loan prepayment assumptions are estimated by an internal proprietary model and consider empirical data drawn from the historical performance of the Corporation’s managed loan portfolio.
The key economic assumptions used in determining the fair value of MSRs capitalized during 2005 and 2006 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Weighted-average life (in years)	4.6	3.6	4.1	3.8
Weighted-average CPR	23.58%	25.48%	25.66%	24.33%
Weighted-average discount rate	10.95	10.21	10.87	10.14

The key economic assumptions used in determining the fair value of MSRs were as follows:

	June 30
	2006	2005

Weighted-average life (in years)	5.6	3.3
Weighted-average CPR	15.35%	26.10%
Weighted-average discount rate	10.36	9.58

Commercial Real Estate Servicing Assets: Commercial real estate servicing assets are recognized upon selling commercial real estate loans into the secondary market or from purchasing or assuming the right to service commercial real estate loans originated by others. Effective January 1, 2006, these servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a quarterly basis. For purposes of the impairment analysis, management stratifies these servicing assets by loan type as well as by the term of the underlying loans. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to loan servicing revenue in the income statement. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on commercial real estate servicing assets recognized during the three or six months ended June 30, 2006 or 2005.
The fair value of commercial real estate servicing assets is estimated by using either a third-party opinion of value or an internal valuation model. Both methods are based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, prepayments, and servicing costs. The internal valuation model is validated at least annually through a third party valuation.
Commercial real estate servicing assets are recorded in other assets on the balance sheet. Changes in the carrying value of the commercial real estate servicing assets, and the associated valuation allowance follow for the three and six months ended June 30 2006 and 2005 follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2006	2005	2006	2005

Commercial real estate servicing assets
Balance at beginning of period	$138,791	$132,389	$138,408	$125,778
Additions:
From loans sold with servicing retained	11,516	4,592	16,592	7,097
From assumptions of servicing	787	—	787	—
From purchases of servicing	465	(277)	842	7,852
Subtractions:
Amortization	(5,521)	(4,054)	(10,591)	(7,884)
Sales	(116)	(122)	(116)	(315)

Carrying value before valuation allowance at end of period	145,922	132,528	145,922	132,528

Valuation allowance
Balance at beginning of period	(1,130)	(852)	(1,075)	(1,032)
Impairment recoveries	185	2	130	182

Balance at end of period	(945)	(850)	(945)	(850)

Net carrying value of servicing assets at end of period	$144,977	$131,678	$144,977	$131,678

Unpaid principal balance of commercial real estate loans serviced for others (in millions)	$15,705	$13,304

Fair value of servicing assets:
Beginning of period	$173,881	$152,242	$163,182	$149,820
End of period	$190,595	$147,966	$190,595	$147,966

The key economic assumptions used to estimate the fair value were as follows:

	June 30
	2006	2005

Weighted-average life (in years)	8.5	9.7
Weighted-average discount rate	13.66%	13.00%

Other Consumer Loans: The Corporation also has recognized servicing assets related to sales or securitizations of automobile loans and certain home equity loans and home equity lines of credit. These servicing assets are accounted for using the amortization method. These servicing assets are included in other assets on the balance sheet. The servicing asset related to securitized auto loans was $14 million and $5 million as of June 30, 2006 and 2005, respectively. The servicing asset related to home equity loans and lines of credit was $8 million at June 30, 2006, with no such asset recognized at June 30, 2005. No servicing asset or liability has been recognized related to the Corporation’s obligation to service credit card loans as the fee received for performing this service is deemed to approximate the amount that would be paid to fairly compensate a substitute servicer, if one would be required.
Contractual Servicing Fees: Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan servicing revenue on the income statement.

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2006	2005	2006	2005

Residential real estate	$151,682	$131,592	$299,315	$261,336
Credit card	38,033	23,558	58,356	44,947
Commercial real estate	8,353	5,888	15,549	11,538
Automobile	11,526	3,098	21,571	6,386
Home equity lines of credit	4,080	—	6,107	—
Home equity loans	417	—	417	—

Total contractual servicing fees	$214,091	$164,136	$401,315	$324,207

13. BORROWED FUNDS
Detail of borrowed funds follows:

	June 30	December 31	June 30
(In Thousands)	2006	2005	2005

U.S. Treasury notes	$1,325,027	$1,753,807	$600,214
Commercial paper	1,361,074	1,051,421	662,043
Federal Home Loan Bank Advances	—	150,000	—
Senior bank notes	45,500	137,000	20,000
Other	419,384	425,309	256,383

Total borrowed funds	$3,150,985	$3,517,537	$1,538,640

Weighted-average rate	4.93%	4.06%	2.99%

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At June 30, 2006, $735 million outstanding U.S. Treasury notes were callable on demand by the U.S. Treasury, and $590 million were term notes with stated maturities of less than one month. Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation. As of June 30, 2006, the entire balance is due within 3 months or less with the exception of $5 million which matures in 6 months or less. The senior bank notes are issued by National City’s bank subsidiaries and have maturities of 3 months or less at June 30, 2006. The other category at June 30, 2006, December 31, 2005, and June 30, 2005 included liabilities totaling $251 million, $311 million, and $184 million, respectively, related to mortgage loans available for repurchase under GNMA and FNMA loan sale programs. See further discussion in Note 1.
14. LONG-TERM DEBT
The composition of long-term debt follows. This note excludes the discussion and amounts associated with the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 15 for further discussion on these obligations.

	June 30	December 31	June 30
(In Thousands)	2006	2005	2005

3.20% senior notes due 2008	$286,283	$288,374	$291,814
3.125% senior notes due 2009	185,950	189,023	192,362
5.75% subordinated notes due 2009	298,820	306,487	314,794
Variable-rate senior note due 2010	299,894	299,880	299,863
4.90% senior notes due 2015	370,417	390,848	405,952
6.875% subordinated notes due 2019	720,919	782,748	822,022
8.375% senior note due 2032	68,589	73,059	75,604

Total holding company	2,230,872	2,330,419	2,402,411
Senior bank notes	25,275,202	22,087,766	23,602,424
7.25% subordinated notes due 2010	235,017	244,601	253,833
6.30% subordinated notes due 2011	203,176	211,699	219,576

	June 30	December 31	June 30
(In Thousands)	2006	2005	2005

7.25% subordinated notes due 2011	191,295	199,501	198,757
6.25% subordinated notes due 2011	302,434	315,074	326,715
6.20% subordinated notes due 2011	491,841	514,262	533,563
4.63% subordinated notes due 2013	283,129	298,401	299,359
4.25% subordinated notes due 2018	209,719	227,077	237,498
Federal Home Loan Bank advances	2,721,295	3,920,391	4,783,044
Secured debt financings	24,715	130,970	177,794
Other	12,816	15,932	32,751

Total bank subsidiaries	29,950,639	28,165,674	30,665,314

Total long-term debt	$32,181,511	$30,496,093	$33,067,725

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
A summary of par values and weighted-average rates of long-term debt as of June 30, 2006 follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk, amortization of discounts, and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-Average	Weighted-Average
(Dollars in Thousands)	Par Value	Contractual Rate	Effective Rate

Senior bank notes	$25,377,273	5.05%	5.20%
Subordinated notes	2,975,000	6.15	5.68
Senior notes	1,275,000	4.57	5.48
FHLB advances	2,695,751	5.27	4.94
Secured debt financings	24,686	7.00	6.47
Other	12,783	6.22	6.22

Total long-term debt	$32,360,493	5.15%	5.23%

Senior bank notes are issued by National City’s bank subsidiaries. During the first six months of 2006, senior bank notes with a par value of $6.8 billion were issued by the bank subsidiaries. At June 30, 2006, senior bank notes totaling $3.5 billion were contractually based on a fixed rate of interest and $21.9 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2006 to 2078.
All subordinated notes of the bank subsidiaries were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. The interest rate on the variable-rate senior note of the bank holding company is based on three-month LIBOR plus 17 basis points, is reset quarterly and was 5.511% at June 30, 2006. The 8.375% senior note of the holding company is fixed-rate, pays interest quarterly, and is callable on July 15, 2007. All remaining senior notes and subordinated notes of the holding company pay interest semi-annually and may not be redeemed prior to maturity.
At June 30, 2006, Federal Home Loan Bank (FHLB) advances consisted of $771 million of fixed-rate obligations and $1.9 billion of variable-rate obligations. The Corporation’s maximum remaining borrowing limit with the FHLB was $3.0 billion at June 30, 2006. The Corporation pledged $15.3 billion in residential real estate loans, $131 million in commercial real estate loans, and $7.6 billion in home equity lines of credit as collateral against FHLB borrowings at June 30, 2006. FHLB advances have maturities ranging from 2006 to 2030.
15. JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS AND CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION
As of June 30, 2006, National City sponsored six trusts, of which 100% of the common equity is owned by the Corporation, formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust.

Distributions on the capital securities issued by First of America Capital Trust I, Fort Wayne Capital Trust I, and Provident Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Allegiant Capital Trust II are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Banc Services Corp. Statutory Trust I and Forbes First Statutory Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 3.45 basis points, with a maximum interest rate of 11.95%. The interest rate associated with the Banc Services Corp. Statutory Trust and Forbes First Statutory Trust I capital securities was 8.91% at June 30, 2006.
The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are first redeemable, in whole or in part, by the Corporation as follows:

First Call Date

Allegiant Capital Trust II	September 30, 2006
Provident Capital Trust I	December 1, 2006
First of America Capital Trust I	January 31, 2007
Fort Wayne Capital Trust I	April 15, 2007
Banc Services Corp. Statutory Trust I	June 26, 2007
Forbes First Financial Statutory Trust I	June 26, 2007

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

	June 30	December 31	June 30
(In Thousands)	2006	2005	2005

8.12% junior subordinated debentures owed to First of America Capital Trust I due January 31, 2027	$154,640	$154,640	$154,640
9.85% junior subordinated debentures owed to Fort Wayne Capital Trust I due April 15, 2027	30,928	30,928	30,928
9.00% junior subordinated debentures owed to Allegiant Capital Trust II due September 30, 2031	41,775	42,725	43,675
8.60% junior subordinated debentures owed to Provident Capital Trust I due December 1, 2026	105,896	109,373	112,624
10.25% junior subordinated debentures owed to Provident Capital Trust III redeemed December 30, 2005	—	—	118,145
9.45% junior subordinated debentures owed to Provident Capital Trust IV redeemed March 30, 2006	—	128,339	130,319
Variable-rate junior subordinated debentures owed to Banc Services Corp. Statutory Trust I due June 26, 2032	7,418	7,518	7,619
Variable-rate junior subordinated debentures owed to Forbes First Financial Statutory Trust I due June 26, 2032	3,213	—	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$343,870	$473,523	$597,950

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

Regulatory and other capital measures follow:

	June 30		December 31		June 30
	2006		2005		2005
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity/assets	$12,609,764	8.91%	$12,612,871	8.86%	$13,001,754	9.02%
Total common equity/assets	12,609,764	8.91	12,612,871	8.86	13,001,754	9.02
Tangible common equity/tangible assets	9,100,797	6.60	9,131,409	6.57	9,489,699	6.75
Tier 1 capital	9,392,056	7.31	9,517,347	7.43	10,002,515	7.96
Total risk-based capital	13,102,889	10.20	13,499,910	10.54	14,078,497	11.20
Leverage	9,392,056	6.89	9,517,347	6.83	10,002,515	7.36

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
National City Corporation’s Tier 1, total risk-based capital, and leverage ratios for the current period are based on preliminary data. Such ratios are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at all of National City’s subsidiary banks are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was June 15, 2006, each of the Corporation’s subsidiary banks was considered well-capitalized under the regulatory framework for prompt corrective action.
In July 2006, the Corporation consolidated six separate subsidiary bank charters into a single charter, National City Bank. Management believes that the resulting bank subsidiary continues to be well-capitalized.
The Corporation’s subsidiary banks are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $6 million at June 30, 2006.
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
Dividends paid by subsidiary banks to the parent company are also subject to certain legal and regulatory limitations. In 2006, the subsidiary banks may pay dividends of $1.7 billion, plus an additional amount equal to their net profits for the remainder of 2006, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.
17. STOCKHOLDERS’ EQUITY
A summary of outstanding shares of preferred and common stock follows:

	June 30	December 31	June 30
	2006	2005	2005

Preferred Stock, no par value, $100 liquidation value per share, authorized 5,000,000 shares	70,272	70,272	70,272
Common Stock, $4 par value, authorized 1,400,000,000 shares	605,053,511	615,047,663	636,715,366

Stock Repurchases: The Corporation’s Board of Directors has authorized the repurchase of up to 40 million shares of National City common stock, subject to an aggregate purchase limit of $1.6 billion. Shares repurchased under this program are held for reissue in connection with stock compensation plans and for general corporate purposes. During the first six months of 2006 and 2005, the Corporation repurchased 15.2 million and 18.6 million shares, respectively. As of June 30, 2006, 18.4 million shares remain authorized for repurchase.
Preferred Stock: The Corporation issued 70,272 shares of Series D convertible non-voting preferred stock in conjunction with a 2004 acquisition. Each share of Series D preferred stock is convertible at any time by the holder into 15.96 shares of National City common stock. The conversion rate is subject to adjustment in the event the Corporation takes certain actions such as paying a dividend in stock, splitting its common stock, or combining its common stock into a smaller number of shares. Common shares deliverable upon conversion of the preferred stock have been reserved for future issuance. The Corporation has no right to redeem the preferred stock. Dividends are paid on the preferred stock when dividends are paid on common stock at the dividend rate per common share multiplied by the preferred stock conversion ratio. The Series D preferred stock shall be preferred over the Corporation’s common stock in the event of liquidation or dissolution of the Corporation. In such event, the preferred holders will be entitled to receive $100 per share, or $7 million, plus accrued and unpaid dividends.
Preferred Securities of Subsidiaries: PFGI Capital Corporation (PFGI Capital) is a consolidated subsidiary of the Corporation which was obtained in conjunction with a 2004 acquisition. The purpose of PFGI Capital is to hold and manage commercial mortgage loan assets and other authorized investments acquired from the Corporation to generate net income for distribution to its stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes. Upon its formation, PFGI Capital issued 6.6 million equity units (PRIDES) to outside investors. Each PRIDES was comprised of two components — a three-year forward purchase contract and PFGI Capital Series A Preferred Stock. During the first half of 2005, certain PRIDES holders exercised their Forward Purchase Contracts which entitled them to purchase 6,004,709 newly issued shares of National City common stock for $154 million. All such forward contracts were exercised in 2005. The ownership by outside investors is accounted for as a minority interest in the consolidated financial statements.
Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows.

	Six Months Ended
	June 30
(In Thousands)	2006	2005

Accumulated unrealized (losses) gains on securities available for sale at January 1, net of tax	$(4,018)	$107,193
Net unrealized losses for the period, net of tax benefit of $60,084, in 2006 and $12,893 in 2005	(111,584)	(23,945)
Reclassification adjustment for gains included in net income, net of tax expense of $4,575 in 2006 and $6,689 in 2005	(8,457)	(12,422)

Effect on other comprehensive income for the period	(120,041)	(36,367)

Accumulated unrealized (losses) gains on securities available for sale at June 30, net of tax	$(124,059)	$70,826

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at January 1, net of tax	$15,883	$(6,605)
Net unrealized gains for the period, net of tax expense $5,063 in 2006 and $4,183 in 2005	9,403	7,769
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $13,803 in 2006 and $(3,657) in 2005	(25,634)	6,792

Effect on other comprehensive income for the period	(16,231)	14,561

Accumulated unrealized (losses) gains on derivatives used in cash flow hedging relationships at June 30, net of tax	$(348)	$7,956

Accumulated other comprehensive income at January 1, net of tax	$11,865	$100,588
Other comprehensive loss, net of tax	(136,272)	(21,806)

Accumulated other comprehensive (loss) income at June 30, net of tax	$(124,407)	$78,782

18. NET INCOME PER COMMON SHARE
Basic and diluted net income per common share calculations follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in Thousands, Except Per Share Amounts)	2006	2005	2006	2005

Basic
Net income	$472,926	$625,127	$931,733	$1,109,269
Less preferred dividends	415	393	830	786

Net income applicable to common stock	$472,511	$624,734	$930,903	$1,108,483

Average common shares outstanding	609,656,508	636,882,733	610,777,446	639,926,863

Net income per common share — basic	$.77	$.98	$1.52	$1.73

Diluted
Net income	$472,926	$625,127	$931,733	$1,109,269

Average common shares outstanding	609,656,508	636,882,733	610,777,446	639,926,863
Stock awards	7,451,992	5,811,040	7,060,619	6,518,565
Convertible preferred stock	1,121,541	1,121,541	1,121,541	1,121,541
Forward contracts	—	318,691	—	720,702

Average common shares outstanding — diluted	618,230,041	644,134,005	618,959,606	648,287,671

Net income per common share — diluted	$.77	$.97	$1.51	$1.71

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.
Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards. In 2005, diluted common shares outstanding also considered commitments to issue additional shares pursuant to forward contracts, which were exercised in full in 2005. For the three- and six-month periods ended June 30, 2006, options to purchase 4.4 million and 7.5 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the three- and six-month periods ended June 30, 2005, options to purchase 13.5 million and 9.3 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Diluted net income is not adjusted for preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period.
19. INCOME TAX EXPENSE
The composition of income tax expense follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2006	2005	2006	2005

Applicable to income exclusive of securities transactions	$235,044	$309,659	$434,736	$554,898
Applicable to securities transactions	486	1,701	4,574	6,689

Income tax expense	$235,530	$311,360	$439,310	$561,587

The effective tax rate for the three- and six- month periods ended June 30, 2006 was 33.2% and 32.0%, respectively. The effective tax rate for the three- and six- month periods ended June 30, 2005 was 33.2% and 33.6%, respectively.
20. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS
Commitments: A summary of the contractual amount of significant commitments follows:

	June 30	December 31	June 30
(In Thousands)	2006	2005	2005

Commitments to extend credit:
Commercial	$23,923,625	$22,987,569	$21,154,167
Residential real estate	11,113,918	9,052,485	15,232,472
Revolving home equity and credit card lines	33,281,472	34,080,110	33,127,203
Other	606,989	646,576	391,030
Standby letters of credit	4,915,436	4,745,848	4,614,115
Commercial letters of credit	306,610	361,678	357,195

	June 30	December 31	June 30
(In Thousands)	2006	2005	2005

Net commitments to sell mortgage loans and mortgage-backed securities	9,039,177	1,495,089	8,631,795
Net commitments to sell commercial real estate loans	271,909	284,724	215,042
Commitments to fund principal investments	309,622	295,165	296,915
Commitments to fund civic and community investments	428,230	351,282	344,449
Commitments to purchase beneficial interests in securitized automobile loans	765,280	994,632	—
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
Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total loans sold, including loans sold with servicing released, were $16.0 billion and $30.1 billion for the second quarter and first six months of 2006, respectively, and were $16.9 billion and $34.9 billion for the same period of 2005, respectively. Total loans repurchased or indemnified were $114 million and $203 million during the second quarter and first half of 2006, respectively, and total loans repurchased and indemnified for the same 2005 periods were $85 million and $196 million, respectively. Loans indemnified that remain outstanding totaled $343 million as of June 30, 2006. In addition, total loans sold of $124 million remain uninsured as of June 30, 2006. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above. Losses charged against the liability for estimated losses, including uninsured government loans, were $26 million and $54 million for the second quarter and first half of 2006, respectively. Losses charged against the liability for the second quarter and fist six months of 2005 were $26 million and $42 million, respectively. At June 30, 2006, December 31, 2005 and June 30, 2005, the liability for estimated losses on repurchase and indemnification was $202 million, $238 million, and $223 million, respectively, and was included in other liabilities on the balance sheet.
Red Mortgage Capital, a wholly owned subsidiary, is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. As of June 30, 2006, December 31, 2005 and June 30, 2005, Red Mortgage Capital serviced loans, with risk sharing under the DUS program, had outstanding principal balances aggregating $4.8 billion, $4.4 billion, and $4.6 billion, respectively. This guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $4 million, $7 million, and $9 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.
The guarantee liability for standby letters of credit was $42 million, $50 million, and $60 million at June 30, 2006, December 31, 2005, and June 30, 2005, respectively. This liability was recorded in other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.
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
In connection with the sale of the Corporation’s former subsidiary, National Processing, the Corporation retained the contractual obligation to process card transactions for United Airlines, Inc. until a successor processor could be appointed. The Corporation was paid $36 million to retain this obligation which was recognized in accrued expenses and other liabilities as a FIN 45 guarantee. On January 11, 2006, a successor processor began processing United’s card transactions. As a consequence, the Corporation’s exposure to potential chargebacks has diminished as previously unflown tickets have been utilized. As of June 30, 2006, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract was approximately $26 million. If United Airlines were to cease operations, the Corporation could become financially responsible for refunding these tickets. Based upon available information, this amount represents management’s best estimate of its maximum potential chargeback exposure. The Corporation holds no significant collateral related to this contract. However, management believes the risk of a material loss is remote. In the first six months of 2006, $35 million of the $36 million chargeback guarantee liability was recognized in other noninterest income as the chargeback exposure diminished. The remaining liability is projected to be extinguished within the third quarter of 2006.
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
21. STOCK OPTIONS AND AWARDS
Under the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan) up to 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition, no more than 13 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options. As of June 30, 2006, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 25 million and 9 million shares, respectively.
Stock Options: Stock options may be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually, beginning one year from the date of grant, and expire no later than 10 years from the date of grant. In addition, stock options may be granted that include the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option. During the second quarter and first half of 2006, pretax compensation expense recognized for stock options totaled $5 million and $11 million, respectively, while pretax compensation expense recognized for stock options totaled $5 million and $11 million for the comparable periods of 2005, respectively. The tax benefit was $2 million and $3 million for the second quarter and first half, respectively, of both 2006 and 2005.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005

Expected volatility	19.9%	20.9%	19.8%	20.9%
Expected dividend yield	4.3	3.9	4.3	3.8
Risk-free interest rate	4.2	3.6	4.1	3.5
Expected term (in years)	6.2	5.0	5.9	5.0

Stock option activity for the six months ended June 30 follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate Intrinsic Value
	Shares	Price	(in years)	(In thousands)

Outstanding at January 1, 2006	50,135,498	$30.72
Granted	592,602	36.49
Exercised	(6,547,629)	27.52
Forfeited or expired	(370,964)	34.61

Outstanding at June 30, 2006	43,809,507	$31.24	4.9	$221,282

Exercisable at June 30, 2006	35,686,190	$30.35	4.2	$212,621

Outstanding at January 1, 2005	54,700,740	$29.83
Granted	553,865	35.43
Exercised	(3,376,827)	23.70
Forfeited or expired	(363,537)	30.65

Outstanding at June 30, 2005	51,514,241	$30.29	5.5	$217,883

Exercisable at June 30, 2005	42,038,172	$29.23	4.4	$216,678

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2006 was $5.38 and $5.16, respectively. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2005 was $5.02 and $5.27, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006, was $30 million and $55 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2005, was $22 million and $38 million, respectively. As of June 30, 2006, there was $31 million of total unrecognized compensation cost related to nonvested stock option awards. This cost is expected to be recognized over a period of four years.
Cash received from the exercise of options for the three and six months ended June 30, 2006 was $77 million and $134 million, respectively. Cash received from the exercise of options for the three and six months ended June 30, 2005 was $32 million and $50 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $9 million and $17 million for the three and six months ended June 30, 2006, respectively. The tax benefit realized for the tax deductions from option exercises totaled $6 million and $10 million for the three and six months ended June 30, 2005, respectively. The Corporation generally uses treasury shares to satisfy stock option exercises.
Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four year period. The Corporation recognizes compensation expense over the restricted period. Pretax compensation expense recognized for restricted shares during the three and six months ended June 30, 2006 totaled $12 million and $22 million, respectively. Pretax compensation expense recognized for restricted shares during the three and six months ended June 30, 2005 totaled $10 million and $19 million, respectively. The tax benefit was $4 million and $8 million for the three and six months ended June 30, 2006, respectively while the tax benefit was $3 million and $7 million for the same periods in 2005.
Restricted share activity for the six months ended June 30 follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1	6,452,193	$33.76	4,838,125	$31.47
Granted	171,303	35.20	442,342	35.22
Vested	(593,504)	32.63	(331,209)	32.58
Forfeited	(202,538)	33.86	(131,229)	31.15

Nonvested at June 30	5,827,454	$33.90	4,818,029	$31.75

As of June 30, 2006, there was $111 million of total unrecognized compensation cost related to restricted shares. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the three and six months ended June 30, 2006, was $12 million and $21 million, respectively. The total fair value of shares vested during the three and six months ended June 30, 2005, was $3 million and $12 million, respectively.

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
National City also has a benefit plan offering postretirement medical and life insurance benefits. The medical portion of the plan is contributory and the life insurance coverage is noncontributory to the participants. As of April 1, 2006, retiree life insurance was eliminated for active employees who were not yet participants in the plan. As a result, the postretirement obligation decreased by $10 million and the net periodic benefit cost decreased by $7 million for 2006. The Corporation has no plan assets attributable to the plan, and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods employees provide service for such benefits. The Corporation reserves the right to terminate or make plan changes at any time.
The components of net periodic cost (benefit) for the three and six months ended June 30 follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2006	2005	2006	2005

Pension Benefits
Service cost	$14,532	$14,735	$29,064	$29,770
Interest cost	22,359	21,293	44,718	42,586
Expected return on plan assets	(34,682)	(34,498)	(69,364)	(68,996)
Amortization of prior service cost	(1,189)	(1,189)	(2,378)	(2,378)
Recognized net actuarial loss	275	375	550	750

Net periodic cost	$1,295	$716	$2,590	$1,732

Postretirement Benefits
Service cost	$292	$846	$888	$1,692
Interest cost	2,010	2,233	4,262	4,466
Amortization of prior service cost	32	24	94	48
Transition obligation	103	350	453	701
Recognized net actuarial loss	143	245	286	489
Curtailment gain	(2,597)	—	(2,597)	—

Net periodic cost (benefit)	$(17)	$3,698	$3,386	$7,396

Measurement dates of October 31, 2005 and January 1, 2006 were used for the defined benefit plan and the postretirement plan, respectively.
Actuarial assumptions used to determine the net periodic costs were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Weighted-Average Assumptions
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	2.75-7.50	2.75-7.50	2.75-7.50	2.75-7.50
Expected long-term return on plan assets	8.5	8.5	—	—
The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At June 30, 2006, December 31, 2005, and June 30, 2005, obligations of $97 million, $95 million and $92 million, respectively, were included in accrued expenses and other liabilities for these plans. Expenses related to these plans totaled $4 million and $7 million for the three and six months ended June 30, 2006, respectively, and $4 million and $8 million of the same periods in 2005.
Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2006 and 2005, the Corporation provided up to a 6.9% matching contribution. Matching contributions totaled $21 million and $48 million for the three and six months ended June 30, 2006, respectively, and $20 million and $45 million for the same periods in 2005.
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
Credit risk occurs when a counterparty to a derivative contract where the Corporation has an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At June 30, 2006, these collateral agreements covered 99.7% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At June 30, 2006, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $119 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $501 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer.
Derivative contracts are valued using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of its derivatives. The interest rates used in these cash flow models are based on forward yield curves that are observable in the current cash and derivatives markets, consistent with how derivatives are valued by market participants. Cash flow models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage banking loan commitment is based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The change in fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices. The probability that the loan will fund is derived from the Corporation’s own historical empirical data. The change in value of the underlying mortgage loan is measured from the commitment date. At the time of issuance, the estimated fair value of the commitment is zero. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on June 30, 2006, December 31, 2005, and June 30, 2005.
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
For the three- and six-month periods ended June 30, 2006, the Corporation recognized total net ineffective fair value hedge gains of $2 million and $3 million, respectively. For the same periods in 2005, the Corporation recognized total net ineffective fair value hedge gains of $95 million and $54 million, respectively. Details of net ineffective hedge gains and losses by hedge strategy are presented in the tables on pages 43-44. Net ineffective hedge gains and losses on residential mortgage and commercial real estate loans held for sale are included in loan sale revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial portfolio loans and fixed-rate funding products are included in other noninterest income on the income statement. Net ineffective hedge gains and losses related to hedging mortgage servicing rights recognized prior to January 1, 2006 were included in loan servicing revenue on the income statement.
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
Retrospective hedge effectiveness for cash flow hedges of variable-rate funding products is determined using a dollar offset ratio applied on a monthly basis. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For the six-month period ended June 30, 2006, the Corporation recognized net ineffective cash flow hedge losses of $34 thousand, all of which were recognized in the first quarter. There were no ineffective hedge gains or losses recognized in the second quarter of 2006. For three- and six-month periods ended June 30, 2005, the Corporation recognized net ineffective cash flow hedge losses of $62 thousand and $184 thousand, respectively. These losses are included in other noninterest income on the income statement.
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At June 30, 2006, December 31, 2005, and June 30, 2005, accumulated other comprehensive income included a deferred after-tax net (loss) gain of $(348) thousand, $16 million and $8 million, respectively, related to derivatives used to hedge funding cash flows. See Note 17 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in accumulated other comprehensive income at June 30, 2006 was projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through July 2008, with $2 million of after-tax net gain expected to be recognized in interest expense within the next year. There were no gains or losses reclassified into earnings in the first half of 2006 arising from the determination that the original forecasted transaction would not occur. For the three- and six-month periods ended June 30, 2005, a pretax gain of $8 million was reclassified from other comprehensive income to noninterest expense as a component of the net gain on the extinguishment of certain variable-rate debt secured by automobile leases.

Summary information regarding the interest rate derivatives portfolio used for interest rate risk management purposes and designated as accounting hedges under SFAS 133 at June 30, 2006, December 31, 2005, and June 30, 2005 follows:

	June 30, 2006			Net Ineffective		December 31, 2005
		Derivative		Hedge Gains (Losses)			Derivative
				Three	Six
	Notional			Months Ended	Months Ended	Notional
(In Millions)	Amount	Asset	Liability	June 30, 2006	June 30, 2006	Amount	Asset	Liability

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$112	$.5	$.7			$121	$1.5	$.1
Pay-fixed interest rate swaps	3,253	81.1	7.4			3,864	49.4	38.5
Pay-fixed interest rate swaptions sold	50	—	—			50	—	.5
Interest rate caps sold	150	—	.3			210	—	.1
Interest rate floors sold	210	—	—			260	—	.4
Interest rate futures purchased	2,088	—	—			3,146	—	—
Interest rate futures sold	2,884	—	—			3,614	—	—

Total	8,747	81.6	8.4	$5.2	$8.9	11,265	50.9	39.6

Mortgage loans held for sale
Net forward commitments to sell mortgage loans and mortgage-backed securities	4,069	33.1	4.6			2,670	1.3	20.5
Receive-fixed interest rate swaps	1,115	.7	70.9			2,090	20.5	36.3
Pay-fixed interest rate swaps	550	17.5	—			550	—	15.8
Pay-fixed interest rate swaptions purchased	—	—	—			500	3.7	—
Interest rate caps purchased	1,000	.2	—			2,000	7.3	—
Interest rate futures purchased	—	—	—			75	—	—

Total	6,734	51.5	75.5	(.9)	(.4)	7,885	32.8	72.6

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	68	.5	—	—	—	13	—	.4

Mortgage servicing rights (a)
Net forward commitments to purchase mortgage loans and mortgage-backed securities						6,965	44.0	—
Receive-fixed interest rate swaps						11,810	79.9	217.4
Receive-fixed interest rate swaptions purchased						4,050	40.2	—
Receive-fixed interest rate swaptions sold						500	—	—
Pay-fixed interest rate swaps						2,000	—	3.6
Pay-fixed interest rate swaptions purchased						15,450	53.4	—
Pay-fixed interest rate swaptions sold						265	—	1.7
Principal-only interest rate swaps						864	5.5	—
Options to purchase mortgage-backed securities						—	1.5	—
Interest rate caps purchased						24,450	37.2	—
Interest rate caps sold						3,000	—	—
Interest rate floors purchased						500	4.6	—
Interest rate futures purchased						720	—	—

Total	—	—	—	—	—	70,574	266.3	222.7

Funding
Receive-fixed interest rate swaps	8,132	39.1	238.2			8,069	160.3	118.4
Callable receive-fixed interest rate swaps	2,431	—	164.9			2,780	1.2	85.1

Total	10,563	39.1	403.1	(2.2)	(5.3)	10,849	161.5	203.5

Total derivatives used in fair value hedges	26,112	172.7	487.0	2.1	3.2	100,586	511.5	538.8

Cash Flow Hedges
Funding
Pay-fixed interest rate swaps	—	—	—			275	4.6	—
Interest rate caps purchased	300	.4	—			4,800	18.9	—

Total	300	.4	—	—	—	5,075	23.5	—

Total derivatives used in cash flow hedges	300	.4	—	—	—	5,075	23.5	—

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$26,412	$173.1	$487.0	$2.1	$3.2	$105,661	$535.0	$538.8

(a)	Effective January 1, 2006, mortgage servicing rights are carried at fair value and no longer designated in SFAS 133 hedge relationships.

	June 30, 2005			Net Ineffective
		Derivative		Hedge Gains (Losses)
				Three	Six
	Notional			Months Ended	Months Ended
(In Millions)	Amount	Asset	Liability	June 30, 2005	June 30, 2005

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$68	$2.3	$.3
Receive-fixed interest rate swaptions sold	25	—	—
Pay-fixed interest rate swaps	3,565	15.9	80.1
Pay-fixed interest rate swaptions sold	75	—	3.4
Interest rate caps sold	360	—	.1
Interest rate floors sold	260	—	1.4
Interest rate futures purchased	3,466	—	—
Interest rate futures sold	3,998	—	—

Total	11,817	18.2	85.3	$5.5	$12.0

Mortgage loans held for sale
Net forward commitments to sell mortgage loans and mortgage-backed securities	3,066	1.7	3.6
Receive-fixed interest rate swaps	1,145	52.4	5.6
Interest rate caps purchased	2,750	2.7	—

Total	6,961	56.8	9.2	(.2)	4.0

Mortgage servicing rights
Net forward commitments to purchase mortgage loans and mortgage-backed securities	6,815	18.2	.7
Receive-fixed interest rate swaps	12,080	263.5	63.6
Receive-fixed interest rate swaptions sold	500	—	.1
Pay-fixed interest rate swaptions purchased	18,800	22.6	—
Pay-fixed interest rate swaptions sold	3,100	—	94.1
Principal-only interest rate swaps	845	.2	7.2
Interest rate caps purchased	26,900	23.2	—
Interest rate caps sold	3,000	—	.1
Interest rate floors purchased	1,500	—	—
Interest rate futures purchased	1,331	—	—

Total	74,871	327.7	165.8	88.2	37.3

Funding
Receive-fixed interest rate swaps	7,693	290.6	56.2
Callable receive-fixed interest rate swaps	2,837	8.1	32.8

Total	10,530	298.7	89.0	1.1	.7

Total derivatives used in fair value hedges	104,179	701.4	349.3	94.6	54.0

Cash Flow Hedges
Funding
Pay-fixed interest rate swaps	2,100	15.3	1.0
Interest rate caps purchased	4,800	20.3	—

Total	6,900	35.6	1.0	(.1)	(.2)

Total derivatives used in cash flow hedges	6,900	35.6	1.0	(.1)	(.2)

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$111,079	$737.0	$350.3	$94.5	$53.8

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

A summary of derivative instruments not in SFAS 133 hedge relationships by type of activity follows:

	Net Derivative Asset (Liability)			Net Gains (Losses)
				Three Months Ended		Six Months Ended
	June 30	December 31	June 30	June 30		June 30
(In Millions)	2006	2005	2005	2006	2005	2006	2005

Loan sale and servicing related:
Mortgage servicing right risk management	$(298.3)	$(6.4)	$(54.2)	$(268.4)	$50.2	$(589.5)	$119.1
Mortgage and commercial real estate loan commitments and loan risk management	16.0	(8.4)	(27.4)	(36.5)	43.4	(25.4)	125.7

Total loan sale and servicing related	(282.3)	(14.8)	(81.6)	(304.9)	93.6	(614.9)	244.8

Trading derivatives:
Customer risk management	29.9	23.5	19.0	6.1	4.7	9.4	7.2
Other	(1.2)	3.0	.6	2.2	7.5	2.3	12.3

Total trading	28.7	26.5	19.6	8.3	12.2	11.7	19.5

Used for other risk management purposes	15.1	26.7	14.8	(22.9)	13.1	(32.8)	12.6

Total other derivative instruments	$(238.5)	$38.4	$(47.2)	$(319.5)	$118.9	$(636.0)	$276.9

24. LINE OF BUSINESS RESULTS
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
National City Mortgage (NCM) primarily originates conventional residential mortgage and home equity loans both within National City’s banking footprint and nationally. NCM’s activities also include servicing mortgage loans for third party investors. Mortgage loans originated by NCM generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During the first six months of 2006, 64% of NCM mortgage loans were originated through retail mortgage branches operated by NCM nationally, or through CSB bank branches within National City’s banking footprint, while 36% were originated through wholesale and correspondent channels. Significant revenue streams for NCM include net interest income on loans held for sale and fee income related to the origination, sale, and servicing of loans. Expenses include personnel costs, branch office costs, third party outsourcing, and loan collection expenses.

National Consumer Finance (NCF) is comprised of four business units involved in the origination, sale and servicing of home equity loans, lines of credit, and nonconforming residential mortgage loans. Loans are originated nationally through correspondent relationships and a network of brokers. The National Home Equity business unit within NCF originates, primarily through brokers, prime quality home equity loans outside National City’s banking footprint. Historically, all of these loans were held in portfolio, but in late 2005, the Corporation announced plans to sell or securitize most of its future home equity production. The Corporation sold $2.2 billion of home equity lines of credit and $420 million of home equity loans during the first half of 2006. Nonconforming mortgage loans are originated by First Franklin Financial Corporation (First Franklin), principally through wholesale channels, including a national network of brokers and mortgage bankers. During the first six months of 2006, substantially all of First Franklin originated loans were sold compared with 64% of First Franklin originated loans sold for the same period of 2005. A significant portion of First Franklin loans are sold with servicing retained by the Corporation. During the first six months of 2006, 81% of the First Franklin loans sold were sold with servicing retained versus 49% of loans sold servicing retained in the same period of 2005. National City Home Loan Services (NCHLS) services First Franklin loans which are retained in portfolio as well as third party originated loans. Management plans to sell most of First Franklin’s future production. The National City Warehouse Resources business unit within NCF provides emerging mortgage bankers across the country with lines of credit for loan funding purposes. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination, sale and servicing of loans. Expenses include personnel costs, branch office costs, loan servicing and collection expenses.
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

Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business follows:

	Consumer and
	Small Business			National
	Financial	Wholesale	National City	Consumer	Asset	Parent and	Consolidated
(In Thousands)	Services	Banking	Mortgage	Finance	Management	Other	Total

Three months ended June 30, 2006

Net interest income (expense)(a)	$499,447	$365,974	$60,431	$284,011	$31,166	$(73,466)	$1,167,563
Provision (benefit) for credit losses	24,789	32,376	(2,879)	17,829	(3,767)	(8,431)	59,917

Net interest income (expense) after provision	474,658	333,598	63,310	266,182	34,933	(65,035)	1,107,646
Noninterest income	275,094	212,330	22,567	136,462	92,816	44,812	784,081
Noninterest expense	405,968	230,127	169,681	164,683	81,125	124,383	1,175,967

Income (loss) before taxes	343,784	315,801	(83,804)	237,961	46,624	(144,606)	715,760
Income tax expense (benefit)(a)	132,033	119,081	(31,692)	89,949	17,624	(84,161)	242,834

Net income (loss)	$211,751	$196,720	$(52,112)	$148,012	$29,000	$(60,445)	$472,926

Intersegment revenue (expense)	$(600)	$10,617	$17,508	$(22,230)	$1,698	$(6,993)	$—
Average assets (in millions)	24,479	47,745	12,581	39,007	3,681	12,526	140,019

Three months ended June 30, 2005

Net interest income (expense)(a)	$476,355	$355,622	$96,959	$305,766	$29,220	$(93,443)	$1,170,479
Provision (benefit) for credit losses	59,073	(15,861)	387	(4,558)	1,196	(14,410)	25,827

Net interest income (expense) after provision	417,282	371,483	96,572	310,324	28,024	(79,033)	1,144,652
Noninterest income	235,263	148,468	332,031	85,111	90,782	89,373	981,028
Noninterest expense	402,947	207,915	183,361	147,648	76,618	162,904	1,181,393

Income (loss) before taxes	249,598	312,036	245,242	247,787	42,188	(152,564)	944,287
Income tax expense (benefit)(a)	96,687	118,096	92,689	93,663	15,947	(97,922)	319,160

Net income (loss)	$152,911	$193,940	$152,553	$154,124	$26,241	$(54,642)	$625,127

Intersegment revenue (expense)	$(833)	$8,220	$13,530	$(9,323)	$1,737	$(13,331)	$—
Average assets (in millions)	23,675	43,793	14,012	39,113	3,356	15,724	139,673

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.

	Consumer and
	Small Business			National
	Financial	Wholesale	National City	Consumer	Asset	Parent and	Consolidated
(In Thousands)	Services	Banking	Mortgage	Finance	Management	Other	Total

Six months ended June 30, 2006

Net interest income (expense)(a)	$993,348	$733,559	$122,192	$580,674	$62,129	$(140,559)	$2,351,343
Provision (benefit) for credit losses	53,402	25,695	3,269	27,114	(3,064)	(19,456)	86,960

Net interest income (expense) after provision	939,946	707,864	118,923	553,560	65,193	(121,103)	2,264,383
Noninterest income	515,305	380,801	20,223	205,742	177,998	139,659	1,439,728
Noninterest expense	820,987	451,050	336,420	324,849	161,055	223,918	2,318,279

Income (loss) before taxes	634,264	637,615	(197,274)	434,453	82,136	(205,362)	1,385,832
Income tax expense (benefit)(a)	243,990	240,311	(74,597)	164,223	31,048	(150,876)	454,099

Net income (loss)	$390,274	$397,304	$(122,677)	$270,230	$51,088	$(54,486)	$931,733

Intersegment revenue (expense)	$(1,201)	$16,328	$31,698	$(40,370)	$3,164	$(9,619)	$—
Average assets (in millions)	24,428	46,988	12,336	39,715	3,653	12,590	139,710

Six months ended June 30, 2005

Net interest income (expense)(a)	$955,011	$697,352	$200,088	$614,868	$58,287	$(198,190)	$2,327,416
Provision (benefit) for credit losses	118,471	(35,339)	30,918	3,419	1,756	(22,951)	96,274

Net interest income (expense) after provision	836,540	732,691	169,170	611,449	56,531	(175,239)	2,231,142
Noninterest income	437,871	277,195	555,299	167,025	175,377	167,869	1,780,636
Noninterest expense	795,148	403,284	363,477	269,791	155,665	338,794	2,326,159

Income (loss) before taxes	479,263	606,602	360,992	508,683	76,243	(346,164)	1,685,619
Income tax expense (benefit)(a)	185,903	229,840	123,330	192,282	28,820	(183,825)	576,350

Net income (loss)	$293,360	$376,762	$237,662	$316,401	$47,423	$(162,339)	$1,109,269

Intersegment revenue (expense)	$(1,669)	$13,873	$28,652	$(17,814)	$2,983	$(26,025)	$—
Average assets (in millions)	23,722	42,943	14,604	38,332	3,326	16,171	139,098

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.
Effective January 1, 2006, the Corporation changed its methodology for allocating interest credit on mortgage escrow accounts from a short-term rate to a longer-term swap rate to better reflect the duration of these accounts. This change did not have a significant impact on NCM’s net interest income for 2006 as the yield curve was relatively flat. Had this same methodology been applied to prior periods, NCM’s net interest income for the three and six months ended June 30, 2005 would have increased by $7 million and $16 million, respectively.

25. FINANCIAL HOLDING COMPANY
Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:
Balance Sheets

	June 30	December 31	June 30
(In Thousands)	2006	2005	2005

Assets
Cash and demand balances due from banks	$231,415	$509,001	$883,244
Loans to and receivables from subsidiaries	776,323	988,695	753,197
Securities	187,680	337,882	466,417
Other investments	212,196	238,655	30,908
Investments in:
Subsidiary banks	13,473,421	12,901,087	13,375,521
Nonbank subsidiaries	421,532	394,523	328,163
Goodwill	122,276	121,865	110,137
Derivative assets	22,426	90,655	153,484
Other assets	654,745	728,260	637,948

Total Assets	$16,102,014	$16,310,623	$16,739,019

Liabilities and Stockholders’ Equity
Long-term debt	$2,230,867	$2,330,416	$2,402,411
Borrowed funds from subsidiaries	343,870	473,522	597,950
Derivative liabilities	66,317	34,540	15,916
Accrued expenses and other liabilities	851,196	859,274	720,988

Total liabilities	3,492,250	3,697,752	3,737,265
Stockholders’ equity	12,609,764	12,612,871	13,001,754

Total Liabilities and Stockholders’ Equity	$16,102,014	$16,310,623	$16,739,019

Securities and other investments totaling $104 million at June 30, 2006 were restricted for use in certain nonqualified benefit plans. In addition, cash balances totaling $47 million were restricted for use as collateral on intercompany derivative contracts. The borrowed funds from subsidiaries balance includes the junior subordinated debt securities payable to the wholly owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $330 million at June 30, 2006. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $1.4 billion at June 30, 2006. Additionally, the holding company guarantees a bank subsidiary’s financial obligation under its membership with Visa® up to $600 million and MasterCard® up to $400 million.
Statements of Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2006	2005	2006	2005

Income
Dividends from:
Subsidiary banks	$200,000	$350,000	$425,000	$775,000
Nonbank subsidiaries	—	11,300	274	11,361
Interest on loans to subsidiaries	14,995	11,479	32,022	20,110
Interest and dividends on securities	1,458	3,361	4,035	6,620
Securities gains, net	171	2,145	11,631	10,690
Other income	2,858	15,470	26,576	18,999

Total Income	219,482	393,755	499,538	842,780

Expense
Interest on debt and other borrowings	36,461	28,218	72,780	53,975
Other expense	27,965	30,887	60,682	32,194

Total Expense	64,426	59,105	133,462	86,169

Income before taxes and equity in undistributed net income of subsidiaries	155,056	334,650	366,076	756,611
Income tax (benefit) expense	(15,109)	(2,325)	(36,933)	11,020

Income before equity in undistributed net income of subsidiaries	170,165	336,975	403,009	745,591
Equity in undistributed net income of subsidiaries	302,761	288,152	528,724	363,678

Net Income	$472,926	$625,127	$931,733	$1,109,269

Statements of Cash Flows

	Six Months Ended
	June 30
(In Thousands)	2006	2005

Operating Activities
Net income	$931,733	$1,109,269
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(528,543)	(363,678)
Depreciation and amortization of properties and equipment	1,346	1,346
Increase in receivables from subsidiaries	(37,531)	(10,616)
Securities gains, net	(11,631)	(10,690)
Other (gains) losses, net	(1,443)	1,199
Amortization of premiums and discounts on securities and debt	(4,558)	(4,844)
Decrease in accrued expenses and other liabilities	(6,211)	(121,402)
Excess tax benefit for share based payments	(15,296)	—
Other, net	74,437	66,642

Net cash provided by operating activities	402,303	667,226

Investing Activities
Purchases of securities	(41,608)	(212,600)
Proceeds from sales and maturities of securities	198,830	154,424
Net change in other investments	26,459	46,119
Principal collected on loans to subsidiaries	267,000	435,000
Loans to subsidiaries	(17,000)	(430,000)
Investments in subsidiaries	(95,616)	(55,000)
Returns of investment from subsidiaries	—	620,590
Cash paid for acquisitions, net	(80,497)	—

Net cash provided by investing activities	257,568	558,533

Financing Activities
Issuance of debt	—	698,875
Repayment of debt	(139,266)	(250,880)
Excess tax benefit for share based payments	15,296	—
Dividends paid	(458,160)	(453,665)
Issuances of common stock	180,068	224,760
Repurchases of common stock	(535,395)	(653,100)

Net cash used in financing activities	(937,457)	(434,010)

(Decrease) increase in cash and demand balances due from banks	(277,586)	791,749
Cash and demand balances due from banks, January 1	509,001	91,495

Cash and Demand Balances Due from Banks, June 30	$231,415	$883,244

Supplemental Information
Cash paid for interest	$78,304	$50,227

Retained earnings of the holding company included $8.4 billion, $7.8 billion, and $7.4 billion of equity in undistributed net income of subsidiaries at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL REVIEW
This Quarterly Report contains forward-looking statements. See page 71 for further information on the risks and uncertainties associated with forward-looking statements.
The financial review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for the three and six months ended June 30, 2006 and serves to update the 2005 Annual Report on Form 10-K (Form 10-K). The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented on pages 4 through 49 of this quarterly report.

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
Tax-equivalent net interest income for the second quarter of 2006 was down slightly compared to the preceding quarter and about equal to the second quarter a year ago. Growth in average earning assets was offset by a decline in net interest margin. Net interest margin was 3.73% in the second quarter of 2006, 8 basis points lower than the first quarter of 2006 and 3 basis points lower than the second quarter last year. The decline in margin reflects tighter commercial loan spreads and changes in asset mix. Depending on competitive conditions, management believes that net interest margin could continue to be under some pressure in the second half.
Average portfolio loans decreased 3% compared to the preceding quarter. Commercial loan growth was 4% on a linked-quarter basis and 6% on a year-over-year basis. The overall decline in the portfolio was due to the implementation of a strategy to sell substantially all current production of nonconforming mortgages and non-footprint home equity lines and loans. Core deposit growth continued, with average consumer and small business deposits up 5% compared to the second quarter of last year.
Fees and other income increased compared to the first quarter as a result of strong growth in deposits and other banking fees, and higher loan sales revenue. Deposit and other banking fees increased on higher volumes of overdrafts and nonsufficient funds transactions and other fee based business. The higher loan sales revenue reflects the implementation of the aforementioned originate-and-sell strategy, as well as a $26 million gain on the sale of a few commercial leases. Compared to the first half of 2005, loan sales revenue is down somewhat due to cyclically lower mortgage loan sales, offset to a large extent by the initiation of sales of home equity lines and loans in 2006.
Mortgage servicing right (MSR) net hedging losses, including a valuation adjustment driven by a change to the prepayment model, decreased somewhat in the second quarter of 2006 compared to the preceding period. In contrast, significant MSR net hedging gains were realized in the second quarter of 2005. MSR net hedging gains/(losses) are affected by the relationship between rates on mortgage and interest rate swaps. In 2006, the spread between these rates narrowed, contributing to MSR net hedging losses of $243 million on a year-to-date basis. Management expects MSR net hedging losses to lessen over the remainder of the year.
Credit quality continued to be sound. Net charge-offs declined in comparison to the preceding quarter due to large losses realized in the preceding period from passenger airline leases and consumer bankruptcies. The higher level of consumer bankruptcy charge-offs associated with the bankruptcy law changes in 2005 is now substantially complete.
BEST IN CLASS
Best In Class is a program designed to drive long-term performance improvement and cultural change. It includes reengineering or replacement of business processes, incentive systems, and management structures. Progress continues on implementing these initiatives. Implementation costs incurred in the first half of 2006 and 2005 were not material. Additional severance and other costs are likely to be incurred in the last half of 2006 as certain projects progress. At this time, such costs cannot be reasonably estimated.
Management estimates that Best In Class will improve pretax income by approximately $160 million in 2006, $400 million in 2007, and up to $750 million in 2008, depending on, among other things, the outcome of its review of strategic alternatives for the nonconforming mortgage business. The sale of this business, should it occur, would reduce the benefits realizable from certain initiatives by approximately $50 million. Further, all of the Best In Class projections are subject to revision as implementation progresses.
RESULTS OF OPERATIONS
Net Interest Income
This section should also be reviewed in conjunction with the daily average balances/net interest income/rates table presented on pages 73-75 of this financial review.
Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a tax-equivalent amount based upon the marginal federal income tax rate of 35%. The tax-equivalent adjustments to net interest income were $7 million and $15 million for the second quarter and first six months of 2006, respectively, and $9 million and $16 million for the same periods of 2005, respectively.

Tax-equivalent net interest income was $1.2 billion and $2.4 billion for the second quarter and first six months of 2006, respectively, approximately equal to the second quarter 2005 and up slightly from the first six months of 2005. Net interest margin was 3.73% in the second quarter of 2006, compared to 3.76% for second quarter of 2005. Net interest margin for both the first six months of 2006 and 2005 was 3.77%.
Tax-equivalent net interest income was stable compared to the same quarter a year ago, with the growth in average earning assets offset by a 3 basis point decline in net interest margin. Tax–equivalent net interest income for the first six months of 2006 was up slightly over the comparable year ago period as a result of modest growth in average interest earning assets over the comparable year ago period.
Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources affecting net interest income and net interest margin are included in the Financial Condition section of this financial review beginning on page 58.
Noninterest income
Details of noninterest income follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2006	2006	2005	2006	2005

Loan sale revenue	$285	$144	$258	$429	$457
Loan servicing revenue	(21)	(44)	188	(65)	302
Deposit service charges	203	189	176	392	341
Trust and investment management fees	80	73	78	153	151
Leasing revenue	61	60	69	121	143
Other service fees	37	32	33	69	59
Insurance revenue	33	32	25	65	46
Brokerage revenue	30	34	44	64	83
Card-related fees	26	30	29	56	51
Principal investment gains, net	24	34	9	58	19
Derivatives (losses)/gains	(11)	(6)	32	(17)	45
Other	36	66	35	102	64

Total fees and other income	783	644	976	1,427	1,761
Securities gains, net	1	12	5	13	19

Total noninterest income	$784	$656	$981	$1,440	$1,780

Loan sale revenue includes loan sale or securitization gains/(losses) as well as gains/(losses) recognized on derivative instruments utilized to hedge certain loans prior to sale. Revenue by loan type is shown below:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2006	2006	2005	2006	2005

Residential real estate	$207	$119	$234	$326	$425
Commercial loans	52	14	12	66	17
Other consumer loans	26	11	12	37	15

Total loan sale revenue	$285	$144	$258	$429	$457

The Corporation sells substantially all of its residential real estate loan production into the secondary market. Residential real estate loan sales for the second quarter of 2006 were $14.9 billion, compared with $13.0 billion in the prior quarter and $16.9 billion in the second quarter a year ago. On a year-to-date basis, residential real estate loan sales were $27.9 billion versus $34.9 billion. The linked-quarter increase in loan sales is due to volume generally being seasonally softer in the first quarter of the calendar year. Compared to 2005, the mortgage industry has experienced a cyclical downturn due to higher interest rates. Margins on sales of National City Mortgage loans improved on both a linked-quarter and year-over-over year basis. Margins on sales of First Franklin loans improved on a linked-quarter basis, but were still about 50 basis points below the prior year levels for both the quarter and year-to-date periods.
Commercial loan sales were higher in the second quarter of 2006 primarily due to a $26 million gain on sale of certain commercial leases. Gains on sales of other consumer loans increased compared to the prior quarter and compared to the second quarter a year ago. Student loan sales are seasonal with the highest volume of sales occurring in the second quarter of the year. The Corporation recognized a $16 million gain on student loan sales in the second quarter of 2006 compared to an $11 million gain in the second quarter a year ago. Other consumer loan sales also increased in comparison to 2005 as there were no sales of home equity lines of credit in the first half of 2005.
Loan servicing revenue consists of net contractual servicing fees, including late fees and ancillary fees, servicing asset valuation adjustments, and gains/(losses) on derivatives utilized to hedge mortgage servicing assets. The components of loan servicing revenue by product type follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2006	2006	2005	2006	2005

Commercial real estate	$3	$2	$4	$5	$6
Residential real estate:
National City Mortgage (NCM)	(88)	(86)	154	(174)	236
National City Home Loan Services (NCHLS)	16	13	4	29	10

Residential real estate	(72)	(73)	158	(145)	246
Other consumer loans	48	27	26	75	50

Total loan servicing (loss)/revenue	$(21)	$(44)	$188	$(65)	$302

The increase in other consumer loan servicing revenue in the second quarter of 2006 reflects higher levels of servicing income earned on recently completed loan securitizations and sales. The Corporation completed a $2 billion auto securitization in late 2005, a $425 million credit card securitization in the first quarter of 2006, and has sold a significant amount of home equity loans and lines of credit sold with servicing retained in 2006 and late 2005. In addition, approximately $12 million of the other consumer loans servicing revenue recognized in the second quarter of 2006 represents credit card excess spread income which was captured in the securitization trust in prior periods due to high levels of charge-offs associated with the spike in consumer bankruptcies in late 2005. This excess spread income was released from the trust in the second quarter of 2006 as credit card charge-offs have now stabilized.
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
The components of residential real estate (mortgage) loan servicing revenue were as follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2006	2006	2005	2006	2005

Net contractual servicing fees	$153	$148	$130	$301	$260
Servicing asset time decay and payoffs(a)	(110)	(93)	(128)	(203)	(240)
MSR hedging gains/(losses):
Servicing asset valuation changes	153	193	(333)	346	(91)
(Losses) /gains on related derivatives	(268)	(321)	489	(589)	317

Net MSR hedging (losses)/ gains	(115)	(128)	156	(243)	226

Total mortgage servicing (loss)/revenue	$(72)	$(73)	$158	$(145)	$246

(a)	Prior to January 1, 2006, time decay and payoffs were characterized as amortization of servicing assets. In June 2006, the Corporation changed its method of estimating time decay which resulted in a $27 million decrease in the amounts previously reported for time decay, and an increase in net MSR hedging losses, for the period ended March 31, 2006.
Net contractual servicing fees increased in the second quarter of 2006 due to growth in the portfolio of loans serviced for others. This portfolio was $184.4 billion at June 30, 2006, up from $181.2 billion at March 31, 2006, and $162.7 billion at June 30, 2005. The Corporation typically retains the right to service the mortgage loans it sells. Upon sale, the Corporation recognizes an MSR, which represents the present value of the estimated future net servicing cash flows to be realized over the estimated life of the underlying loan. The carrying value of MSRs was $2.5 billion at June 30, 2006, up from $2.1 billion at December 31, 2005, and $1.5 billion at June 30, 2005.

In the second quarter of 2006, the Corporation changed its method of estimating expected loan prepayments. In prior periods, a third party model was utilized to forecast loan prepayments; now the Corporation employs an internal proprietary model. Both models utilize empirical data drawn from the historical performance of the Corporation’s managed portfolio. However, the new model has the ability to consider more loan characteristics which management believes is a better predictor of actual prepayment rates. The implementation of this new prepayment model resulted in a reduction in the valuation of MSRs of $56 million ($36 million after-tax, or $.06 per diluted share), included in net MSR hedging losses, for the three months ended June 30, 2006. In the second quarter of 2005, changes in estimates of earnings on custodial balances used in the MSR valuation model decreased loan servicing income by $20 million ($13 million after-tax, or $.02 per diluted share). For the first half of 2005, changes in estimates in the MSR valuation model increased loan servicing income by $39 million ($25 million after-tax, or $.04 per diluted share).
The value of MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of MSRs. The Corporation manages the risk associated with declines in the value of MSRs by using derivative instruments. Unrealized net MSR derivative losses were $298 million as of June 30, 2006. The ultimate realization of these losses can be affected by changes in interest rates, which may increase or decrease the future cash settlement of these instruments.
Deposit service charges increased on a linked-quarter and year-over-year basis due to a higher volume of overdraft and nonsufficient funds transactions. The first quarter of the year generally has a lighter volume of fee-generating transactions compared to other periods. On a year-over-year basis, tighter management of fee waivers also contributed to the higher revenues for the quarter and year-to-date comparisons. The same factors accounted for the increase in deposit service fees for the first half of 2006 compared to the prior year.
Trust and investment management fees increased on a linked-quarter basis due primarily to tax preparation services which are billed in the second quarter of the year. Leasing revenue represents rental income and fees associated with portfolios of commercial equipment and automobile leases. Leasing revenue decreased on year-over-year basis due to continued runoff of the leased automobile portfolio, which has more than offset growth in the commercial leasing portfolio.
Other service fees increased on both a linked-quarter and year-over-year basis due to growth in international fees, a larger number of loan syndications, and a higher volume of official checks issuances. Insurance revenue increased on a year-over-year basis mainly due to higher borrower-paid private mortgage insurance and commissions. Brokerage revenue decreased on both a linked-quarter and year-over-year basis principally due to losses recognized on trading securities in the second quarter of 2006.
Principal investment gains decreased on a linked-quarter basis as the first quarter had a larger amount of realized gains on sales. In addition, a fair value writedown of $6 million was recognized in the second quarter of 2006. Compared to the prior year, principal investment gains have been higher due primarily to higher realized gains on sale of investments.
Derivative (losses)/gains relate to certain ineffective hedges on derivatives designated as SFAS 133 qualifying hedges, and fair value adjustments on derivatives not designated as SFAS 133 qualifying hedges. This caption does not include derivatives used to hedge mortgage loans held for sale and MSRs, which are presented within loan sale revenue and loan servicing revenue, respectively. Derivatives reported in this line item are typically utilized to hedge the fair value of certain recognized assets and liabilities, including deferred compensation liabilities, loans, fixed-rate debt, as well as certain forecasted cash flows. The net derivative loss in the current period principally reflects losses on derivatives used to hedge deferred compensation liabilities as well as derivatives used to hedge portfolio loans and funding which failed to qualify as hedges under SFAS 133.
Other noninterest income for the first half of 2006 included $35 million of income ($4 million in the second quarter and $31 million in the first quarter) related to the release of a chargeback guarantee liability associated with a now-terminated credit card processing agreement. There was no similar income in the prior year. This liability has been substantially extinguished.
Securities gains for the first quarter of 2006 were primarily related to the liquidation of the Corporation’s bank stock fund, an internally managed portfolio of bank and thrift common stock investments. Net gains related to the sales of bank stock fund securities were $11 million in the first quarter of 2006 and $2 million in the second quarter of 2005. The Corporation has now fully liquidated its bank stock fund portfolio.

Noninterest Expense
Details of noninterest expense follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2006	2006	2005	2006	2005

Salaries, benefits, and other personnel	$636	$641	$635	$1,277	$1,246
Third-party services	91	79	80	170	155
Equipment	79	79	76	158	152
Net occupancy	74	73	72	147	173
Leasing expense	42	43	52	85	109
Postage and supplies	34	37	37	71	75
Marketing and public relations	38	28	39	66	67
Insurance	30	27	11	57	23
Impairment, fraud and other losses	13	19	21	32	37
Travel and entertainment	20	18	22	38	43
Telecommunications	20	18	20	38	41
State and local taxes	23	17	22	40	46
Intangible asset amortization	10	11	15	21	30
Other	66	52	79	118	129

Total noninterest expense	$1,176	$1,142	$1,181	$2,318	$2,326

Details of salaries, benefits, and other personnel expense follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(Dollars in Millions)	2006	2006	2005	2006	2005

Salaries and wages	$354	$352	$356	$706	$707
Incentive compensation	204	171	209	375	379
Deferred personnel costs	(104)	(90)	(116)	(194)	(212)
Payroll taxes	39	53	38	92	89
Medical and other benefits	46	48	45	94	92
Contract labor	43	35	47	78	81
Retirement plans	22	28	20	50	46
Stock-based compensation	17	16	15	33	30
Deferred compensation	(1)	15	7	14	1
Severance and other	16	13	14	29	33

Total salaries, benefits, and other personnel	$636	$641	$635	$1,277	$1,246

Full-time-equivalent employees	33,951	33,848	35,493

Salaries, benefits, and other personnel costs decreased in the second quarter of 2006 compared to the preceding quarter primarily due to decreases in deferred compensation costs and payroll taxes, and higher deferred personnel costs. These items were offset to some extent by higher incentive compensation and contract labor costs.
Deferred compensation costs, which represent market value adjustments on deferred compensation liabilities, decreased in the second quarter due to changes in the investment indices used to value these liabilities. Deferred personnel costs increased in the second quarter of 2006 due to higher levels of mortgage and home equity originations compared to the first quarter. The decrease in payroll taxes compared to the preceding quarter is seasonal. Incentive compensation increased due to higher loan originations and other incentive-based activities in the second quarter of 2006. The higher contract labor costs in the second quarter of 2006 reflected an increased utilization of external contract programmers in conjunction with information system projects.
On a year-to-date basis, salaries, benefits and other personnel costs increased in 2006 primarily due to higher deferred compensation costs and lower deferred personnel costs. Deferred compensation costs increased on a year-over-year basis due to increases in the investment indices used to value the deferred compensation liabilities. Deferred personnel costs were lower on a year-over-year basis due to lower loan originations in the 2006 period versus the 2005 period.
Third-party services increased on a linked-quarter and year-over-year basis due to a greater utilization of external legal, consulting, and other professional services.
Net occupancy expense decreased in the first half of 2006 due to a $29 million one-time adjustment for lease accounting recognized in the prior year.

Leasing expense decreased on a year-over-year basis primarily due to a smaller portfolio of equipment leased to others. The Corporation ceased originations of automobile leases in December 2000. As leases terminate, these automobiles have been sold, resulting in a smaller balance of depreciable assets.
Marketing and public relations increased compared to the preceding quarter due to higher spending associated with promoting free checking, home equity lines and the launch of the “points from National City” rewards program. Also, advertising and promotional spending is typically lower in the first quarter of the calendar year due to the timing of ad campaigns.
Insurance expense increased on both a year-over-year and a year-to-date basis due to private mortgage insurance on a larger percentage of the residential real estate loan portfolio.
Impairment, fraud and other losses decreased on a linked-quarter basis primarily due to a decrease in reinsurance losses. On a year-over-year basis, impairment, fraud, and other losses decreased principally due to a $13 million asset impairment on certain buildings in the second quarter of 2005. On a year-to-date basis, impairment, fraud and other losses decreased as 2005 contained the aforementioned $13 million impairment change, partially offset by a small loss on extinguishment of debt in 2006 versus a net gain on debt extinguishment in the prior year.
State and local tax expense increased in the second quarter of 2006 compared to the linked-quarter due to the reversal of a previously established reserve of $6 million in the first quarter of 2006. On a year-to-date basis, state and local tax expense decreased for the same reason.
Intangible asset amortization decreased in the first half of 2006 as core deposit intangibles related to an 1998 acquisition, as well as noncompete intangibles associated with a 2004, are now fully amortized.
Other noninterest expense increased in the second quarter of 2006 due to an increase in interest expense for state and federal tax contingencies and higher amortization of community development and civic partnerships. On a year-over-year basis, other noninterest expense decreased due primarily to lower minority interest expense.
The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 60.3% in the second quarter of 2006, compared to 62.5% in first quarter of 2006, and 55.0% in the second quarter of 2005. The efficiency ratio was 61.4% and 56.9% for the first half of 2006 and 2005, respectively. The lower efficiency ratio on a linked-quarter basis reflected higher noninterest income resulting from growth in loan sale revenue and deposit service charges along with lower net MSR hedging losses. The higher efficiency ratio on a year-over-year comparison reflected lower noninterest income, driven mainly by net MSR hedging losses, compared to the prior year period. One of the goals of the Best In Class program is to ultimately drive the efficiency ratio toward 50%.
Income Taxes
The effective tax rate for the second quarter of 2006 was 33%, compared to 31% in the preceding quarter and 33% in the second quarter a year ago. The lower rate recognized in the first quarter of 2006 reflects higher tax credits, lower state and local taxes, as well as some favorable adjustments to tax reserves associated with the conclusion of audits or the expiration of the statute of limitations. For the first half of 2006 and 2005, the effective tax rate was 32% and 34%, respectively. The effective tax rate for the full year 2006 is forecasted to be approximately 32%.
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

Net income (loss) by line of business follows:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2006	2006	2005	2006	2005

Consumer and Small Business
Financial Services	$211	$179	$153	$390	$293
Wholesale Banking	197	201	194	398	377
National Consumer Finance	148	122	154	270	316
National City Mortgage	(52)	(71)	153	(123)	238
Asset Management	29	22	26	51	47
Parent and Other	(60)	6	(55)	(54)	(162)

Consolidated net income	$473	$459	$625	$932	$1,109

Consumer and Small Business Financial Services (CSB): Net income increased on a linked-quarter basis principally due to strong growth in deposit service income and gains on sale of student loans. The growth in deposit service income reflects a higher level of fee generating transactions. Gains on sales of student loans were $16 million in the second quarter of 2006, with no such activity in the preceding quarter. On a year-over-year basis, second quarter net income increased due to growth in deposit fee income, as well as a lower provision for credit losses. The increase in deposit service income on a year-over-year basis is due to a higher level of transactions associated with a larger deposit base, as well as tighter management of fee waivers implemented in the second half of 2005. The provision for credit losses was $25 million in the second quarter of 2006 compared to $59 million in the second quarter a year ago. Gains on sales of student loans were $5 million higher in the second quarter of 2006 compared to the prior year. On a year-to-date basis, net income increased due to higher net interest income, a lower provision for credit losses and higher deposit service income. Outstanding loans were 3% higher in the first half of 2006 which benefited net interest income. The provision for credit losses was $53 million in the first half of 2006 versus $118 million in the first half of 2005. Deposit service income increased for the same reasons noted above. As of June 30, 2006, average core deposits were up 5% over the prior year.
Wholesale Banking: Net income decreased slightly on a linked-quarter basis principally due to a higher provision for credit losses. The provision for credit losses was $32 million in the second quarter of 2006 versus a reversal of previously provided provision of $7 million in the preceding quarter. Noninterest income grew by $44 million on a linked-quarter basis principally due to higher levels of capital markets business and a $26 million gain on the sale of commercial leases. Noninterest expense increased principally due to higher incentive compensation associated with higher business levels. On a year-to-date basis, net income increased due to strong growth in net interest income and other noninterest income, offset to a large extent by a higher provision for credit losses. The provision for credit losses was $26 million in the first half of 2006 versus a reversal of previously recognized provision of $35 million in the first half of 2005. Noninterest income for the first half of 2006 was approximately $100 million higher than the same period last year due to growth in loan and lease sales, leasing revenue and principal investment gains.
National Consumer Finance: Net income increased on a linked-quarter basis principally due to higher loan sale revenue with the implementation of an originate-and-sell strategy for both nonconforming mortgage loans and home equity lines and loans. Revenue from sales of nonconforming mortgage loans increased on a higher volume of loans sold and a 19 basis point improvement in margin. During the second quarter of 2006, the National Home Equity business unit also completed its first sale of home equity loans, recognizing a gain of $8 million. The growth in loan sale revenue compared to the preceding quarter more than offset a higher provision for credit losses and lower net interest income.
Net income for the second quarter of 2006 was slightly lower than the prior year principally due to a higher provision for credit losses and lower net interest income. The provision for credit losses was $18 million in the second quarter of 2006 versus a reversal of previously recognized provision of $5 million in the second quarter a year ago. Net interest income decreased due to a decline in net interest margin.
On a year-to-date basis, net income decreased mainly due to lower earnings at First Franklin and National City Home Loan Services (NCHLS). Net interest income for nonconforming mortgages declined in the first half of 2006 principally due to a lower margin, as well as a slightly smaller portfolio. The provision for credit losses was $13 million in the first half of 2006 versus a reversal of previously recognized provision of $10 million in the first half of 2005. Loan sale revenue increased on higher loan sales volume as substantially all First Franklin production in the first half of 2006 was sold. Noninterest expense increased due to higher incentive compensation associated with higher production and higher insurance expense, as a larger percentage of the retained portfolio is now insured.
On July 10, 2006, the Corporation announced that it is considering strategic alternatives for its First Franklin business. Under consideration is the possible sale of this business unit, potentially to include National City Home Loan Services, Inc. and NationPoint, an affiliated business unit engaged in direct-to-consumer mortgage lending. There can be no assurance that any agreements will be executed or that any transactions will be approved or consummated.

National City Mortgage: A net loss was recognized in the second quarter of 2006 primarily due to net mortgage servicing right (MSR) hedging losses. Net pretax MSR hedging losses were approximately $110 million and $123 million in the second and first quarters, respectively. In contrast, net pretax MSR hedging gains were $157 million in the second quarter of last year. MSR hedging results are affected by changes in the relationship between mortgage rates, which affect the value of MSRs, and swap rates, which affect the value of some of the derivatives used to hedge MSRs. During the first half of 2006, this spread tightened, contributing to hedging losses. Further, in the second quarter of 2006, the Corporation adopted a new mortgage loan prepayment model which reduced the fair value of MSRs by $56 million, included in net hedging losses. In the second quarter of last year, changes in estimates used in the MSR valuation model decreased noninterest income by $20 million, included in net hedging gains. Management believes that net MSR hedging losses during the second half of 2006 should diminish, given more stable market conditions.
On a year-over-year basis, net interest income was lower in 2006 due to lower balance of mortgage loans held for sale and tighter loan spreads. Loan sale revenue also decreased on a year-over-year basis due to cyclically lower demand for mortgages in a higher interest rate environment. Loans originated for sale were $10.2 billion in the second quarter of 2006 versus $13.7 billion in the second quarter of 2005. Margins on loan sales were 11 basis points better than the second quarter a year ago. Noninterest expense decreased due to a continued effort to manage costs commensurate with lower volumes.
On a year-to-date basis, the 2006 net loss was principally due to net pretax MSR hedging losses of $233 million, versus net hedging gains of $227 million in the first half of 2005. Net interest income was lower in 2006 due to a lower balance of mortgages held for sale. Loan sale revenue was also substantially lower in 2006 due to cyclically lower production and sales of mortgage loans.
Effective January 1, 2006, the Corporation prospectively changed its internal methodology for assigning interest credit on mortgage escrow accounts from a short-term rate to a longer-term swap rate to better reflect the duration of these accounts. This change did not have a significant impact on NCM’s net interest income for 2006, given that the yield curve was relatively flat. Had this same methodology been applied to prior periods, NCM’s net income for the first half of 2005 would have been approximately $10 million higher.
Asset Management: Net income increased on a linked-quarter basis due to higher fee income associated with tax preparation fees in the second quarter. Net income also benefited from a reversal of previously recognized provision for credit losses of $4 million in the second quarter of 2006 versus a $1 million provision in the preceding quarter. On a year-to-date basis, net income was higher in the first half of 2006 due to higher net interest income, which reflects higher outstanding loan balances, and a reversal of previously provided provision for credit losses of $3 million. Assets under administration were $107.5 billion at June 30, 2006, $110.7 billion at March 31, 2006, and $105.5 billion at June 30, 2005.
Parent and Other: This category includes the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. Comparisons with prior periods are affected by derivatives gains and losses, acquisition integration costs, and other unusual or infrequently occurring items.
Net loss increased on a linked-quarter basis primarily due to a significant amount of noninterest income recognized in the first quarter. Noninterest income for the first quarter of 2006 included $31 million of income related to the partial release of a chargeback guarantee liability from the now-terminated United Airlines credit card processing contract. In contrast, the second quarter of 2006 only included $4 million of such income. Noninterest expense also increased on a linked-quarter basis primarily due to losses on derivative instruments utilized to hedge deferred compensation liabilities, as well as higher amortization of community development investments.
On a year-to-date basis, the net loss decreased due to unusual or infrequently occurring items in both years. Noninterest income in the first half of 2006 benefited from $35 million of income related to the partial release of a chargeback guarantee liability described above. In the prior year, noninterest expense for the first half included a $31 million of acquisition integration costs, a $29 million one-time adjustment for lease accounting, and the $13 million impairment charge described above. There were no similar costs incurred in 2006. In addition, in the first half of 2005, the tax provision included a $16 million charge related to the regular reassessment of tax accruals. In comparison, in the first half of 2006, the tax provision benefited from a $9 million reversal of previously recognized provision associated with the conclusion of audits or the expiration of the statute of limitations.
The Corporation fully liquidated its holdings in the bank stock fund during the first quarter of 2006. The first quarter of 2006 and the second quarter of 2005 included $11 million and $2 million, respectively, of net gains from sales of the securities in the bank stock fund. On a year-to-date basis, net securities gains from sales of the bank stock fund were $11 million in both years.

Financial Condition
This section should also be reviewed in conjunction with the average balance sheets presented on pages 72-75.
Average Earning Assets

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2006	2006	2005	2006	2005

Portfolio loans
Commercial	$28,709	$27,540	$27,151	$28,126	$26,356
Commercial construction	3,507	3,426	2,999	3,466	2,954
Commercial real estate	12,100	12,022	11,782	12,061	11,954
Residential real estate	31,812	32,921	31,669	32,364	31,095
Home equity lines of credit	17,089	20,979	20,950	19,023	20,238
Credit card and other unsecured lines of credit	2,528	2,515	2,304	2,522	2,327
Other consumer	6,012	6,028	8,053	6,022	8,181

Total portfolio loans	101,757	105,431	104,908	103,584	103,105
Loans held for sale or securitization	12,760	8,826	10,109	10,804	10,803
Securities (at amortized cost)	7,802	7,719	7,746	7,761	7,969
Other	2,808	2,483	1,928	2,645	1,899

Total earning assets	$125,127	$124,459	$124,691	$124,794	$123,776

Average portfolio loans decreased by 3% during the second quarter of 2006 compared to the first quarter of 2006 and the same quarterly period a year ago. The linked-quarter decrease resulted from the implementation of an originate-and-sell strategy for nonconforming residential mortgage loans and non-footprint home equity loan and lines of credit. Substantially all current production of such loans has been classified as held for sale. Accordingly, the portfolio balances will decrease further over time. The decrease in average portfolio loans from the year ago quarter was principally due to the previously mentioned originate-and-sell strategy, as well as the securitization of $2.2 billion of indirect automobile loans in late 2005, partially offset by growth in commercial loans.
Average portfolio loans increased slightly during the first half of 2006 over the comparable period a year ago which reflects growth in commercial loans and residential mortgage loans associated with increased business volumes. These increases were partially offset by lower levels of certain consumer loans resulting from the originate-and sell strategy and the securitization of indirect auto loans described above.
Average loans held for sale or securitization increased from the linked-quarter and the year ago quarter. This increase reflects the transfer of a significant balance of home equity lines and loans into held for sale in late March 2006. This increase was partially offset by a decrease in residential mortgage loans held for sale as National City Mortgage production declined compared to the prior year. Comparing the first half of 2006 to 2005, average loans held for sale or securitization was stable as the increase in consumer loans held for sale was substantially offset by lower residential mortgage loan held for sale.
Average securities decreased slightly during the first half of 2006 over the comparable period a year ago. The year-over-year decline in the securities portfolio was due to the sales and principal paydowns of mortgage backed securities, and the liquidation of the Corporation’s bank stock fund in early 2006, more than offsetting an increase in U.S. Treasury securities.
The following table summarizes the period-end commercial, commercial construction, and commercial real estate portfolios by major industry and exposure to individual borrowers as of June 30, 2006.

			Average	Largest Loan
	Outstanding	% of	Loan Balance	to a Single
(Dollars in Millions)	Balance	Total	Per Obligor	Obligor

Real estate	$13,280	29%	$.9	$58
Consumer cyclical	8,136	18	1.0	100
Consumer noncyclical	5,381	12	.5	40
Industrial	6,241	14	1.3	91
Basic materials	3,523	8	1.7	34
Financial	3,298	7	1.8	48
Services	1,888	4	.4	77
Energy and utilities	840	2	1.3	22
Technology	856	2	3.9	30
Miscellaneous	1,675	4	.2	38

Total	$45,118	100%

Average Interest Bearing Liabilities and Funding

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2006	2006	2005	2006	2005

Noninterest bearing deposits	$17,057	$16,766	$18,434	$16,912	$18,286
Interest bearing core deposits	52,377	51,213	49,294	51,799	49,134

Total core deposits	69,434	67,979	67,728	68,711	67,420
Purchased deposits	13,373	15,008	12,894	14,186	13,650
Short-term borrowings	7,878	8,378	8,601	8,126	8,608
Long-term debt	33,087	31,719	34,364	32,407	33,031

Total purchased funding	54,338	55,105	55,859	54,719	55,289
Stockholders’ equity	12,565	12,468	12,752	12,517	12,765

Total funding	$136,337	$135,552	$136,339	$135,947	$135,474

Total interest bearing liabilities	$106,715	$106,318	$105,153	$106,518	$104,423

Total core deposits, excluding mortgage escrow deposits and HELOC custodial balances	$65,156	$64,170	$63,160	$64,667	$63,047

The percentage of each funding source to total funding follows:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
	2006	2006	2005	2006	2005

Noninterest bearing deposits	12.5%	12.3%	13.5%	12.4%	13.5%
Interest bearing core deposits	38.4	37.8	36.2	38.1	36.3

Total core deposits	50.9	50.1	49.7	50.5	49.8
Purchased deposits	9.8	11.1	9.5	10.4	10.1
Short-term borrowings	5.8	6.2	6.3	6.0	6.3
Long-term debt	24.3	23.4	25.2	23.9	24.4

Total purchased funding	39.9	40.7	41.0	40.3	40.8
Stockholders’ equity	9.2	9.2	9.3	9.2	9.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Interest bearing core deposits have increased, while noninterest bearing deposits have decreased, as a percentage of total funding due to consumer preference for interest bearing products in a higher rate environment. Purchased deposits decreased on a linked-quarter basis as core deposits grew. Short-term borrowings have decreased somewhat due to greater use of low cost long-term debt.
Capital
The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. For further detail on capital and capital ratios, see Notes 16 and 17 to the consolidated financial statements. Information on stockholders’ equity is presented in the following table.

(Dollars in Millions)	June 30, 2006	December 31, 2005	June 30, 2005

Stockholders’ equity	$12,610	$12,613	$13,002
Equity as a percentage of assets	8.91%	8.86%	9.02%
Book value per common share	$20.84	$20.51	$20.42

The following table summarizes share repurchase activity for the second quarter of 2006.

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number	Average	Publicly Announced	Purchased Under the
	of Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased(a)	Per Share	Authorizations(b)	Authorizations(c)

April 1 to April 30, 2006	1,266,075	$35.19	876,200	25,229,900
May 1 to May 31, 2006	1,502,995	37.08	1,200,000	24,029,900
June 1 to June 30, 2006	5,786,546	36.13	5,655,500	18,374,400

Total	8,555,616	$36.16	7,731,700

(a)	Includes shares repurchased under the October 24, 2005 share repurchase authorization and shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

(b)	Included in total number of shares purchased [column (a)].

(c)	Shares available to be repurchased under the October 24, 2005, share repurchase authorization.
The Corporation’s Board of Directors has authorized the repurchase of up to 40 million shares of National City common stock, subject to an aggregate purchase limit of $1.6 billion. This authorization has no expiration date. Shares repurchased are acquired in the open market and are held for reissue in connection with compensation plans and for general corporate purposes. During the second quarter and first half of 2006, 7.7 million and 15.2 million shares of common stock were repurchased, respectively, compared to 4.7 million and 18.6 million shares for the comparable periods of 2005. The Corporation’s businesses typically generate significant amounts of capital in excess of normal dividend and reinvestment requirements. Management intends to continue share repurchases over the rest of the year, subject to market conditions, maintenance of targeted capital ratios, and applicable regulatory constraints.
National City declared and paid dividends per common share of $.37 during the second quarter of 2006, up two cents from the quarterly dividend declared and paid in the 2005 second quarter of $.35. The dividend payout ratio, representing dividends per share divided by earnings per share, was 48.1% and 36.1% for the second quarter of 2006 and 2005, respectively. The dividend payout ratio is continually reviewed by management and the Board of Directors, and the current intention is to pay out approximately 45% of earnings in dividends over time. On July 3, 2006, the Board of Directors approved a two cent increase in the third quarter dividend to $.39 per common share, payable on August 1, 2006, to stockholders of record as of July 13, 2006.
At June 30, 2006, the Corporation’s market capitalization was $21.9 billion. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in the following table.

	2006			2005
	Second	First	Fourth	Third	Second	First
NYSE: NCC	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$38.04	$36.25	$35.04	$37.85	$35.30	$37.75
Low	34.38	33.26	29.80	33.37	32.08	32.85
Close	36.19	34.90	33.57	33.44	34.12	33.50

RISK MANAGEMENT
National City management, with the oversight of the Board of Directors, has in place enterprise-wide structures, processes, and controls for managing and mitigating risk. The following discussion addresses the three major risks facing National City: credit, market, and liquidity.
Credit Risk
The Corporation’s lending activities are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, the management of industry and client exposure levels, collateral protection, credit risk transfer strategies, and credit policies and underwriting guidelines. Note 1 to the consolidated financial statements describes the accounting policies related to nonperforming loans and charge-offs and describes the methodologies used to develop the allowance for loan losses and lending-related commitments. The Corporation’s policies governing nonperforming loans and charge-offs are consistent with regulatory standards.
During 2005, the Corporation executed a credit risk transfer agreement on a $5 billion pool of nonconforming (First Franklin) mortgage loans. The purpose of this arrangement was to provide protection against unexpected catastrophic credit losses in this portfolio. As of June 30, 2006, no credit losses have yet been incurred on loans which would be covered by the credit risk transfer agreement. The Corporation bears the risk of credit losses up to the first loss position, estimated at 3.5% of the beginning pool balance. The counterparty to this arrangement would bear the risk of additional credit losses up to $263 million, subject to adjustment as the portfolio pays down. Probable credit losses on the underlying loans continue to be considered in the allowance for loan losses based on the existing methodology.

Portfolio Loans: The percentage of portfolio loans in each category to total portfolio loans at period end follows:

	June 30	December 31	June 30
	2006	2005	2005

Commercial	29.0%	26.0%	26.1%
Commercial construction and real estate	15.7	14.9	14.0
Residential real estate	31.1	30.9	30.4
Home equity lines of credit and other consumer loans	21.6	25.7	27.3
Credit card and other unsecured lines of credit	2.6	2.5	2.2

Total	100.0%	100.0%	100.0%

As of June 30, 2006, commercial loans represented a larger percentage of total portfolio loans due to growth in this portfolio, coupled with a decline in certain consumer loans retained in portfolio. During 2006, the Corporation implemented its previously announced originate-and-sell model for certain home equity lines and loans. As a result, substantially all non-footprint home equity line and loan originations in 2006 have been classified in held for sale, and home equity lines of credit and other consumer loans will likely decrease as a percentage of total portfolio loans in future periods.
Nonperforming Assets and Delinquent Loans: Detail of nonperforming assets follows:

	June 30	December 31	June 30
(Dollars in Millions)	2006	2005	2005

Commercial	$178	$181	$142
Commercial construction	36	20	28
Commercial real estate	108	114	118
Residential real estate	167	175	183

Total nonperforming loans	489	490	471
Other real estate owned (OREO)	167	97	91
Mortgage loans held for sale and other	11	9	10

Total nonperforming assets	$667	$596	$572

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	.66%	.56%	.53%
Period-end total assets	.47	.42	.40

Detail of loans 90 days past due accruing interest follows:

	June 30	December 31	June 30
(In Millions)	2006	2005	2005

Commercial	$51	$36	$51
Commercial construction	—	5	10
Commercial real estate	17	9	32
Residential real estate	516	510	396
Home equity lines of credit	21	23	11
Credit card and other unsecured lines of credit	21	20	22
Other consumer	8	17	13
Mortgage loans held for sale and other	40	16	10

Total loans 90 days past due accruing interest	$674	$636	$545

Nonperforming commercial and commercial construction loans increased on a year-over-year basis due to a few large credits and do not reflect any particular trends. Nonperforming residential real estate loans decreased compared to a year ago due to lower instances of fraud and fewer loans repurchased pursuant to indemnification agreements. The increase in other real estate owned as of June 30, 2006 reflects recent regulatory guidance which requires insured portfolio loans in foreclosure to be presented within nonperforming assets. Accordingly, the Corporation classified $50 million of such loans in other real estate owned as of June 30, 2006, with no change in the presentation of prior periods. No significant losses are expected upon completion of the foreclosure process as these loans are insured by GNMA.
Delinquent commercial loans increased in comparison to year end principally due to one past due account which has subsequently been brought current. Delinquent commercial real estate decreased in comparison to the second quarter of last year due to a few multi-family projects classified as delinquent at June 30, 2005. Delinquent residential real estate loans increased significantly at year end due to the adverse impact of the 2005 Gulf Coast hurricanes on certain borrowers’ ability to make their monthly payments, as well as the continued seasoning of the residential real estate portfolio on the balance sheet. At year end, the balance of delinquent home equity and other consumer loans was affected by the change in consumer bankruptcy laws which occurred in the fourth quarter.

Delinquent accounts associated with these bankruptcy filings have now been charged-off. Delinquent mortgage loans held for sale increased due to a higher volume of repurchases of nonconforming mortgage loans and the timing of periodic sales of these loans.
As of June 30, 2006, there were no particular industry or geographic concentrations in nonperforming or delinquent loans.
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
A summary of the changes in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
(Dollars in Millions)	2006	2005	2006	2005

Balance at beginning of period	$1,001	$1,179	$1,094	$1,188
Provision for loan losses	62	19	94	96
Allowance related to loans acquired, sold or securitized	2	(1)	(2)	—
Charge-offs:
Commercial	28	31	73	74
Commercial construction	2	—	2	2
Commercial real estate	5	8	12	13
Residential real estate	47	29	93	71
Home equity lines of credit	15	8	36	15
Credit card and other unsecured lines of credit	20	30	48	58
Other consumer	11	20	37	46

Total charge-offs	128	126	301	279

Recoveries:
Commercial	10	25	26	57
Commercial construction	—	—	—	—
Commercial real estate	1	2	3	5
Residential real estate	19	12	31	29
Home equity lines of credit	5	2	9	4
Credit card and other unsecured lines of credit	4	4	10	6
Other consumer	13	9	25	19

Total recoveries	52	54	104	120

Net charge-offs	76	72	197	159

Balance at end of period	$989	$1,125	$989	$1,125

Portfolio loans outstanding at period end	$100,973	$106,808
Allowance as a percentage of:
Portfolio loans	.98%	1.05%
Nonperforming loans	202.1	238.6
Annualized net charge-offs	326.2	391.5	249.7	349.6

A summary of the changes in the allowance for lending-related commitments follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
(Dollars in Millions)	2006	2005	2006	2005

Balance at beginning of period	$79	$93	$84	$100
Net provision for losses on lending-related commitments	(2)	7	(7)	—

Balance at end of period	$77	$100	$77	$100

Total provision for credit losses	$60	$26	$87	$96

Annualized net charge-offs as a percentage of average loans by portfolio type follow:

	Three Months Ended			Six Months Ended
	June 20	March 31	June 30	June 30	June 30
	2006	2006	2005	2006	2005

Commercial	.26%	.42%	.10%	.34%	.13%
Commercial construction	.22	(.03)	.06	.09	.15
Commercial real estate	.12	.17	.19	.15	.13
Residential real estate	.35	.43	.20	.39	.27
Home equity lines of credit	.22	.35	.11	.29	.11
Credit card and other unsecured lines of credit	2.62	3.45	4.64	3.03	4.56
Other consumer	(.15)	.93	.54	.39	.65

Total net charge-offs to average portfolio loans (annualized)	.30%	.46%	.27%	.38%	.31%

Commercial charge-offs for the second and first quarters of 2006 included $11 million and $25 million, respectively, of losses related to passenger aircraft leases. Residential real estate net charge-offs were lower on a linked-quarter basis due to fewer realized losses associated with the 2005 Gulf Coast hurricanes. Home equity lines of credit net charge-offs decreased on a linked-quarter basis due to higher charge-off levels in the first quarter of 2006 associated with increased consumer bankruptcy filings in late 2005. Credit card and unsecured lines of credit charge-offs have also improved for the same reason. Other consumer loans recognized net recoveries in the second quarter of 2006.
On a year-to-date basis, the increase in net charge-offs for the commercial and residential real estate portfolios and the decrease in net charge-offs for the credit card and other unsecured line of credit portfolio were attributable to the same factors described above in the linked-quarter comparisons. Home equity lines of credit charge-offs have increased compared to the first half of 2005 due to continued seasoning of these loans. Other consumer charge-offs declined in the first half of 2006 due to the aforementioned second quarter net recoveries as well as lower charge-offs resulting from the securitization of $2.2 billion of indirect automobile loans in late 2005.
An allocation of the ending allowance for loan losses and allowance for losses on lending-related commitments by portfolio type follows:

	June 30	December 31	June 30
(In Millions)	2006	2005	2005

Allowance for loan losses:
Commercial	$486	$494	$525
Commercial construction and commercial real estate	129	136	136
Residential real estate	144	174	176
Home equity lines of credit and other consumer loans	98	131	131
Credit card and other unsecured lines of credit	132	159	157

Total	$989	$1,094	$1,125

Allowance for losses on lending-related commitments:
Commercial	$77	$84	$100

Compared to prior periods, the loan loss reserve was down across all loan categories at June 30, 2006. The credit quality of the commercial portfolio has been stable since year end and has improved from a year ago. The Corporation purchased loan-level mortgage insurance on a larger percentage of its residential real estate portfolio of loans in 2006. Portfolio balances of home equity and other consumer loans have decreased in comparison to prior periods due to the exit of the indirect automobile business and the transition to the aforementioned originate-and-sell model for home equity lines of credit and loans. These factors, combined with no new environmental exposures identified in 2006, have resulted in lower credit risk in the loan portfolio, and therefore lower reserve levels. Refer to the Application of Critical Accounting Policies section for further discussion of the allowance for loan losses.
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
Asset/Liability Management: The primary goal of asset/liability management is to maximize the net present value of future cash flows and net interest income within authorized risk limits. Interest rate risk is monitored primarily through modeling of the market value of equity and secondarily through earnings simulation. Both measures are highly assumption dependent and change regularly as the balance sheet and business mix evolve; however, taken together they represent a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO.
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
Market Value Modeling: Market Value of Equity (MVE) represents the discounted present value of net cash flows from all assets, liabilities, and off-balance sheet arrangements, other than MSRs and associated hedges. Market risk associated with MSRs is hedged through the use of derivative instruments. Refer to Note 12 to the consolidated financial statements for further details on managing market risk for MSRs. Unlike the earnings simulation model described below, MVE analysis has no time horizon limitations. In addition, MVE analysis is performed as of a single point in time and does not include estimates of future business volumes. As with earnings simulations, assumptions driving timing and magnitude of cash flows are critical inputs to the model. Particularly important are assumptions driving loan and security prepayments and noncontractual deposit balance movements.
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
The most recent market value model estimated the current DOE at +1.4%. While the current DOE is above management’s long-term target of +1.0%, it is consistent with management’s current view of the interest rate outlook. DOE would rise to +2.2% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +3.0%. DOE was 0.0% given a parallel shift of the yield curve down 150 basis points and would be within the minimum constraint of -1.0%.
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
The most recent earnings simulation model projects that net income would be .8% lower than base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 2.1% if rates were two standard deviations below the implied forward curve over the same period. Both of the earnings simulation projections of net income were within the ALCO guideline of -4.0%.

The earnings simulation model excludes the potential effects on fee income and noninterest expense associated with changes in interest rates. In particular, revenue generated from originating, selling, and servicing residential mortgage loans is highly sensitive to changes in interest rates due to the direct effect changes in interest rates have on loan demand and the value of MSRs. In general, low or declining interest rates typically lead to increased loan sales revenue but potentially lower loan servicing revenue due to the impact of higher loan prepayments on the value of MSRs. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence loan sales revenue while loan servicing revenue may rise due to lower prepayments. In addition, net interest income earned on loans held for sale increases when the yield curve steepens and decreases when the yield curve flattens. Risk related to mortgage banking activities is also monitored by ALCO.
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
Funds are available from a number of sources, including the securities portfolio, core deposits, the capital markets, the Federal Reserve Bank, the Federal Home Loan Bank, the U.S. Treasury, and through the sale or securitization of various types of assets. Funding sources did not change significantly during the first quarter of 2006. Core deposits, which continue to be the most significant source of funding, comprised 51% of funding at June 30, 2006, 50% of funding at December 31, 2005, and 49% of funding at June 30, 2005. Refer to the Financial Condition section of this Financial Review for further discussion on changes in funding sources. Asset securitization vehicles have also been used as a source of funding over the past several years. During 2006, the Corporation securitized $425 million of credit card loans. Further discussion of securitization activities is included in Note 5 to the consolidated financial statements.
At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. At June 30, 2006, the main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, the commercial paper market and access to the capital markets.
The primary source of funding for the holding company has been dividends and returns of investment from its bank and nonbank subsidiaries. As discussed in Note 16 to the consolidated financial statements, the Corporation’s bank subsidiaries are subject to regulation and, among other things, may be limited in their ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the holding company. During the first six months of 2006, the Corporation’s bank and nonbank subsidiaries declared and paid cash dividends totaling $425 million. There were no returns of capital paid to the holding company by the bank and nonbank subsidiaries during the first six months of 2006. In July 2006, the Corporation consolidated six separate subsidiary bank charters into a single charter, National City Bank, which reduced regulatory capital requirements at the bank subsidiary level. Following this consolidation, National City Bank has approximately $700 million of capital in excess of the “well-capitalized” threshold, which can be returned to the holding company.
Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At June 30, 2006, December 31, 2005 and June 30, 2005, $1.4 billion, $1.1 billion and $662 million, respectively, of commercial paper borrowings were outstanding.
The Corporation also has in place a shelf registration with the Securities and Exchange Commission to allow for the sale, over time, of up to $1.5 billion in senior subordinated debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of the aforementioned securities. There were no issuances during the first six months of 2006. As of June 30, 2006, $600 million was available for future issuance.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.
Contractual Obligations: The following table presents significant fixed and determinable contractual obligations by payment date as of June 30, 2006. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
			One to	Three to	Over
	Note	One Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$56,626	$—	$—	$—	$56,626
Consumer and brokered certificates of deposits(b)		20,578	4,824	1,784	3,176	30,362
Federal funds borrowed and security repurchase agreements(b)		4,914	—	—	—	4,914
Borrowed funds(b)	13	2,905	—	—	—	2,905
Long-term debt(b)	14, 15	13,609	13,194	5,486	5,326	37,615
Operating leases		150	249	176	490	1,065
Purchase obligations		167	189	68	28	452

(a)	Excludes interest.

(b)	Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at June 30, 2006. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
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
The Corporation also has obligations under its postretirement plan as described in Note 22 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate the postretirement benefit plan at any time. The Corporation did not have any commitments or obligations to the defined benefit pension plan at June 30, 2006, due to the overfunded status of the plan.
The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at June 30, 2006, do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 23 to the consolidated financial statements.
Commitments: The following table details the amounts and expected maturities of significant commitments as of June 30, 2006. Further discussion of these commitments is included in Note 20 to the consolidated financial statements.

	One	One to	Three to	Over
	Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Commercial	$9,476	$6,834	$7,163	$451	$23,924
Residential real estate	11,114	—	—	—	11,114
Revolving home equity and credit card lines	33,276	5	—	—	33,281
Other	607	—	—	—	607
Standby letters of credit	2,397	1,190	1,238	90	4,915

	One	One to	Three to	Over
	Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Commercial letters of credit	280	13	14	—	307
Net commitments to sell mortgage loans and mortgage-backed securities	9,039	—	—	—	9,039
Net commitments to sell commercial real estate loans	198	62	12	—	272
Commitments to fund principal investments	43	26	97	144	310
Commitments to fund civic and community investments	224	148	34	22	428
Commitments to purchase beneficial interests in securitized automobile loans	765	—	—	—	765

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at June 30, 2006. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate at which the commitments are invested, as determined by the general or limited partners of the funds.
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
During the first quarter of 2006, the Series 2001-1 credit card securitization matured, and a $425 million pool of credit card receivables (Series 2006-1) was securitized. In July 2006, the Corporation exercised an early call on the outstanding notes of the  2002-A automobile securitization. The Corporation redeemed $48 million of loans from the securitization trust at a price equal to principal plus accrued interest. These loans were recorded at fair value which approximated the purchase price. Further discussion on the accounting for securitizations is included in Note 1 to the consolidated financial statements, and detail regarding securitization transactions and retained interests is included in Note 5.
The Corporation also has obligations arising from contractual arrangements that meet the criteria of Financial Accounting Standards Board Interpretation No. 45. These obligations are discussed in Note 20.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
National City’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third party sources, when available. When such information is not available, valuation adjustments are estimated by management primarily through the use of discounted cash flow modeling techniques.
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
An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans and leases exceeding policy thresholds are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $60 million at June 30, 2006, $77 million at December 31, 2005 and $12 million at June 30, 2005. Compared to the second quarter a year ago, this element of the allowance increased primarily due to impairment identified on certain passenger airline leases, reflecting further deterioration in the financial condition of these borrowers. Compared to year end, this element of the allowance decreased by $17 million due to charge-offs of previously reserved losses on passenger airline leases.
Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include all other loans and leases not individually evaluated for impairment as discussed above. For consumer loans, average historical losses are utilized to estimate losses currently inherent in the portfolio. Consumer loans are pooled by probability of default within product segments. The probability of default is based on historical performance of customer attributes, such as credit score, loan-to-value, origination date, collateral type, worst delinquency, and other relevant factors. For commercial loans, a loss migration analysis is performed which averages historic loss ratios. This element of the allowance was $607 million at June 30, 2006, $679 million at December 31, 2005, and $759 million at June 30, 2005. The decrease in this component of the allowance reflects continued improvement in the historic loss rates of the commercial portfolio, a greater proportion of losses occurring on fully insured mortgage loans, and lower balances of consumer loans held in portfolio.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. Imprecision occurs because historic loss patterns may not be representative of losses inherent in the current portfolio. Reasons for imprecision include growth in the Corporation’s footprint, changes in economic conditions, and difficulty identifying triggering events, among other factors. Imprecision is estimated by comparing actual losses incurred to previously forecasted losses over several time periods. The volatility of this imprecision, as expressed in terms of the standard deviation of the difference between the actual and forecasted losses, is used to calculate an imprecision percentage that represents the probable forecast error. The imprecision percentage is applied to the current portfolio balance to determine the required allowance. The allowance established for imprecision was $378 million at June 30, 2006, $369 million at December 31, 2005, and $377 million at June 30, 2005.
Finally, the allowance considers specific environmental factors which pose additional risks that have not been adequately captured in the elements described above. For each environmental risk, a range of expected losses is calculated based on observable data. Management applies judgment to determine the most likely amount of loss within the range. Environmental risks currently provided for in the allowance for loan losses include passenger airline leases and loans acquired in acquisitions where loss history and underwriting information is incomplete or is materially different than that of the Corporation’s existing portfolio. Similar types of environmental risk factors were present at December 31, 2005 and June 30, 2005. When an allowance is established for environmental risks, conditions for its release are also established. The allowance for loan losses allocated to environmental risks was $21 million at June 30, 2006, $53 million at December 31, 2005 and $78 million at June 30, 2005. In the first half of 2006, the environmental reserve decreased by $20 million due to charge-offs of previously reserved for consumer losses arising from bankruptcy filings and by $11 million related to loans acquired through acquisitions as this risk has diminished with paydowns, payoffs and refinancings. The higher loss levels associated with consumer bankruptcy filings which occurred in late 2005 are now substantially complete and this element of the reserve has been released. Compared to the second quarter a year ago, the environmental reserve decreased due to specific allocations for certain passenger airline leases which supplanted allocations previously included within the environmental reserve, as well as lower allocations related to loans acquired through acquisitions for the same reason previously described.
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
The allowance for loan losses and losses on lending-related commitments are assigned to business lines based on the nature of the loan portfolio in each business line. The Wholesale Banking, Consumer and Small Business Financial Services, and National Consumer Finance business lines have been assigned the majority of the allowance, and accordingly, would be the business lines most affected by actual outcomes differing from prior estimates.
Valuation of Mortgage Servicing Rights (MSRs): Servicing residential mortgage loans for third party investors represents a significant business activity of National City Mortgage (NCM) and National City Home Loan Services (NCHLS). Effective January 1, 2006, the Corporation adopted SFAS 156, Accounting for Servicing of Financial Assets, and elected fair value as its measurement method for MSRs. The cumulative effect of this accounting change increased the carrying value of MSRs by $26 million. All changes in the fair value of MSRs in 2006 have been recognized in earnings as a component of loan servicing revenue.
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
Prior to January 1, 2006, all MSRs, other than those designated in SFAS 133 hedge relationships, were recognized at the lower of their capitalized amount, net of accumulated amortization, or fair value. Certain MSRs hedged with derivative instruments in designated SFAS 133 hedge relationships were adjusted above their initial carrying value if the hedge was deemed effective pursuant to SFAS 133. When the derivative instrument was deemed to be not effective pursuant to SFAS 133, the MSR’s carrying value could not be written up to fair value, resulting in asymmetrical results in accounting for the MSR and related derivative instrument.
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

	June 30		December 31		June 30
	2006		2005		2005
	NCM	NCHLS	NCM	NCHLS	NCM	NCHLS
(Dollars in Millions)	Mortgages	Mortgages	Mortgages	Mortgages	Mortgages	Mortgages

Fair value	$2,394.5	$146.8	$2,034.2	$107.9	$1,450.6	$39.2
Weighted-average life (in years)	6.2	1.9	5.0	2.1	3.3	2.4

Weighted-average constant prepayment rate (CPR)	13.80%	41.25%	17.50%	39.21%	25.87%	34.83%

Weighted-average discount rate	10.11	14.49	9.74	13.56	9.50	12.75

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
In May 2006, the Corporation changed its method of estimating loan prepayments. In prior periods, a third party model was utilized to estimate loan prepayments; now the Corporation employs an internal proprietary model. Both models utilize empirical data drawn from the historical performance of the Corporation’s managed portfolio. However, the new model has the ability to consider more loan characteristics which management believes will make it a better predictor of actual prepayment rates. The implementation of this new prepayment model resulted in a reduction in the fair value of MSRs and a charge to loan servicing income of $56 million ($36 million after-tax, $.06 per share) during second quarter of 2006. Management believes its prepayment assumptions are consistent with the assumptions used by other market participants valuing similar MSRs.
A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions of 10% and 20% as of June 30, 2006 is presented below. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	June 30
	2006
	NCM	NCHLS
(Dollars in Millions)	Mortgages	Mortgages

Fair value	$2,394.5	$146.8

Prepayment rate:
Decline in fair value from 10% adverse change	96.7	20.7
Decline in fair value from 20% adverse change	185.6	24.9
Discount rate:
Decline in fair value from 10% adverse change	92.8	2.9
Decline in fair value from 20% adverse change	178.8	5.7

Derivative Instruments: The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. As of June 30, 2006, the recorded fair values of derivative assets and liabilities were $567 million and $1.1 billion, respectively. All derivative instruments are carried at fair value on the balance sheet. The Corporation values its derivative instruments using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of its derivatives. The interest rates used in these cash flow models are based on forward yield curves that are observable in the current cash and derivatives markets, consistent with how derivatives are valued by most market participants.
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
On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or more frequently if business events or circumstances warrant. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. The tax (benefit)/provision associated with regular re-assessment of tax reserves were $(9) million and $16 million in the first half of 2006 and 2005, respectively.
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

CONSOLIDATED AVERAGE BALANCE SHEETS

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
(In Millions)	2006	2005	2006	2005

Assets
Earning Assets:
Portfolio loans:
Commercial	$28,709	$27,151	$28,126	$26,356
Commercial construction	3,507	2,999	3,466	2,954
Commercial real estate	12,100	11,782	12,061	11,954
Residential real estate	31,812	31,669	32,364	31,095
Home equity lines of credit	17,089	20,950	19,023	20,238
Credit card and other unsecured lines of credit	2,528	2,304	2,522	2,327
Other consumer	6,012	8,053	6,022	8,181

Total portfolio loans	101,757	104,908	103,584	103,105
Loans held for sale or securitization:
Commercial	68	13	40	15
Commercial real estate	142	279	114	295
Residential real estate	9,086	9,746	8,535	10,458
Home equity lines of credit	3,460	—	1,904	—
Student	4	—	4	—
Credit card	—	71	207	35

Total loans held for sale or securitization	12,760	10,109	10,804	10,803
Securities available for sale, at cost	7,802	7,746	7,761	7,969
Federal funds sold and security resale agreements	536	218	432	239
Other investments	2,272	1,710	2,213	1,660

Total earning assets	125,127	124,691	124,794	123,776
Allowance for loan losses	(1,009)	(1,178)	(1,050)	(1,177)
Fair value (depreciation) appreciation of securities available for sale	(120)	79	(74)	112
Cash and demand balances due from banks	3,246	3,687	3,286	3,696
Properties and equipment	1,300	1,282	1,305	1,279
Equipment leased to others	687	915	697	961
Other real estate owned	158	91	131	91
Mortgage servicing rights	2,438	1,710	2,315	1,608
Goodwill	3,326	3,308	3,318	3,304
Other intangible assets	156	188	158	197
Derivative assets	—	295	62	324
Accrued income and other assets	4,710	4,605	4,768	4,927

Total Assets	$140,019	$139,673	$139,710	$139,098

Liabilities
Deposits:
Noninterest bearing	$17,057	$18,434	$16,912	$18,286
NOW and money market	28,872	28,726	28,621	28,988
Savings	2,042	2,425	2,074	2,478
Consumer time	21,463	18,143	21,104	17,668
Brokered retail CDs	4,899	4,843	5,194	4,591
Other	956	619	1,001	579
Foreign	7,518	7,432	7,991	8,480

Total deposits	82,807	80,622	82,897	81,070

Federal funds borrowed and security repurchase agreements	5,110	6,077	5,651	6,600
Borrowed funds	2,768	2,524	2,475	2,008
Long-term debt	33,087	34,364	32,407	33,031
Derivative liabilities	181	219	185	251
Accrued expenses and other liabilities	3,501	3,115	3,578	3,373

Total Liabilities	127,454	126,921	127,193	126,333

Total Stockholders’ Equity	12,565	12,752	12,517	12,765

Total Liabilities and Stockholders’ Equity	$140,019	$139,673	$139,710	$139,098

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

(Dollar in Millions)	Daily Average Balances
	2006		2005
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$28,777	$27,552	$27,474	$27,444	$27,164
Commercial construction	3,507	3,426	3,279	3,083	2,999
Commercial real estate	12,242	12,108	12,275	12,153	12,061
Residential real estate	40,898	40,898	42,876	44,715	41,415
Home equity lines of credit	20,549	21,310	21,823	22,160	20,950
Credit card and other unsecured lines of credit	2,528	2,931	2,676	2,684	2,375
Other consumer	6,016	6,032	7,202	7,717	8,053

Total loans	114,517	114,257	117,605	119,956	115,017
Securities available for sale, at cost:
Taxable	7,260	7,153	7,060	6,838	7,112
Tax-exempt	542	566	597	612	634

Total securities available for sale	7,802	7,719	7,657	7,450	7,746
Federal funds sold, security resale agreements and other investments	2,808	2,483	2,346	2,253	1,928

Total earning assets/total interest income/rates	125,127	124,459	127,608	129,659	124,691
Allowance for loan losses	(1,009)	(1,092)	(1,097)	(1,123)	(1,178)
Fair value (depreciation)appreciation of securities available for sale	(120)	(28)	(8)	74	79
Nonearning assets	16,021	16,057	16,480	16,357	16,081

Total assets	$140,019	$139,396	$142,983	$144,967	$139,673

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$28,872	$28,367	$28,160	$28,233	$28,726
Savings accounts	2,042	2,106	2,189	2,303	2,425
Consumer time deposits	21,463	20,740	20,059	19,220	18,143
Other deposits	5,855	6,539	6,958	7,019	5,462
Foreign deposits	7,518	8,469	8,900	9,278	7,432
Federal funds borrowed	1,746	2,823	4,675	4,506	2,978
Security repurchase agreements	3,364	3,375	3,476	3,470	3,099
Borrowed funds	2,768	2,180	2,865	2,123	2,524
Long-term debt	33,087	31,719	31,787	33,171	34,364

Total interest bearing liabilities/ total interest expense/rates	106,715	106,318	109,069	109,323	105,153
Noninterest bearing deposits	17,057	16,766	17,752	18,706	18,434
Accrued expenses and other liabilities	3,682	3,844	3,613	3,958	3,334

Total liabilities	127,454	126,928	130,434	131,987	126,921
Total stockholders’ equity	12,565	12,468	12,549	12,980	12,752

Total liabilities and stockholders’ equity	$140,019	$139,396	$142,983	$144,967	$139,673

Tax-equivalent net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

(Dollars in Millions)	Quarterly Interest
	2006		2005
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$529	$480	$454	$420	$385
Commercial construction	67	62	58	50	45
Commercial real estate	218	209	210	197	188
Residential real estate	738	712	729	725	660
Home equity lines of credit	373	370	345	323	280
Credit card and other unsecured lines of credit	69	83	72	70	57
Other consumer	100	99	115	123	126

Total loans	2,094	2,015	1,983	1,908	1,741
Securities available for sale, at cost:
Taxable	97	92	88	84	88
Tax-exempt	10	10	10	11	12

Total securities available for sale	107	102	98	95	100
Federal funds sold, security resale agreements and other investments	42	36	32	31	24

Total earning assets/total interest income/rates	$2,243	$2,153	$2,113	$2,034	$1,865
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$194	$172	$151	$132	$112
Savings accounts	3	3	2	3	3
Consumer time deposits	224	202	190	169	150
Other deposits	74	74	70	62	41
Foreign deposits	86	86	80	75	51
Federal funds borrowed	22	31	47	40	22
Security repurchase agreements	32	28	26	22	15
Borrowed funds	32	23	28	19	15
Long-term debt	409	350	327	305	285

Total interest bearing liabilities/ total interest expense/rates	$1,076	$969	$921	$827	$694
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income	$1,167	$1,184	$1,192	$1,207	$1,171

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Average Annualized Rate
	2006		2005
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	7.38%	7.06%	6.57%	6.07%	5.69%
Commercial construction	7.62	7.36	6.99	6.47	5.99
Commercial real estate	7.13	7.02	6.80	6.42	6.25
Residential real estate	7.22	6.97	6.80	6.49	6.36
Home equity lines of credit	7.26	6.94	6.33	5.83	5.34
Credit card and other unsecured lines of credit	10.95	11.44	10.48	10.43	9.74
Other consumer	6.68	6.66	6.34	6.34	6.28

Total loans	7.32	7.10	6.72	6.34	6.06
Securities available for sale, at cost:
Taxable	5.37	5.12	4.96	4.92	4.96
Tax-exempt	7.07	7.20	7.19	7.18	7.40

Total securities available for sale	5.49	5.27	5.14	5.10	5.16
Federal funds sold, security resale agreements and other investments	6.05	5.92	5.40	5.39	5.02

Total earning assets/total interest income/rates	7.18%	6.96%	6.60%	6.25%	5.99%
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	2.70%	2.46%	2.13%	1.85%	1.57%
Savings accounts	.57	.49	.49	.47	.41
Consumer time deposits	4.19	3.95	3.75	3.49	3.33
Other deposits	5.02	4.62	4.01	3.48	2.99
Foreign deposits	4.61	4.12	3.58	3.19	2.77
Federal funds borrowed	5.02	4.49	4.03	3.53	2.98
Security repurchase agreements	3.83	3.36	2.90	2.48	2.00
Borrowed funds	4.62	4.19	3.86	3.56	2.30
Long-term debt	4.95	4.46	4.08	3.67	3.32

Total interest bearing liabilities/ total interest expense/rates	4.04%	3.69%	3.35%	3.00%	2.65%
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income

Interest spread	3.14%	3.27%	3.25%	3.25%	3.34%
Contribution of noninterest bearing sources of funds	.59	.54	.49	.47	.42

Net interest margin	3.73%	3.81%	3.74%	3.72%	3.76%

(a)	Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 63-65 of this report are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
National City Corporation’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2006, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in the Corporation’s 2005 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 59-60 of this report are incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 25, 2006 at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:
1. Elected as directors all nominees designated in the proxy statement dated March 8, 2006 as follows:

	Number of Votes
	For	Withheld
J.E. Barfield	521,527,197	10,000,378
J.S. Broadhurst	523,693,743	7,833,832
C.M. Connor	523,522,723	8,004,852
D.A. Daberko	518,387,665	13,139,910
B.P. Healy, M.D.	522,275,051	9,252,524
S.C. Lindner	523,623,689	7,903,886
P.A. Ormond	523,397,830	8,129,745
G.L. Shaheen	523,522,824	8,004,751
J.S. Thornton, Ph.D.	522,518,773	9,008,802
M. Weiss	519,244,670	12,282,905
2. Ratified the Audit Committee’s selection of Ernst & Young LLP as independent registered public accounting firm for National City Corporation for 2006: 518,418,899 votes cast for, 8,838,457 votes cast against, and 4,270,218 votes abstained.

ITEM 6. EXHIBITS
Exhibits
Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the June 30, 2006 Form 10-Q have been filed separately with the SEC and are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.
Exhibit Index

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference).

3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.

4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference) related to stockholder rights.

4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.4	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.

10.1	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.2	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

10.3	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.4	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.5	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.6	Form of contracts with David A. Daberko, William E. MacDonald III, Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, John D. Gellhausen, James R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert, Daniel J. Frate, Ted M. Parker, and Paul D. Geraghty (filed as Exhibit 10.29 to Registrant’s Form S-4 Registration Statement No. 333-45609 dated February 4, 1998, and incorporated herein by reference).

10.7	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.8	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.9	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as

Exhibit
Number	Exhibit Description
Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.10	National City Corporation Retention Plan for Executive Officers, Amended and Restated effective January 1, 2005. (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.11	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.12	National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.13	National City Corporation Supplemental Cash Balance Pension Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.14	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.15	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

10.16	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.17	The National City Corporation Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.18	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.19	Visa(R) U.S.A. Inc. limited guaranty between National City Corporation and Visa(R) U.S.A. Inc. dated August 6, 2002 (filed as Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2002, and incorporated herein by reference).

10.20	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.21	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.22	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.23	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.24	Credit Agreement dated as of April 12, 2001, by and between National City and the banks named therein (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference) and the Assumption Agreement dated June 11, 2002 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.25	MasterCard International Incorporated limited guaranty between National City Corporation and MasterCard International Incorporated dated April 30, 2003 (filed as Exhibit 10.39 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.26	The National City Corporation Long-Term Cash and Equity Incentive Plan (filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended September 30, 2005, and incorporated herein by reference).

10.27	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.28	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.29	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.30	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.31	Provident Financial Group, Inc. Deferred Compensation Plan (filed as Exhibit 10.22 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.32	Provident Financial Group, Inc. Outside Directors Deferred Compensation Plan (filed as Exhibit 10.24 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.33	Provident Financial Group, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.25 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.34	The National City Corporation 2004 Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.35	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.36	Amendment No. 6 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.37	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.38	Form of Restricted Stock Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.39	Form of Restricted Stock Agreement used in connection with National City Corporation Management Incentive Plan for Senior Officers (filed as Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.40	Form of Incentive Stock Option Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.41	Form of Non-qualified Stock Option Agreement (filed as Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.42	Form of contracts with Robert B. Crowl and Jon N. Couture (filed as Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.43	Release and Non-competition Agreement between National City Corporation and Jose Armando Ramirez (filed as Exhibit 10.69 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.44	Appendices AS, AT, AU, AV, and AW to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.45	Form of Restricted Stock Unit Award Agreement

10.46	National City Corporation Management Severance Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.47	Form of Amendment to Agreement Not to Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.48	Form of Non-Elective Deferred Compensation Award Statement (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 1, 2006, and incorporated herein by reference).

10.49	Form of Non-Elective Deferred Compensation Award Statement (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on May 1, 2006, and incorporated herein by reference).

10.50	Deferred Compensation Plan for Daniel J. Frate (filed as Exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

11.0	Statement re computation of per share earnings incorporated by reference to Note 18 of the Notes to the Consolidated Financial Statements of this report.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated August 8, 2006 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated August 8, 2006 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated August 8, 2006 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated August 8, 2006 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

CORPORATE INFORMATION

Corporate Headquarters	Common Stock Listing
National City Center 1900 East Ninth Street Cleveland, Ohio 44114-3484 216-222-2000 NationalCity.com	National City Corporation common stock is traded on the New York Stock Exchange under the symbol NCC. The stock is abbreviated in financial publications as NtlCity.

Transfer Agent and Registrar	Dividend Reinvestment and Stock Purchase Plan
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

Investor Information	Direct Deposit of Dividends
Jennifer Hammarlund Investor Relations Department 2229 P.O. Box 5756 Cleveland, Ohio 44101-0756 800-622-4204 E-mail: investor.relations@nationalcity.com	The direct deposit program provides for free automatic deposit of quarterly dividends directly to a checking or savings account. For information regarding this program, call 800-622-6757.

Web Site Access to United States Securities and Exchange Commission Filings	BetterInvesting
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
National City is a proud sponsor of BetterInvesting and participates in its Low-Cost Investment Plan. To receive more information on BetterInvesting, call 248-583-6242.
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

	Dominion Bond	Fitch	Moody’s	Standard
Debt Ratings	Rating Service	Ratings	Investors Service	& Poor’s

National City Corporation		A/B
Commercial Paper	R-1 (mid)	F1+	P-1	A-1
Senior Debt	A (high)	AA-	A1	A
Subordinated debt		A+	A2	A-
National City Bank		A/B
Short-term certificates of deposit	R-1 (mid)	F1+	P-1	A-1
Long-term certificates of deposit	AA (low)	AA	Aa3	A+
Senior bank notes	AA (low)	AA-	Aa3	A+
Subordinated bank notes		A+	A1	A

FORM 10-Q — June 30, 2006
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION

(Registrant)

Date: August 8, 2006
/s/ DAVID A. DABERKO
David A. Daberko Chairman and Chief Executive Officer

/s/ JEFFREY D. KELLY Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484