Form 10-Q
period 2006-09-30
NATIONAL CITY CORP
filed 2006-11-14
CIK 69970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common stock — $4.00 Par Value
Outstanding as of October 31, 2006 — 602,162,495

Quarter Ended September 30, 2006
Financial Report
and Form 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006
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

Page
Part I — Financial Information
Financial Highlights	3
Item 1. Financial Statements:
Consolidated Statements of Income	4
Consolidated Balance Sheets	5
Consolidated Statements of Cash Flows	6
Consolidated Statements of Changes in Stockholders’ Equity	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Financial Review	51
Consolidated Average Balance Sheets	73
Daily Average Balances/Net Interest Income/Rates	74
Item 3. Quantitative and Qualitative Disclosures About Market Risk	77
Item 4. Controls and Procedures	77

Part II — Other Information
Item 1. Legal Proceedings	77
Item 1A. Risk Factors	77
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3. Defaults Upon Senior Securities (None)
Item 4. Submission of Matters to a Vote of Security Holders (None)
Item 5. Other Information (None)
Item 6. Exhibits	77
Signatures	83
EX-10.51
EX-10.52
EX-10.53
EX-10.61
EX-10.62
EX-10.63
EX-10.64
EX-10.65
EX-10.66
EX-10.67
EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars In Thousands, Except Per Share Amounts)	2006	2005	2006	2005

Tax-equivalent net interest income	$1,149,357	$1,207,110	$3,500,700	$3,534,526
Provision for credit losses	72,932	55,452	159,892	151,726
Noninterest income	877,475	746,423	2,317,203	2,527,059
Noninterest expense	1,184,198	1,156,313	3,506,648	3,483,839
Income tax expense and tax-equivalent adjustment	243,256	263,937	693,184	838,920

Net income	$526,446	$477,831	$1,458,179	$1,587,100

Net income per common share
Basic	$.87	$.75	$2.39	$2.48
Diluted	.86	.74	2.36	2.45
Dividends paid per common share	.39	.37	1.13	1.07
Return on average common equity	16.45%	14.59%	15.49%	16.52%
Return on average assets	1.51	1.31	1.40	1.50
Net interest margin	3.73	3.72	3.76	3.75
Efficiency ratio	58.43	59.16	60.41	57.65
Average equity to average assets	9.16	8.95	9.03	9.10
Annualized net charge-offs to average portfolio loans	.48	.30	.41	.31
Average shares
Basic	603,848,871	635,857,605	608,442,541	638,555,538
Diluted	612,063,772	644,687,904	616,635,735	647,074,563

At Period End
Assets			$138,122,696	$146,749,979
Portfolio loans			92,963,492	108,909,963
Loans held for sale or securitization			19,505,252	11,941,546
Securities, at fair value			7,906,165	7,568,403
Deposits			82,782,188	83,418,233
Stockholders’ equity			12,901,823	12,920,287

Book value per common share			$21.44	$20.54
Market value per common share			36.60	33.44
Equity to assets			9.34%	8.80%
Allowance for loan losses as a percentage of period-end portfolio loans			1.00	1.02
Nonperforming assets to period-end portfolio loans and other nonperforming assets			.74	.54

Common shares outstanding			601,875,473	628,892,825
Full-time equivalent employees			33,621	35,133

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in Thousands, Except Per Share Amounts)	2006	2005	2006	2005

Interest Income
Loans	$2,143,202	$1,904,666	$6,243,955	$5,261,420
Securities:
Taxable	98,585	81,689	285,658	257,506
Exempt from Federal income taxes	6,217	7,377	19,569	23,304
Dividends	256	2,420	1,952	6,433
Federal funds sold and security resale agreements	8,840	3,977	19,847	8,101
Other investments	33,132	26,407	100,461	70,665

Total interest income	2,290,232	2,026,536	6,671,442	5,627,429
Interest Expense
Deposits	638,290	439,887	1,756,650	1,110,416
Federal funds borrowed and security repurchase agreements	82,632	61,801	195,806	137,006
Borrowed funds	23,387	19,037	77,796	40,027
Long-term debt and capital securities	403,899	306,175	1,162,612	827,691

Total interest expense	1,148,208	826,900	3,192,864	2,115,140

Net Interest Income	1,142,024	1,199,636	3,478,578	3,512,289
Provision for Credit Losses	72,932	55,452	159,892	151,726

Net interest income after provision for credit losses	1,069,092	1,144,184	3,318,686	3,360,563
Noninterest Income
Loan sale revenue	215,479	157,881	644,576	615,217
Loan servicing revenue	103,556	65,429	38,906	366,844
Deposit service charges	214,354	197,987	606,489	539,171
Trust and investment management fees	74,442	72,986	227,528	224,452
Leasing revenue	53,514	65,758	174,790	208,781
Other service fees	35,620	34,332	104,481	93,097
Insurance revenue	33,767	24,617	98,491	70,792
Brokerage revenue	35,217	35,252	99,048	118,260
Card-related fees	28,413	31,414	84,627	82,531
Other	82,830	61,874	225,278	189,910

Total fees and other income	877,192	747,530	2,304,214	2,509,055
Securities gains (losses), net	283	(1,107)	12,989	18,004

Total noninterest income	877,475	746,423	2,317,203	2,527,059
Noninterest Expense
Salaries, benefits, and other personnel	649,031	654,313	1,925,638	1,901,165
Equipment	74,158	70,971	231,833	222,841
Net occupancy	73,053	71,136	219,668	243,853
Third-party services	87,111	80,654	257,227	235,698
Leasing expense	37,861	24,649	123,220	133,959
Marketing and public relations	36,092	31,558	102,263	99,035
Other	226,892	223,032	646,799	647,288

Total noninterest expense	1,184,198	1,156,313	3,506,648	3,483,839

Income before income tax expense	762,369	734,294	2,129,241	2,403,783
Income tax expense	235,923	256,463	671,062	816,683

Net Income	$526,446	$477,831	$1,458,179	$1,587,100

Net Income Per Common Share
Basic	$.87	$.75	$2.39	$2.48
Diluted	.86	.74	2.36	2.45
Average Common Shares Outstanding
Basic	603,848,871	635,857,605	608,442,541	638,555,538
Diluted	612,063,772	644,687,904	616,635,735	647,074,563
Dividends declared per common share	$.39	$.37	$1.13	$1.07

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30	December 31	September 30
(Dollars in Thousands, Except Per Share Amounts)	2006	2005	2005

Assets
Cash and demand balances due from banks	$3,035,430	$3,707,665	$3,707,932
Federal funds sold and security resale agreements	371,610	301,260	409,338
Securities available for sale, at fair value	7,906,165	7,874,628	7,568,403
Other investments	1,813,649	2,108,622	1,913,213
Loans held for sale or securitization:
Commercial	36,263	10,784	13,964
Commercial real estate	336,995	35,306	89,349
Residential real estate	15,596,231	9,192,282	11,831,802
Home equity lines of credit	3,522,022	—	—
Credit card	—	425,000	—
Student loans	13,741	3,758	6,431

Total loans held for sale or securitization	19,505,252	9,667,130	11,941,546
Portfolio loans:
Commercial	29,862,733	27,571,913	27,548,742
Commercial construction	3,851,922	3,366,774	3,149,020
Commercial real estate	12,022,002	12,407,576	12,132,712
Residential real estate	23,824,603	32,822,947	33,074,697
Home equity lines of credit	15,293,584	21,438,690	22,649,068
Credit card and other unsecured lines of credit	2,704,794	2,611,679	2,371,087
Other consumer	5,403,854	5,819,144	7,984,637

Total portfolio loans	92,963,492	106,038,723	108,909,963
Allowance for loan losses	(932,058)	(1,094,047)	(1,108,194)

Net portfolio loans	92,031,434	104,944,676	107,801,769
Properties and equipment	1,325,761	1,328,903	1,277,607
Equipment leased to others	594,303	696,327	758,325
Other real estate owned	196,937	97,008	92,411
Mortgage servicing rights	2,264,104	2,115,715	1,835,921
Goodwill	3,339,631	3,313,109	3,322,205
Other intangible assets	157,403	168,353	183,056
Derivative assets	693,444	772,918	785,764
Accrued income and other assets	4,887,573	5,300,800	5,152,489

Total Assets	$138,122,696	$142,397,114	$146,749,979

Liabilities
Deposits:
Noninterest bearing	$16,188,883	$17,429,227	$18,059,199
NOW and money market	28,734,045	28,304,007	27,906,992
Savings	1,821,496	2,147,022	2,222,831
Consumer time	22,043,743	20,527,784	19,548,914
Other	5,199,389	6,734,915	7,322,820
Foreign	8,794,632	8,843,036	8,357,477

Total deposits	82,782,188	83,985,991	83,418,233
Federal funds borrowed and security repurchase agreements	7,346,405	6,499,254	7,788,910
Borrowed funds	3,956,550	3,517,537	5,452,671
Long-term debt	26,348,126	30,496,093	32,324,261
Junior subordinated debentures owed to unconsolidated subsidiary trusts	341,617	473,523	593,357
Derivative liabilities	668,477	738,343	695,752
Accrued expenses and other liabilities	3,777,510	4,073,502	3,556,508

Total Liabilities	$125,220,873	$129,784,243	$133,829,692

Stockholders’ Equity
Preferred stock	$—	$—	$—
Common stock	2,407,502	2,460,191	2,515,572
Capital surplus	3,766,184	3,681,603	3,734,318
Retained earnings	6,739,515	6,459,212	6,630,213
Accumulated other comprehensive (loss) income	(11,378)	11,865	40,184

Total Stockholders’ Equity	12,901,823	12,612,871	12,920,287

Total Liabilities and Stockholders’ Equity	$138,122,696	$142,397,114	$146,749,979

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
(In Thousands)	2006	2005

Operating Activities
Net income	$1,458,179	$1,587,100
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	159,892	151,726
Depreciation and amortization of properties and equipment and equipment leased to others	298,629	325,005
Amortization (accretion) on securities, loans, deposits, and debt obligations	141,431	(177,433)
MSR fair value changes, amortization, and impairment charges and recoveries	274,737	289,961
Amortization of intangible assets and other servicing assets	70,557	73,991
Derivative losses (gains), net	261,454	(376,492)
Securities gains, net	(12,989)	(18,004)
Gains on loans sold or securitized, net	(566,116)	(297,569)
Other losses, net	3,028	44,808
Originations and purchases of loans held for sale or securitization	(50,202,851)	(58,563,404)
Principal payments on and proceeds from sales of loans held for sale	50,592,924	57,319,488
Net change in trading assets and liabilities	287,628	(477,304)
Excess tax benefit for share based payments	(17,428)	—
Increase in accrued interest receivable	(18,811)	(10,089)
Increase in accrued interest payable	34,323	28,794
Other operating activities, net	(99,536)	1,055,532

Net cash provided by operating activities	2,665,051	956,110

Lending and Investing Activities
Net increase in federal funds sold, security resale agreements, and other investments	(188,063)	(223,838)
Purchases of available-for-sale securities	(1,578,550)	(1,587,469)
Proceeds from sales of available-for-sale securities	610,802	1,281,967
Proceeds from maturities, calls, and prepayments of available-for-sale securities	1,079,089	1,388,248
Net decrease (increase) in loans	1,013,533	(9,252,936)
Proceeds from sales of loans	1,228,453	1,113,430
Proceeds from securitizations of loans	555,074	629,520
Net increase in properties and equipment and equipment leased to others	(187,341)	(68,097)
Net cash paid for acquisitions	(82,216)	(319,056)
Proceeds from divestitures, net of cash sold	—	23,176

Net cash provided by (used in) lending and investing activities	2,450,781	(7,015,055)

Deposit and Financing Activities
Net decrease in deposits	(1,634,588)	(2,255,855)
Net increase in federal funds borrowed and security repurchase agreements	825,173	1,896,482
Net increase in borrowed funds	430,904	3,402,393
Repayments of long-term debt	(11,228,118)	(7,526,467)
Proceeds from issuances of long-term debt, net	6,959,660	11,819,643
Dividends paid	(696,599)	(691,013)
Issuances of common stock	229,259	301,388
Repurchases of common stock	(691,186)	(1,011,734)
Excess tax benefit for share based payments	17,428	—

Net cash (used in) provided by deposit and financing activities	(5,788,067)	5,934,837

Net decrease in cash and demand balances due from banks	(672,235)	(124,108)
Cash and demand balances due from banks, January 1	3,707,665	3,832,040

Cash and Demand Balances Due from Banks, September 30	$3,035,430	$3,707,932

Supplemental Information
Cash paid for:
Interest	$3,158,541	$2,086,346
Income taxes	428,156	760,959
Noncash items:
Transfers of loans to other real estate	325,661	143,488
Transfers of loans to held for sale	10,452,063	275,030
Common shares, preferred shares, and stock options issued for acquisitions	(4,344)	(8,579)

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Thousands, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2005	$—	$2,586,999	$3,647,711	$6,468,231	$100,588	$12,803,529
Comprehensive income:
Net income				1,587,100		1,587,100
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(85,447)	(85,447)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					25,043	25,043

Total comprehensive income						1,526,696
Common dividends declared, $1.07 per share				(689,812)		(689,812)
Preferred dividends declared, $17.08 per share				(1,201)		(1,201)
Issuance of 4,447,913 common shares under stock option plans		17,995	109,813			127,808
Issuance of 6,444,223 common shares pursuant to exercise of PRIDES forward contracts		25,777	139,224			165,001
Repurchase of 28,799,700 common shares		(115,199)	(162,430)	(734,105)		(1,011,734)

Balance, September 30, 2005	$—	$2,515,572	$3,734,318	$6,630,213	$40,184	$12,920,287

Balance, January 1, 2006	$—	$2,460,191	$3,681,603	$6,459,212	$11,865	$12,612,871
Comprehensive income:
Net income				1,458,179		1,458,179
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(5,585)	(5,585)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					(17,658)	(17,658)

Total comprehensive income						1,434,936
Cumulative effect of change in accounting for mortgage servicing assets				16,886		16,886
Common dividends declared, $1.13 per share				(695,332)		(695,332)
Preferred dividends declared, $18.03 per share				(1,267)		(1,267)
Issuance of 6,322,714 common shares under stock option plans		25,461	199,454			224,915
Repurchase of 19,537,475 common shares		(78,150)	(114,873)	(498,163)		(691,186)

Balance, September 30, 2006	$—	$2,407,502	$3,766,184	$6,739,515	$(11,378)	$12,901,823

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
When a decision is made to sell or securitize a loan that was not originated or initially acquired with the intent to sell or securitize, the loan is reclassified from portfolio into held for sale or securitization. Such reclassifications may occur, and have occurred in the past, due to a change in strategy in managing the liquidity of the balance sheet, a strategic decision to exit a business, the maturity of an existing securitization structure, or favorable terms offered in securitization markets. See Note 5 for further information on recent securitization activities. Substantially all recently originated residential mortgage loans and home equity loans and lines of credit are classified as held for sale upon origination based on management’s intent and ability sell these loans.
When the Corporation sells a loan or group of loans, which qualifies as a sale pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the loan is removed from the balance sheet and a gain or loss is recognized in the loan sale revenue.
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
Automobile lease residual values and certain types of commercial equipment lease residuals are guaranteed by third parties. Although these guarantees of residual value are not considered in determining the initial accounting for these leases, the guarantees can affect the future accounting for the value of the residuals. Residual values on commercial equipment not protected by a guarantee are reviewed quarterly for other-than-temporary impairment. Impairment is assessed by comparing the carrying value of the leased asset’s residual value to both current and end of lease term market values. Where this analysis indicates that an other-than-temporary impairment has occurred, the carrying value of the lease residual is reduced to the estimated fair value, with the write-down generally recognized in other noninterest expense in the income statement.
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
The Corporation sells residential and commercial real estate loans to Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA) in the normal course of business. These loan sale programs allow the Corporation to repurchase individual delinquent loans that meet certain criteria. Without the sponsoring entity’s prior authorization, the Corporation has the option to repurchase the delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, effective control over the loan has been regained. At this point, the Corporation is required to recognize the loan and a related liability on its balance sheet, regardless of the Corporation’s intent to repurchase the loan. At September 30, 2006, residential real estate portfolio loans of $269 million, commercial real estate loans held for sale of $15 million, and other borrowed funds of $284 million were recognized pursuant to these repurchase programs. As of December 31, 2005, and September 30, 2005, residential real estate portfolio loans included $311 million and $236 million, respectively, of loans available for repurchase with the related liability recorded within other borrowed funds.
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is recorded based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. When loans are identified for sale or securitization, the attributed loan loss allowance is reclassified to held for sale as a reduction to the carrying value of the loans. If a loss, which is attributable to a deterioration of the creditworthiness of the borrowers is anticipated upon sale, the allowance for loan losses is charged-off.
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
Securities purchased with the intention of realizing short-term profits are considered trading securities, carried at fair value, and are included in other investments on the balance sheet. Realized and unrealized gains and losses are included in securities gains or losses on the statement of income. Interest on trading account securities is recorded in interest income. Loans are classified as trading where positions are bought and sold primarily to make profits on short-term appreciation or for other trading purposes. Trading loans are also included in other investments on the balance sheet and are carried at fair value, with gains and losses included in other noninterest income. See note 9 for further information on trading securities.
Debt securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at September 30, 2006, December 31, 2005, or September 30, 2005.
Debt and marketable equity securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and unrealized losses not deemed other-than-temporary reported in accumulated other comprehensive income, net of tax. Realized gains and losses on the sale of and other-than-temporary impairment charges on available for sale securities are recorded in securities gains or losses in the statement of income.
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
Certain equity security investments that do not have readily determinable fair values and for which the Corporation does not exercise significant influence are carried at cost and classified either within other investments or other assets on the balance sheet depending on the frequency of dividend declarations. Cost method investments classified within other investments, which consist solely of shares of Federal Home Loan Bank and Federal Reserve Bank stock, totaled $479 million, $541 million and $542 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. Cost method investments classified within other assets were $288 thousand at September 30, 2006 and $292 thousand at December 31, 2005 and September 30, 2005. Cost-method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Goodwill impairment testing is performed annually, or more frequently if events or circumstances indicate possible impairment. Goodwill is allocated to reporting units one level below business segments. Fair values of reporting units are determined using either market-based valuation multiples for comparable businesses if available, or discounted cash flow analyses based on internal financial forecasts. Note 11 contains additional information regarding goodwill and the carrying values by major lines of business.
Intangible assets with finite lives include core deposits, credit card, and other intangibles. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are primarily amortized over a period not to exceed 10 years using an accelerated amortization method. Credit card intangibles are amortized over their estimated useful lives on a straight-line basis, which range from one to 10 years. Other intangibles, primarily customer contracts and noncompete agreements, are amortized over the period benefited ranging from three to nine years. Amortization expense for core deposits and other intangibles is recognized in noninterest expense. Note 11 includes a summary of goodwill and other intangible assets.
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
Asset Securitizations: National City uses the securitization of financial assets as a source of funding. Financial assets, including pools of credit card and automobile loans, are transferred into trusts or to SPEs in transactions which are effective under applicable banking rules and regulations to legally isolate the assets from National City Bank (the Bank), a subsidiary of the Corporation. Where the transferor is a depository institution such as a bank subsidiary of the Corporation, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. In addition, National City has from time to time purchased the guaranteed portion of Small Business Administration (SBA) loans from third party lenders and then securitized these loans into SBA guaranteed pooled securities through the use of a fiscal and transfer agent approved by the SBA. The certificates are then sold directly to institutional investors, achieving legal isolation.
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
An SBA approved fiscal and transfer agent associated with the SBA securitizations issues certificates once all the necessary documents to support the transaction have been provided. The Corporation has retained beneficial interests in the securitized assets in the form of interest-only strips. The SBA guarantees the credit risk with respect to the loans sold.
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
Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available for sale or trading securities portfolio. Retained interests from the credit card and automobile loan securitizations are classified as available for sale securities. Retained interests from the SBA securitizations are classified as trading securities and are included in other investments on the consolidated balance sheet. Subsequent adjustments to the fair value of retained interests classified as available for sale are recorded through accumulated other comprehensive income within stockholders’ equity or in other noninterest expense in the income statement if the fair value has declined below the carrying amount and such decline has been determined to be other-than-temporary. Fair value adjustments and other-than-temporary adjustments to retained interests classified as trading securities are recorded in other noninterest income on the income statement.
The Corporation uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the loans, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. On a quarterly basis, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. If past performance or future expectations dictate, assumptions are revised and the present value of future cash flows is recalculated. Refer to Note 5 for further analysis of the assumptions used in the determination of fair value.
When the Corporation retains the right to service the securitized loans, and the fees to be received exceed the current market rates, a servicing asset is recorded and included in other assets on the balance sheet. A servicing asset is not recognized if the Corporation receives adequate compensation relative to current market servicing prices that would be charged by a substitute servicer, should one be required. Prior to January 1, 2006, servicing assets were initially measured at their allocated carrying amount based upon relative fair values at the date of securitization. Effective January 1, 2006, all servicing assets are initially measured at fair value.
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
Servicing Assets: The Corporation periodically sells or securitizes loans while retaining the obligation to perform the servicing of such loans. In addition, the Corporation may purchase or assume the right to service loans originated by others. Whenever the Corporation undertakes an obligation to service a loan, it assesses whether a servicing asset or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to exceed current market servicing prices. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Corporation for its expected cost.
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
Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in accumulated other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings.
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
Income Taxes: The Corporation and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is based upon income in the financial statements, rather than amounts reported on the income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
Positions taken in the Corporation’s tax returns may be subject to challenge by the taxing authorities upon examination. The Corporation provides for interest, and in some cases, penalties, on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties would be recognized in the period that the Corporation claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax provision in the income statement.

Stock Repurchases: Acquisitions of the Corporation’s common stock are recorded using the par value method, which requires the cash paid to be allocated to common stock, capital surplus, and retained earnings.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement will require the Corporation to recognize the funded status of its pension and postretirement plans as either an asset or liability in its consolidated balance sheet. Unrecognized actuarial gains/losses, prior service costs, and transition obligations will be recognized as a component of accumulated other comprehensive income, net of tax. Additional disclosures will also be required about the amounts recognized in accumulated other comprehensive income, including the amounts expected to be reported within net pension costs within the next fiscal year. This statement will also require the Corporation to change the date used to measure its defined benefit pension and other postretirement obligations from October 31 to December 31. The recognition and disclosure provisions will be effective for the 2006 year-end financial statements. The measurement date change will be effective for the Corporation’s financial statements as of December 31, 2008. The incremental pension cost recognized as a result of this change in measurement date will be recognized as an adjustment to retained earnings. These changes are not expected to have a material impact on financial position, results of operations, or liquidity.
Fair Value Measurements: In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation will be required to apply the new guidance beginning January 1, 2008, and does not expect it to have a material impact on financial condition, results of operations, or liquidity.
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
Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Corporation will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Corporation has yet to determine what impact, if any, the adoption of FIN 48 will have on its financial condition, results of operations, or liquidity.
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
Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument shall be recognized as a cumulative effect adjustment to retained earnings. The adoption of this statement is not expected to have a material impact on the Corporation’s financial condition, results of operations, or liquidity.
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
3. ACQUISITIONS AND DIVESTITURES
Acquisitions: On January 15, 2005, the Corporation completed its acquisition of Charter One Vendor Finance for a cash payment of $312 million. Charter One Vendor Finance was renamed National City Vendor Finance (NCVF). NCVF serves major vendors, such as manufacturers, value-added resellers, and select specialized lessors, in middle- and large-ticket equipment and software markets, and finances equipment and real estate for franchises of selected, leading franchisors. The fair values of acquired assets, liabilities and identified intangibles have been finalized for the NCVF acquisition. As of September 30, 2006, the balance of goodwill resulting from this acquisition was $9 million.

On May 1, 2006, the Corporation completed its acquisition of privately-held bank holding company Forbes First Financial Corporation (Pioneer) in a cash transaction. Pioneer operates eight branches in the St. Louis, Missouri metropolitan area. As of the acquisition date, the fair value of Pioneer’s loans and deposits were $372 million and $430 million, respectively. Goodwill and intangibles resulting from this acquisition total $62 million.
On July 11, 2006, the Corporation signed a definitive agreement to acquire Harbor Florida Bancshares, Inc. (Harbor), a bank holding company operating 42 branches along the central east coast of Florida through its subsidiary Harbor Federal Saving Bank. As of September 30, 2006, Harbor had total loans and deposits of $2.6 billion and $2.3 billion, respectively. Under the terms of the agreement, Harbor shareholders will receive 1.2206 shares of National City common stock for each share of Harbor common stock. The total indicated value of the transaction is $1.1 billion. Subject to shareholder approval, completion of the transaction is expected to occur in the fourth quarter.
On July 27, 2006, the Corporation signed a definitive agreement to acquire Fidelity Bankshares, Inc. (Fidelity), a banking company operating 52 branches along Florida’s east coast through its subsidiary Fidelity Federal Bank & Trust. As of September 30, 2006, Fidelity’s loans and deposits were both $3.4 billion. Under the terms of the agreement, for each share of stock outstanding, Fidelity shareholders may elect to receive either $39.50 in cash or 1.0977 shares of National City common stock totaling approximately $500 million in cash and 13.9 million National City shares. Shareholder elections are subject to an allocation process that will occur at the time shareholders vote on the proposed transaction. The total indicated value of the transaction is approximately $1 billion. Subject to shareholder approval, completion of the transaction is expected to occur in the first quarter of 2007.
Assets and liabilities of acquired entities are recorded on the balance sheet at estimated fair values as of respective acquisition dates, and the results of acquired entity operations are included in the consolidated statement of income from those dates. The fair values of acquired assets and liabilities, including identifiable intangible assets, are finalized as quickly as possible following an acquisition. Balances are subject to refinement, however, as additional information becomes available and exit plans are finalized. Purchase accounting adjustments determinable within 12 months of acquisition date result in adjustments to goodwill.
Divestitures: On September 5, 2006, the Corporation announced that it had reached a definitive agreement to sell its First Franklin nonconforming mortgage origination unit and related servicing platform. This transaction will result in a one-time pre-tax gain of approximately $1 billion. Subject to regulatory approval, this transaction is expected to close prior to year end.
4. RESTRUCTURING CHARGES
In 2005, the Corporation implemented its Best In Class program. Best In Class is a series of projects designed to drive long-term performance improvement and cultural change. Restructuring costs related to the program include employee severance, lease exits, contract terminations, asset impairment, and other items. Best in Class restructuring (recoveries) costs recognized in the three months ended September 30, 2006 and 2005 were ($1) million and $6 million, respectively. Best In Class restructuring costs recognized in the nine months ended September 30, 2006 and 2005 were $7 million and $9 million, respectively. Costs recognized in 2006 relate principally to severance and outplacement costs. Net recoveries were recognized in the three months ended September 30, 2006 due to forfeitures of previously accrued severance costs.
Charges recognized since the inception of the program total $73 million, and substantially all of these charges have been recorded within the Parent and Other category. Additional restructuring costs related to Best In Class initiatives may be incurred through 2008. At this time, the amounts and exact timing of additional charges cannot be reasonably estimated. As of September 30, 2006, payments related to the Best In Class restructuring liability are scheduled to occur through August 2008 for severance benefits and through January 2010 for lease obligations on vacated facilities.
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
During the three months ended September 30, 2006 and 2005, the Corporation recorded expense of $14 million and $5 million, respectively, for severance and other employee-related costs unrelated to Best In Class. These expenses totaled $19 million for both the nine month periods ended September 30, 2006 and 2005. Employee-related expenses for the three and nine months ended September 30, 2005 included acquisition-related retention benefits of approximately $100 thousand and $5 million, respectively. The three and nine month periods ended September 30, 2006 included $3 million of divestiture-related retention benefits expense. Payments will continue to be made for acquisition-related restructuring plan costs through 2013, primarily related to lease obligations on vacated facilities.

Severance and other employee-related restructuring costs not associated with acquisitions are recorded in salaries, benefits and other personnel costs in the income statement. Other restructuring costs, which consist primarily of consulting and lease exit costs unrelated to acquisitions, are recorded in third party services and other noninterest expense, respectively, in the income statement.
Activity in the severance and restructuring liability for the three and nine months ended September 30, 2006 and 2005 is presented in the following table. The table below also includes severance expenses incurred in the normal course of business. All severance and other termination expenses are recorded as unallocated corporate charges within the Parent and Other category.

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
		Best In	Acquisitions		Best In	Acquisitions
(In Thousands)	Total	Class	and Other	Total	Class	And Other

Beginning balance	$60,564	$24,289	$36,275	$87,853	$47,690	$40,163
Severance and other employee related costs:
Charged to expense	12,135	(1,688)	13,823	24,657	5,535	19,122
Recognized in purchase price allocation	(136)	—	(136)	(379)	—	(379)
Payments	(11,932)	(6,061)	(5,871)	(47,048)	(34,482)	(12,566)
Exit costs, contract terminations and other:
Charged to expense	257	257	—	1,944	1,944	—
Recognized in purchase price allocation	—	—	—	1,142	—	1,142
Payments	(1,756)	(761)	(995)	(9,037)	(4,651)	(4,386)

Ending balance	$59,132	$16,036	$43,096	$59,132	$16,036	$43,096

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
		Best In	Acquisitions		Best In	Acquisitions
(In Thousands)	Total	Class	and Other	Total	Class	and Other

Beginning balance	$65,775	$—	$65,775	$98,486	$—	$98,486
Severance and other employee related costs:
Charged to expense	9,310	3,880	5,430	22,664	3,880	18,784
Recognized in purchase price allocation	(548)	—	(548)	(2,716)	—	(2,716)
Payments	(14,210)	(3,880)	(10,330)	(55,078)	(3,880)	(51,198)
Exit costs, contract terminations and other:
Charged to expense	2,358	2,358	—	5,239	5,239	—
Recognized in purchase price allocation	(240)	—	(240)	1,400	—	1,400
Payments	(4,423)	(2,358)	(2,065)	(11,973)	(5,239)	(6,734)

Ending balance	$58,022	$—	$58,022	$58,022	$—	$58,022

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
SBA: During the third quarter of 2006, the Corporation securitized two pools of SBA loans totaling $123 million and recognized retained interests in the form of interest-only strips with an initial carrying value of approximately $ 3 million. Transaction costs were expensed in conjunction with these sales.
Home Equity: In April 2006, the Corporation called the Series 2000-A home equity securitization. Accordingly, as of September 30, 2006, the Corporation had no securitized home equity loans.

A summary of the assumptions used to value retained interests at the date of each securitization follow:

		Variable
		Annual
	Weighted-	Coupon	Monthly	Expected
	Average	Rate	Principal	Annual	Annual
	Life	To	Repayment	Credit	Discount
	(in months)	Investors	Rate	Losses	Rate	Yield

Credit Card Loans:
Interest-only strip (Series 2002-1)	5.7	2.06%	17.41%	5.34%	15.00%	11.99%
Interest-only strip (Series 2005-1)	3.2	3.75	18.21	5.35	15.00	12.00
Interest-only strip (Series 2006-1)	3.1	4.81	19.01	4.77	15.00	13.79

	Weighted-	Monthly
	Average	Prepayment	Expected	Annual	Weighted-
	Life	Speed	Cumulative	Discount	Average
	(in months)	(% ABS)	Credit Losses	Rate	Coupon

Automobile Loans:
Interest-only strip (Series 2004-A)	21.8	1.50%	1.75%	12.00%	6.79%
Servicing asset (Series 2004-A)	21.8	1.50	1.75	11.00	6.79
Interest-only strip (Series 2005-A)	16.6	1.50	2.18	12.00	7.06
Servicing asset (Series 2005-A)	12.5	1.50	2.18	10.00	7.06

Actual credit losses incurred on the Automobile Series 2005-A securitization have been below their initial projections. As a result, in September 2006, the expected cumulative credit losses used to value retained interests was reduced to 1.75%.
A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows.

			Three Months Ended		Nine Months Ended
	As of September 30, 2006		September 30, 2006		September 30, 2006
		Loans Past
		Due 30
	Principal	Days or	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,439.3	$106.6	$2,408.3	$24.5	$2,374.0	$68.1
Automobile	1,896.0	39.9	2,053.5	3.8	2,411.1	12.6
SBA	159.0	27.8	97.8	—	64.3	—

Total loans managed or securitized	4,494.3	174.3	4,559.6	28.3	4,849.4	80.7
Less loans securitized:
Credit Card	1,450.0	56.7	1,450.0	14.8	1,313.1	35.7
Automobile	1,668.2	25.3	1,801.2	4.4	2,133.5	11.4
SBA	159.0	27.8	97.8	—	64.3	—
Less loans held for securitization:
Credit Card	—	—	—	—	137.0	—

Loans held in portfolio	$1,217.1	$64.5	$1,210.6	$9.1	$1,201.5	$33.6

			Three Months Ended		Nine Months Ended
	As of September 30, 2005		September 30, 2005		September 30, 2005
		Loans Past
	Principal	Days Due 30	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	or More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,309.0	$101.6	$2,376.1	$34.1	$2,383.9	$108.2
Automobile	3,226.5	63.9	3,302.9	10.4	3,447.4	29.4
Home Equity	28,725.4	101.7	28,088.0	12.2	26,677.2	36.7
SBA	33.5	4.1	33.0	—	27.9	—

Total loans managed or securitized	34,294.4	271.3	33,800.0	56.7	32,536.4	174.3
Less securitized loans:
Credit Card	1,450.0	47.4	1,164.9	13.9	1,329.4	52.3
Automobile	576.3	14.5	624.3	3.0	727.3	8.9
Home Equity	20.9	.9	37.2	.2	46.3	1.2
SBA	33.5	4.1	33.0	—	27.9	—
Less loans held for securitization:
Credit Card	—	—	285.1	—	119.6	—

Loans held in portfolio	$32,213.7	$204.4	$31,655.5	$39.6	$30,285.9	$111.9

Certain cash flows received from the securitization trusts follow:

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	Credit			Credit		Home
(In Millions)	Card	Automobile	SBA	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$—	$—	$130.1	$425.0	$—	$—	$130.1
Proceeds from collections reinvested in previous securitizations	874.9	—	—	2,334.8	—	—	—
Servicing fees received	7.3	4.6	—	19.6	16.2	—	—
Other cash flows received on interests that continue to be held	28.7	2.7	0.3	65.2	27.7	—	0.9
Proceeds from sales of previously charged-off accounts	0.4	—	—	4.4	—	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	0.1	—

	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	Credit		Home		Credit		Home
(In Millions)	Card	Automobile	Equity	SBA	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$600.0	$—	$—	$5.6	$600.0	$—	$—	$29.5
Proceeds from collections reinvested in previous securitizations	638.7	—	—	—	2,202.3	—	2.7	—
Servicing fees received	6.8	1.6	0.1	—	20.8	5.5	0.3	—
Other cash flows received on interests that continue to be held	18.6	4.0	0.2	0.2	60.8	13.1	0.8	0.5
Proceeds from sales of previously charged-off accounts	0.2	—	—	—	0.8	—	—	—
Purchases of delinquent or foreclosed assets	—	—	0.2	—	—	—	1.0	—

As of September 30, 2006, the Corporation held certain interests in securitized credit card and automobile loans consisting of interest-only strips and servicing assets. The table below presents the weighted average assumptions used to measure the fair values of these interests as of September 30, 2006. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

			Variable
		Weighted-	Annual	Monthly	Expected
		Average	Coupon	Principal	Annual	Annual
	Fair	Life	Rate to	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)	Investors	Rate	Losses	Rate	Yield

Credit Card Loans
Interest-only strips	$7.6	$3.1	5.44%	19.37%	4.27%	15.00%	13.91%
Decline in fair value of 10% adverse change			$1.9	$0.5	$1.5	$—	$5.0
Decline in fair value of 20% adverse change			3.9	0.9	3.1	—	7.6

			Monthly	Expected
		Weighted-	Prepayment	Cumulative	Annual	Weighted-
	Fair	average Life	Speed	Credit	Discount	Average
(Dollars in Millions)	Value	(in months)	(% ABS)(a)	Losses	Rate	Coupon

Automobile Loans
Interest-only strip	$12.3	8.8	1.50%	1.83%	12.00%	7.02%
Decline in fair value of 10% adverse change			$0.6	$3.4	$0.2	$3.6
Decline in fair value of 20% adverse change			0.8	4.9	0.4	5.0

Servicing asset(b)	$12.7	9.4	1.50%	1.83%	10.15%	7.02%
Decline in fair value of 10% adverse change			$0.9	$—	$0.1	$—
Decline in fair value of 20% adverse change			2.0	—	0.2	0.1

(a)	Absolute prepayment speed.

(b)	Carrying value of servicing assets at September 30, 2006 was $11 million.
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
A summary of lease financings by type follows:

	September 30	December 31	September 30
(In Thousands)	2006	2005	2005

Commercial
Direct financings	$3,591,651	$3,237,722	$3,070,595
Leveraged leases	220,005	307,439	306,727

Total commercial lease financings	3,811,656	3,545,161	3,377,322
Consumer
Retail automobile lease financings	326,982	411,147	435,467

Total net investment in lease financings	$4,138,638	$3,956,308	$3,812,789

The components of the net investment in lease financings by type follow:

	September 30	December 31	September 30
(In Thousands)	2006	2005	2005

Commercial
Lease payments receivable	$3,926,052	$3,559,471	$3,362,961
Estimated residual value of leased assets	417,463	482,049	490,664

Gross investment in commercial lease financings	4,343,515	4,041,520	3,853,625
Unearned income	(531,859)	(496,359)	(476,303)

Total net investment in commercial lease financings	$3,811,656	$3,545,161	$3,377,322

Consumer
Lease payments receivable	$140,667	$221,512	$247,788
Estimated residual value of leased assets	210,341	231,582	236,331

Gross investment in consumer lease financings	351,008	453,094	484,119
Unearned income	(24,026)	(41,947)	(48,652)

Total net investment in consumer lease financings	$326,982	$411,147	$435,467

A rollforward of the residual value component of lease financings by type follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2006	2005	2006	2005

Commercial
Beginning balance	$466,211	$492,770	$482,049	$541,809
Additions	19,167	14,405	56,017	27,722
Acquisitions(a)	—	—	—	1,520
Runoff	(67,915)	(16,511)	(113,923)	(80,387)
Write-downs	—	—	(6,680)	—

Ending balance	$417,463	$490,664	$417,463	$490,664

Consumer
Beginning balance	$218,912	$245,882	$231,582	$263,768
Runoff	(8,571)	(9,551)	(21,241)	(29,211)
Recoveries	—	—	—	1,774

Ending balance	$210,341	$236,331	$210,341	$236,331

(a)	Associated with the acquisition of National City Vendor Finance. Refer to Note 3 for further details of this acquisition.
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
A summary of the net carrying value of equipment leased to others by type follows:

	September 30	December 31	September 30
(In Thousands)	2006	2005	2005

Commercial
Cost	$590,001	$455,462	$463,048
Accumulated depreciation	(148,346)	(104,373)	(134,881)

Net carrying value of commercial leased equipment	441,655	351,089	328,167
Consumer
Cost	221,054	457,332	544,577
Accumulated depreciation	(68,406)	(112,094)	(114,419)

Net carrying value of consumer leased equipment	152,648	345,238	430,158

Total net carrying value of equipment leased to others	$594,303	$696,327	$758,325

7. LOANS, ALLOWANCE FOR LOAN LOSSES AND ALLOWANCE FOR LOSSES ON LENDING-RELATED COMMITMENTS
Total portfolio loans outstanding were recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments associated with acquired loans of $355 million, $177 million, and $115 million, at September 30, 2006, December 31, 2005, and September 30, 2005, respectively.

To provide for probable losses in the loan portfolio, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments.
Activity in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2006	2005	2006	2005

Balance at beginning of period	$989,405	$1,125,127	$1,094,047	$1,188,462
Provision for credit losses	69,598	68,143	163,486	164,459
Allowance related to loans acquired, sold or securitized	(9,537)	(2,110)	(11,584)	(2,151)
Charge-offs:
Commercial	36,751	27,170	110,365	101,116
Commercial construction	1,100	1,738	2,862	4,115
Commercial real estate	1,994	11,567	13,777	24,177
Residential real estate	82,729	26,773	175,517	97,473
Home equity lines of credit	19,637	9,392	55,674	24,823
Credit cards and other unsecured lines of credit	20,134	32,119	68,074	90,686
Other consumer	12,138	24,629	48,803	70,269

Total charge-offs	174,483	133,388	475,072	412,659
Recoveries:
Commercial	14,333	20,697	40,844	77,026
Commercial construction	150	36	283	149
Commercial real estate	2,684	1,679	5,744	6,506
Residential real estate	23,531	13,274	54,211	42,340
Home equity lines of credit	4,786	2,222	13,398	6,288
Credit cards and other unsecured lines of credit	2,946	2,994	12,941	8,956
Other consumer	8,645	9,520	33,760	28,818

Total recoveries	57,075	50,422	161,181	170,083

Net charge-offs	117,408	82,966	313,891	242,576

Balance at end of period	$932,058	$1,108,194	$932,058	$1,108,194

Activity in the allowance for losses on lending-related commitments follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2006	2005	2006	2005

Balance at beginning of period	$76,673	$100,496	$83,601	$100,538
Net provision for credit losses on lending-related commitments	3,334	(12,691)	(3,594)	(12,733)

Balance at end of period	$80,007	$87,805	$80,007	$87,805

Nonperforming loans totaled $470 million, $490 million and $482 million as of September 30, 2006, December 31, 2005, and September 30, 2005, respectively. For loans classified as nonperforming at September 30, 2006, the contractual interest due and actual interest recognized on those loans during the first nine months of 2006 was $33 million and $6 million, respectively.
Impaired loans, as defined under SFAS 114, are included in nonperforming loans. Average impaired loans for the first nine months of 2006 and 2005 totaled $154 million and $108 million, respectively. During the first nine months of 2006 and 2005, interest recognized on impaired loans while they were considered impaired was not material. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The following table presents details related to impaired loans:

	September 30	December 31	September 30
(In Thousands)	2006	2005	2005

Impaired loans with an associated allowance	$77,410	$69,858	$40,255
Impaired loans without an associated allowance	84,525	46,799	68,388

Total impaired loans	$161,935	$116,657	$108,643

Allowance for loan losses allocated to impaired loans	$21,728	$20,058	$11,681

8. SECURITIES
Securities available for sale follow:

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

September 30, 2006
U.S. Treasury	$1,055,170	$11,585	$9,930	$1,056,825
Federal agency	189,265	2,439	1,854	189,850
Mortgage-backed securities	5,761,889	37,112	77,672	5,721,329
Asset-backed and corporate debt securities	193,650	2,117	21	195,746
States and political subdivisions	530,707	9,329	973	539,063
Other	190,260	13,719	627	203,352

Total securities	$7,920,941	$76,301	$91,077	$7,906,165

December 31, 2005
U.S. Treasury	$992,953	$17,282	$6,502	$1,003,733
Federal agency	181,196	2,132	2,895	180,433
Mortgage-backed securities	5,437,449	27,849	69,929	5,395,369
Asset-backed and corporate debt securities	245,758	2,385	424	247,719
States and political subdivisions	607,499	14,537	1,211	620,825
Other	415,954	11,283	688	426,549

Total securities	$7,880,809	$75,468	$81,649	$7,874,628

September 30, 2005
U.S. Treasury	$826,587	$18,486	$4,867	$840,206
Federal agency	207,723	2,171	3,477	206,417
Mortgage-backed securities	5,069,935	35,290	44,517	5,060,708
Asset-backed and corporate debt securities	317,443	2,676	446	319,673
States and political subdivisions	631,782	18,773	895	649,660
Other	481,478	24,815	14,554	491,739

Total securities	$7,534,948	$102,211	$68,756	$7,568,403

As of December 31, 2005 and September 30, 2005, the other category included the Corporation’s internally managed equity portfolio of bank and thrift common stock investments (bank stock fund). The bank stock fund had an amortized cost and fair value of $135 million and $139 million, respectively, at December 31, 2005 and an amortized cost and fair value of $282 million and $284 million, respectively, at September 30, 2005. The Corporation no longer maintains a bank stock fund.
The following table presents the age of gross unrealized losses and associated fair value by investment category.

	September 30, 2006
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$214,814	$2,066	$366,131	$7,864	$580,945	$9,930
Federal agency	25,422	142	98,503	1,712	123,925	1,854
Mortgage-backed securities	1,516,798	21,174	2,210,108	56,498	3,726,906	77,672
Asset-backed securities	3,752	18	678	3	4,430	21
States and political subdivisions	3,260	4	60,131	969	63,391	973
Other	2,918	98	19,525	529	22,443	627

Total	$1,766,964	$23,502	$2,755,076	$67,575	$4,522,040	$91,077

Management does not believe any individual unrealized loss as of September 30, 2006, represents an other-than-temporary impairment. The unrealized losses reported for mortgage-backed securities relate primarily to securities issued by FNMA, FHLMC, and private institutions. These unrealized losses are primarily attributable to changes in interest rates and individually were 10% or less of their respective amortized cost basis. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.
At September 30, 2006, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $7.1 billion.
At September 30, 2006, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.

For the nine months ended September 30, 2006 and 2005, gross securities gains of $16 million and $21 million, respectively, were recognized, while gross securities losses were $3 million and $3 million, respectively.
9. TRADING ASSETS AND LIABILITIES
Certain securities, loans, and derivative instruments are classified as trading when they are entered into for the purpose of making short-term profits or to provide risk management products to customers. All trading instruments are carried at fair value. Trading securities primarily include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, and corporate bonds. Trading loans consist mainly of the guaranteed portion of Small Business Administration loans. Trading securities and loans are classified within other investments on the balance sheet. Trading derivative instruments principally represent interest rate swap and option contracts and foreign currency futures and forward contracts entered into to meet the risk management needs of commercial banking customers. The fair values of trading derivatives are included in derivative assets and derivative liabilities on the balance sheet. Further detail on derivative instruments is included in Note 23. Trading liabilities also include securities sold short, which are obligations to purchase securities that have already been sold to other third parties.
The following table presents the fair values of trading assets and liabilities:

	September 30	December 31	September 30
(In Thousands)	2006	2005	2005

Trading assets:
Securities	$332,098	$409,406	$370,347
Loans	319,686	526,751	539,714
Derivative instruments	126,906	125,325	131,055

Total trading assets	$778,690	$1,061,482	$1,041,116

Trading liabilities:
Securities sold short	$33,967	$25,858	$16,481
Derivative instruments	95,563	98,835	102,255

Total trading liabilities	$129,530	$124,693	$118,736

Trading revenue includes both net interest income from trading securities, loans, and securities sold short, and gains and losses from changes in the fair value of trading instruments. Gains and losses on trading instruments are included either within brokerage revenue or other income on the income statement. Total revenue from trading activities was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

(In Thousands)	2006	2005	2006	2005

Net interest income	$12,892	$11,125	$38,860	$26,350
Gains (losses):
Securities and securities sold short	717	3,177	6,738	3,642
Loans	(1,752)	244	(13,516)	1,216
Derivative instruments	4,277	7,551	15,979	27,010

Total net gains in noninterest income	3,242	10,972	9,201	31,868

Total net trading revenue	$16,134	$22,097	$48,061	$58,218

10. PRINCIPAL INVESTMENTS
The principal investment portfolio is managed primarily within the Wholesale Banking line of business. The direct portfolio primarily consists of investments in the consumer, retail, manufacturing, automotive, commercial services, health care, commercial distribution, and building products industries with the largest industry, manufacturing, constituting approximately 16% of the total principal investment portfolio. The indirect portfolio consists of investments in private equity funds managed by third parties. Each fund is diversified according to the terms of the fund’s agreement and the general partner’s direction. A rollforward of principal investments follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

(In Thousands)	2006	2005	2006	2005

Direct Investments:
Carrying value at beginning of period	$326,121	$302,430	$316,974	$323,028
Investments — new fundings	13,058	60,094	43,876	82,069
Returns of capital and write-offs	(27,668)	(27,836)	(40,558)	(71,014)
Fair value adjustments	—	1,132	(8,781)	1,737

Carrying value at end of period	$311,511	$335,820	$311,511	$335,820

Indirect Investments:
Carrying value at beginning of period	$354,824	$342,450	$343,864	$342,517
Investments — new fundings	20,225	24,172	63,119	63,090
Returns of capital and write-offs	(22,191)	(16,004)	(54,332)	(53,172)
Fair value adjustments	224	(711)	431	(2,528)

Carrying value at end of period	$353,082	$349,907	$353,082	$349,907

Total Principal Investments:
Carrying value at beginning of period	$680,945	$644,880	$660,838	$665,545
Investments — new fundings	33,283	84,266	106,995	145,159
Returns of capital and write-offs	(49,859)	(43,840)	(94,890)	(124,186)
Fair value adjustments	224	421	(8,350)	(791)

Carrying value at end of period	$664,593	$685,727	$664,593	$685,727

	Three Months Ended		Nine Months Ended
	September 30		September 30

(In Thousands)	2006	2005	2006	2005

Principal investment revenue (a)	$6,883	$9,011	$20,266	$21,934

Net principal investment gains (b)	30,270	13,537	88,525	32,967

(a)	Consists primarily of interest, dividends, and fee income

(b)	Consists primarily of fair value adjustments and realized gains and losses on investments
Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 20.
11. GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying value of goodwill was $3.3 billion at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. A rollforward of goodwill by line of business for the nine months ended September 30, 2006 follows:

		Goodwill
	January 1	Acquired/	Impairment	September 30
(In Thousands)	2006	Adjustments(a)	Losses	2006

Consumer and Small Business Financial Services	$1,025,340	$7,972	$—	$1,033,312
Wholesale Banking	1,646,918	160,823	—	1,807,741
National City Mortgage	62,394	(2)	—	62,392
National Consumer Finance	347,756	(141,724)	—	206,032
Asset Management	230,701	(547)	—	230,154
Parent and Other	—	—	—	—

Total	$3,313,109	$26,522	$—	$3,339,631

(a)	Represents goodwill associated with acquired businesses, sold businesses, purchase accounting adjustments, and the realignment of certain reporting units as described in Note 24.
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

Finite-lived intangible assets capitalized on the balance sheet include core deposit, credit card, operating lease, and other intangibles. A summary of these intangible assets follows:

	September 30	December 31	September 30
(In Thousands)	2006	2005	2005

Core deposit
Gross carrying amount	$202,354	$253,942	$279,507
Less: accumulated amortization	77,494	119,607	137,154

Net carrying amount	124,860	134,335	142,353

Credit card
Gross carrying amount	7,699	7,699	21,923
Less: accumulated amortization	2,631	1,626	15,723

Net carrying amount	5,068	6,073	6,200

Operating lease
Gross carrying amount	47,205	47,205	47,205
Less: accumulated amortization	47,205	43,901	40,124

Net carrying amount	—	3,304	7,081

Other
Gross carrying amount	60,072	47,690	47,855
Less: accumulated amortization	32,597	23,049	20,433

Net carrying amount	27,475	24,641	27,422

Total finite-lived intangibles
Gross carrying amount	317,330	356,536	396,490
Less: accumulated amortization	159,927	188,183	213,434

Net carrying amount	$157,403	$168,353	$183,056

Amortization expense on finite-lived intangible assets totaled $12 million and $16 million for the three months ended September 30, 2006 and 2005, respectively. Amortization expense on finite-lived intangible assets totaled $38 million and $61 million for the nine months ended September 30, 2006 and 2005, respectively. Amortization expense on finite-lived intangible assets is expected to total $44 million, $29 million, $24 million, $18 million, and $14 million for fiscal years 2007, 2008, 2009, 2010, and 2011, respectively.
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

Changes in the carrying value of MSRs, accounted for at fair value, for the three- and nine-month periods ended September 30, 2006 follow:

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2006	September 30, 2006

Balance at beginning of period	$2,541,250	$2,115,715
Cumulative effect of change in accounting	—	26,392
Additions from loans sold with servicing retained	140,364	396,930
Subtractions from sales of servicing rights	—	(196)
Changes in fair value due to:
Time decay(a)	(15,885)	(47,632)
Payoffs(b)	(83,530)	(255,088)
Implementation of internal prepayment model	—	(55,983)
All other changes in valuation inputs or assumptions(c)	(318,095)	83,966

Fair value of MSRs at end of period	$2,264,104	$2,264,104

Unpaid principal balance of loans serviced for others (in millions)	$190,828

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(b)	Represents decrease in MSR value associated with loans that paid off during the period.

(c)	Represents MSR value change resulting primarily from market-driven changes in interest rates.
Prior to January 1, 2006, all MSRs were recorded at the lower of their initial carrying value, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedging relationships were valued at fair value which may have exceeded their initial carrying value. Changes in fair value, resulting from the application of hedge accounting, became part of the MSR basis. MSRs were periodically evaluated for impairment, and a valuation allowance established through a charge to income when the carrying value, including hedge accounting adjustments (if applicable), exceeded the fair value and was believed to be temporary. Other-than-temporary impairments were recognized if the recoverability of the carrying value was determined to be remote. There were no other-than-temporary impairments recognized in the nine months ended September 30, 2005. Changes in the carrying value of MSRs, accounted for using the amortization method, and the associated valuation allowance for the three and nine months ended September 30, 2005 follow:

	Three Months Ended	Nine Months Ended
(In Thousands)	September 30, 2005	September 30, 2005

Balance at beginning of period	$1,492,140	$1,612,096
Additions from loans sold with servicing retained	176,177	458,706
Amortization	(135,857)	(376,084)
SFAS 133 hedge basis adjustments	324,755	163,840
Sales	(187)	(1,530)

Carrying value before valuation allowance at end of period	1,857,028	1,857,028

Valuation allowance
Balance at beginning of period	(37,696)	(107,230)
Impairment recoveries	16,589	86,123

Balance at end of period	(21,107)	(21,107)

Net carrying value of amortization method MSRs at end of period	$1,835,921	$1,835,921

Unpaid principal balance of loans serviced for others (in millions)	$168,997

Fair value of MSRs:
Beginning of period	$1,489,806	$1,517,204
End of period	1,860,198	1,860,198

The fair value of MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The Corporation periodically obtains third party broker opinions of value to assess the reasonableness of the fair value calculated by the valuation model.
The valuation model uses a static discounted cash flow methodology incorporating current market interest rates. A static model does not attempt to forecast or predict the future direction of interest rates; rather it estimates the amount and timing of future servicing cash flows using current market interest rates. The current mortgage interest rate influences the expected prepayment rate and therefore, the length of the cash flows associated with the servicing asset, while the discount rate determines the present value of those cash flows.

Expected mortgage loan prepayment assumptions are estimated by an internal proprietary model and consider empirical data drawn from the historical performance of the Corporation’s managed loan portfolio.
The key economic assumptions used in determining the fair value of MSRs capitalized during 2006 and 2005 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30

	2006	2005	2006	2005

Weighted-average life (in years)	3.5	4.0	4.0	3.9
Weighted-average CPR	30.50%	24.39%	27.07%	24.36%
Weighted-average discount rate	11.42	10.43	11.19	10.25

The key economic assumptions used in determining the fair value of MSRs were as follows:

	September 30
	2006	2005

Weighted-average life (in years)	4.7	4.2
Weighted-average CPR	18.86%	21.09%
Weighted-average discount rate	10.11	9.77

Commercial Real Estate Servicing Assets: Commercial real estate servicing assets are recognized upon selling commercial real estate loans into the secondary market, while retaining the obligation to service those loans, or from purchasing or assuming the right to service commercial real estate loans originated by others. Effective January 1, 2006, these servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a quarterly basis. For purposes of the impairment analysis, management stratifies these servicing assets by loan type as well as by the term of the underlying loans. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to loan servicing revenue in the income statement. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on commercial real estate servicing assets recognized during the three or nine months ended September 30, 2006, or 2005.
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
Commercial real estate servicing assets are recorded in other assets on the balance sheet. Changes in the carrying value of the commercial real estate servicing assets and the associated valuation allowance follow for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30		September 30

(In Thousands)	2006	2005	2006	2005

Commercial real estate servicing assets
Balance at beginning of period	$145,922	$132,528	$138,408	$125,778
Additions:
From loans sold with servicing retained	4,230	4,246	20,822	11,343
From assumptions of servicing	51	—	838	—
From purchases of servicing	1,470	1,392	2,312	9,244
Subtractions:
Amortization	(5,133)	(4,796)	(15,724)	(12,680)
Sales	—	—	(116)	(315)

Carrying value before valuation allowance at end of period	146,540	133,370	146,540	133,370

Valuation allowance
Balance at beginning of period	(945)	(850)	(1,075)	(1,032)
Impairment recoveries	28	15	158	197

Balance at end of period	(917)	(835)	(917)	(835)

Net carrying value of servicing assets at end of period	$145,623	$132,535	$145,623	$132,535

	Three Months Ended		Nine Months Ended
	September 30		September 30

(In Thousands)	2006	2005	2006	2005

Unpaid principal balance of commercial real estate loans serviced for others (in millions)	$16,227	$13,715

Fair value of servicing assets:
Beginning of period	$190,595	$147,966	$163,182	$149,820
End of period	191,390	151,966	191,390	151,966

The key economic assumptions used to estimate the fair value were as follows:

	September 30
	2006	2005

Weighted-average life (in years)	8.5	8.5
Weighted-average discount rate	13.37%	13.77%

Other Consumer Loans: The Corporation also has servicing assets related to sales or securitizations of automobile loans and certain home equity loans and home equity lines of credit. These servicing assets are accounted for using the amortization method and are included in other assets on the balance sheet. The servicing asset related to securitized auto loans was $11 million and $4 million as of September 30, 2006 and 2005, respectively. The servicing asset related to home equity loans and lines of credit was $15 million at September 30, 2006, with no such asset recognized at September 30, 2005. No servicing asset or liability has been recognized related to the Corporation’s obligation to service credit card loans as the fee received for performing this service is deemed to approximate the amount that would be paid to fairly compensate a substitute servicer, should one be required.
Contractual Servicing Fees: Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan servicing revenue on the income statement.

	Three Months Ended September 30		Nine Months Ended September 30

(In Thousands)	2006	2005	2006	2005

Residential real estate	$158,318	$133,051	$459,912	$394,387
Credit card	20,116	19,961	78,472	64,908
Commercial real estate	8,102	6,888	23,650	18,426
Automobile	7,735	2,739	29,307	9,125
Home equity lines of credit	9,439	—	15,546	—
Home equity loans	1,184	—	1,601	—

Total contractual servicing fees	$204,894	$162,639	$608,488	$486,846

13. BORROWED FUNDS
Detail of borrowed funds follows:

	September 30	December 31	September 30
(In Thousands)	2006	2005	2005

U.S. Treasury notes	$2,429,819	$1,753,807	$2,733,747
Commercial paper	1,118,042	1,051,421	1,142,029
Federal Home Loan Bank Advances	—	150,000	1,150,000
Senior bank notes	60,000	137,000	79,000
Other	348,689	425,309	347,895

Total borrowed funds	$3,956,550	$3,517,537	$5,452,671

Weighted-average rate	5.05%	4.06%	3.55%

U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At September 30, 2006, approximately $430 million outstanding U.S. Treasury notes were callable on demand by the U.S. Treasury, and $2 billion were term notes with stated maturities of less than one month. Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation. As of September 30, 2006, the entire balance is due within three months or less with the exception of $1 million which matures in seven months or less. The senior bank notes are issued by National City Bank and had maturities of two months or less at September 30, 2006. The other category at September 30, 2006, December 31, 2005, and September 30, 2005 included liabilities totaling $284 million, $311 million, and $236 million, respectively, related to mortgage loans available for repurchase under GNMA and FNMA loan sale programs. See further discussion in Note 1.
14. LONG-TERM DEBT
The composition of long-term debt follows. This note excludes the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 15 for further discussion on these obligations.

	September 30	December 31	September 30
(In Thousands)	2006	2005	2005

3.20% senior notes due 2008	$290,583	$288,374	$289,318
3.125% senior notes due 2009	190,240	189,023	190,123
5.75% subordinated notes due 2009	303,248	306,487	309,742
Variable-rate senior note due 2010	299,901	299,880	299,895
4.90% senior notes due 2015	389,571	390,848	396,932
6.875% subordinated notes due 2019	766,317	782,748	796,619
8.375% senior note due 2032	69,245	73,059	74,210

Total holding company	2,309,105	2,330,419	2,356,839
Senior bank notes	20,125,989	22,087,766	22,996,805
7.25% subordinated notes due 2010	240,172	244,601	248,431
6.30% subordinated notes due 2011	208,716	211,699	214,935
7.25% subordinated notes due 2011	197,956	199,501	198,806
6.25% subordinated notes due 2011	311,022	315,074	319,899
6.20% subordinated notes due 2011	508,497	514,262	522,060
4.63% subordinated notes due 2013	295,265	298,401	299,380
4.25% subordinated notes due 2018	224,221	227,077	230,572
Federal Home Loan Bank advances	1,887,499	3,920,391	4,773,477
Secured debt financings	26,969	130,970	147,125
Other	12,715	15,932	15,932

Total subsidiaries	24,039,021	28,165,674	29,967,422

Total long-term debt	$26,348,126	$30,496,093	$32,324,261

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
The subordinated notes of the holding company and National City Bank qualify for Tier 2 capital under the regulatory capital requirements of the federal banking agencies. Further discussion on regulatory capital requirements is included in Note 16.
A summary of par values and weighted-average rates of long-term debt as of September 30, 2006, follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk, amortization of discounts, and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-Average	Weighted-Average
(Dollars in Thousands)	Par Value	Contractual Rate	Effective Rate

Senior bank notes	$20,179,091	5.23%	5.41%
Subordinated notes	2,975,000	6.15	6.00
Senior notes	1,275,000	4.58	5.84
FHLB advances	1,859,690	5.47	5.05
Secured debt financings	26,958	5.52	5.12
Other	12,716	6.19	6.19

Total long-term debt	$26,328,455	5.32%	5.47%

Senior bank notes are issued by National City Bank, and during the first nine months of 2006, issuances totaled $6.8 billion. At September 30, 2006, senior bank notes totaling $3.2 billion were contractually based on a fixed rate of interest and $17.0 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2006 to 2078.
All subordinated notes of National City Bank were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. The interest rate on the variable-rate senior note of the holding company is based on three-month LIBOR plus 17 basis points, is reset quarterly and was 5.56% at September 30, 2006. The 8.375% senior note of the holding company is fixed-rate, pays interest quarterly, and is callable on July 15, 2007. All remaining senior notes and subordinated notes of the holding company pay interest semi-annually and may not be redeemed prior to maturity.
At September 30, 2006, Federal Home Loan Bank (FHLB) advances consisted of $1.3 million of fixed-rate obligations and $600 million of variable-rate obligations. The Corporation’s maximum remaining borrowing limit with the FHLB was $2.3 billion

September 30, 2006. The Corporation pledged $12.9 billion in residential real estate loans and $7.6 billion in home equity lines of credit as collateral against FHLB borrowings at September 30, 2006. FHLB advances have maturities ranging from 2007 to 2030.
15. JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS AND CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY DEBENTURES OF THE CORPORATION
As of September 30, 2006, National City sponsored six trusts, of which 100% of the common equity is owned by the Corporation, formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust.
Distributions on the capital securities issued by First of America Capital Trust I, Fort Wayne Capital Trust I, and Provident Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Allegiant Capital Trust II are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Banc Services Corp. Statutory Trust I and Forbes First Statutory Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 3.45 basis points, with a maximum interest rate of 11.95%. The interest rate associated with the Banc Services Corp. Statutory Trust and Forbes First Statutory Trust I capital securities was 8.82% at September 30, 2006.
The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are first redeemable, in whole or in part, by the Corporation as follows:

First Call Date

Allegiant Capital Trust II(a)	September 30, 2006
Provident Capital Trust I	December 1, 2006
First of America Capital Trust I	January 31, 2007
Fort Wayne Capital Trust I	April 15, 2007
Banc Services Corp. Statutory Trust I	June 26, 2007
Forbes First Financial Statutory Trust I	June 26, 2007

(a)	Call exercised on September 30, 2006, which was a non-business day. Redemption settled on October 2, 2006.
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

	September 30	December 31	September 30
(In Thousands)	2006	2005	2005

8.12% junior subordinated debentures owed to First of America Capital Trust I due January 31, 2027	$154,640	$154,640	$154,640
9.85% junior subordinated debentures owed to Fort Wayne Capital Trust I due April 15, 2027	30,928	30,928	30,928
9.00% junior subordinated debentures owed to Allegiant Capital Trust II due September 30, 2031	41,300	42,725	43,200
8.60% junior subordinated debentures owed to Provident Capital Trust I due December 1, 2026	104,214	109,373	110,942
10.25% junior subordinated debentures owed to Provident Capital Trust III redeemed December 30, 2005	—	—	116,987
9.45% junior subordinated debentures owed to Provident Capital Trust IV redeemed March 30, 2006	—	128,339	129,092
Variable-rate junior subordinated debentures owed to Banc Services Corp. Statutory Trust I due June 26, 2032	7,368	7,518	7,568
Variable-rate junior subordinated debentures owed to Forbes First Financial Statutory Trust I due June 26, 2032	3,167	—	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$341,617	$473,523	$593,357

In November 2006, the Corporation issued $750 million of junior subordinated debentures (2006 debentures) to National City Capital Trust II. The 2006 debentures are the sole assets of this trust, which issued common securities to the Corporation and preferred capital securities to third party investors. The 2006 debentures bear interest at a fixed rate of 6.625%, payable quarterly in arrears. The 2006 debentures are redeemable at par plus accrued unpaid interest, in whole or in part, anytime after November 15, 2011, with the prior approval of the Federal Reserve Board. The capital securities of the trust qualify as Tier I capital of the Corporation for regulatory purposes. The 2006 debentures will rank junior to the Corporation’s outstanding debt, including its other outstanding junior subordinated debentures. The 2006 debentures have a scheduled maturity date of November 15, 2036. Upon the scheduled maturity date, the Corporation will be required to refinance the 2006 debentures with securities that are treated similarly as capital for regulatory purposes. If the Corporation is unable to refinance these securities, they will remain outstanding until their legal maturity date of November 15, 2066, and bear interest at a variable rate based equal to one-month LIBOR plus 229 basis points.
16. REGULATORY RESTRICTIONS AND CAPITAL RATIOS
The Corporation and its banking subsidiary are subject to various regulatory capital requirements of federal banking agencies that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on financial position and operations.
Regulatory and other capital measures follow:

	September 30		December 31		September 30
	2006		2005		2005

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity/assets	12,901,823	9.34%	$12,612,871	8.86%	$12,920,287	8.80%
Total common equity/assets	12,901,823	9.34	12,612,871	8.86	12,920,287	8.80
Tangible common equity/tangible assets	9,404,789	6.99	9,131,409	6.57	9,415,026	6.57
Tier 1 capital	9,602,911	7.48	9,517,347	7.43	9,913,362	7.68
Total risk-based capital	13,215,466	10.30	13,499,910	10.54	13,913,531	10.78
Leverage	9,602,911	7.13	9,517,347	6.83	9,913,362	7.03

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
National City Corporation’s Tier 1, total risk-based capital, and leverage ratios for the current period are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. In July 2006, the Corporation merged its six separate subsidiary banks into a single bank subsidiary, National City Bank. The capital levels at National City Bank are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was September 15, 2006, National City Bank was considered well-capitalized under the regulatory framework for prompt corrective action.
National City Bank is sometimes required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. There was no required reserve balance at September 30, 2006.
Under current Federal Reserve regulations, a banking subsidiary is limited in the amount it may loan to its parent company and nonbank subsidiaries. Loans to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus and undivided profits, plus the allowance for loan losses. Loans from the subsidiary bank to nonbank affiliates, including the parent company, are also required to be collateralized.

Dividends paid by a subsidiary bank to its parent company are also subject to certain legal and regulatory limitations. In 2006, National City Bank may pay dividends of $1.7 billion, plus an additional amount equal to their net profits for the remainder of 2006, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.
17. STOCKHOLDERS’ EQUITY
A summary of outstanding shares of preferred and common stock follows:

	September 30	December 31	September 30
	2006	2005	2005

Preferred Stock, no par value, $100 liquidation value per share, authorized 5,000,000 shares	70,272	70,272	70,272
Common Stock, $4 par value, authorized 1,400,000,000 shares	601,875,473	615,047,663	628,892,825

Stock Repurchases: The Corporation’s Board of Directors has authorized the repurchase of up to 40 million shares of National City common stock, subject to an aggregate purchase limit of $1.6 billion. Shares repurchased under this program are held for reissue in connection with stock compensation plans and for general corporate purposes. During the first nine months of 2006 and 2005, the Corporation repurchased 19.5 million and 28.8 million shares, respectively. As of September 30, 2006, 14.1 million shares remain authorized for repurchase.
Preferred Stock: The Corporation issued 70,272 shares of Series D convertible non-voting preferred stock in conjunction with a 2004 acquisition. Each share of Series D preferred stock is convertible at any time by the holder into 15.96 shares of National City common stock. The conversion rate is subject to adjustment in the event the Corporation takes certain actions such as paying a dividend in stock, splitting its common stock, or combining its common stock into a smaller number of shares. Common shares deliverable upon conversion of the preferred stock have been reserved for future issuance. The Corporation has no right to redeem the preferred stock. Dividends are paid on the preferred stock as dividends are paid on common stock at the dividend rate per common share multiplied by the preferred stock conversion ratio. The Series D preferred stock shall be preferred over the Corporation’s common stock in the event of liquidation or dissolution of the Corporation. In such event, the preferred holders will be entitled to receive $100 per share, or $7 million, plus accrued and unpaid dividends.
Preferred Securities of Subsidiaries: PFGI Capital Corporation (PFGI Capital) is a consolidated subsidiary of the Corporation associated with a 2004 acquisition. The purpose of PFGI Capital is to hold and manage commercial mortgage loan assets and other authorized investments acquired from the Corporation to generate net income for distribution to its stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes. Upon its formation, PFGI Capital issued 6.6 million equity units (PRIDES) to outside investors. Each PRIDES was comprised of two components — a three-year forward purchase contract and PFGI Capital Series A Preferred Stock. During the first nine months of 2005, all PRIDES holders exercised their Forward Purchase Contracts which entitled them to purchase 6,444,223 newly issued shares of National City common stock for $165 million. The ownership by outside investors is accounted for as a minority interest in the consolidated financial statements.
Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows.

	Nine Months Ended
	September 30
(In Thousands)	2006	2005

Accumulated unrealized (losses) gains on securities available for sale at January 1, net of tax	$(4,018)	$107,193
Net unrealized gains (losses) for the period, net of tax expense (benefit) of $1,539, in 2006 and $(39,708) in 2005	2,858	(73,744)
Reclassification adjustment for gains included in net income, net of tax expense of $4,497 in 2006 and $6,301 in 2005	(8,443)	(11,703)

Effect on other comprehensive income for the period	(5,585)	(85,447)

Accumulated unrealized (losses) gains on securities available for sale at September 30, net of tax	$(9,603)	$21,746

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at January 1, net of tax	$15,883	$(6,605)
Net unrealized gains for the period, net of tax expense $4,972 in 2006 and $11,815 in 2005	9,233	21,943
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $14,480 in 2006 and $(1,669) in 2005	(26,891)	3,100

Effect on other comprehensive income for the period	(17,658)	25,043

	Nine Months Ended
	September 30
(In Thousands)	2006	2005

Accumulated unrealized (losses) gains on derivatives used in cash flow hedging relationships at September 30, net of tax	$(1,775)	$18,438

Accumulated other comprehensive income at January 1, net of tax	$11,865	$100,588
Other comprehensive loss, net of tax	(23,243)	(60,404)

Accumulated other comprehensive (loss) income at September 30, net of tax	$(11,378)	$40,184

18. NET INCOME PER COMMON SHARE
Calculations of basic and diluted net income per share follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in Thousands, Except Per Share Amounts)	2006	2005	2006	2005

Basic
Net income	$526,446	$477,831	$1,458,179	$1,587,100
Less preferred dividends	437	415	1,267	1,201

Income applicable to common stock	$526,009	$477,416	$1,456,912	$1,585,899

Average common shares outstanding	603,848,871	635,857,605	608,442,541	638,555,538

Net income per common share — basic	$.87	$.75	$2.39	$2.48

Diluted
Net income	$526,446	$477,831	$1,458,179	$1,587,100

Average common shares outstanding	603,848,871	635,857,605	608,442,541	638,555,538
Stock awards	7,093,360	7,666,197	7,071,653	6,905,313
Convertible preferred stock	1,121,541	1,121,541	1,121,541	1,121,541
Forward contracts	—	42,561	—	492,171

Average common shares outstanding — diluted	612,063,772	644,687,904	616,635,735	647,074,563

Net income per common share — diluted	$.86	$.74	$2.36	$2.45

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding for the period.
Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards. In 2005, diluted common shares outstanding also considered commitments to issue additional shares pursuant to forward contracts, which were exercised in full in 2005. For the three- and nine-month periods ended September 30, 2006, options to purchase 3.7 million and 6.3 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the three- and nine-month periods ended September 30, 2005, options to purchase 4.8 million and 7.8 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Diluted net income is not adjusted for preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period.
19. INCOME TAX EXPENSE
The composition of income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2006	2005	2006	2005

Applicable to income exclusive of securities transactions	$236,001	$256,708	$666,565	$810,239
Applicable to securities transactions	(78)	(245)	4,497	6,444

Income tax expense	$235,923	$256,463	$671,062	$816,683

The effective tax rate for the three- and nine-month periods ended September 30, 2006 was 30.9% and 31.5%, respectively. The effective tax rate for the three- and nine-month periods ended September 30, 2005 was 34.9% and 34.0%, respectively.

20. COMMITMENTS, CONTINGENT LIABILITIES, GUARANTEES, AND RELATED PARTY TRANSACTIONS
Commitments: A summary of the contractual amount of significant commitments follows:

	September 30	December 31	September 30
(In Thousands)	2006	2005	2005

Commitments to extend credit:
Commercial	$24,716,298	$22,987,569	$21,564,176
Residential real estate	11,341,067	9,052,485	13,599,065
Revolving home equity and credit card lines	33,812,598	34,080,110	34,025,948
Other	585,746	646,576	578,814
Standby letters of credit	5,073,250	4,745,848	4,614,630
Commercial letters of credit	287,942	361,678	349,858
Net commitments to sell mortgage loans and mortgage-backed securities	5,152,044	1,495,089	6,115,328
Net commitments to sell commercial real estate loans	514,483	284,724	251,127
Commitments to fund principal investments	292,440	295,165	271,589
Commitments to fund civic and community investments	475,803	351,282	355,107
Commitments to purchase beneficial interests in securitized automobile loans	661,325	994,632	—

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
The Corporation enters into forward contracts for the future delivery or purchase of fixed-rate residential mortgage loans, mortgage-backed securities, and commercial real estate loans to reduce the interest rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing rights. These contracts are also considered derivative instruments under SFAS 133, and the fair value of these contracts are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 23.
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
The Corporation invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its banking subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions. The commitments to fund civic and community investments represent funds committed for existing and future projects.
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
Contingent Liabilities and Guarantees: The Corporation enters into agreements to sell residential mortgage loans and home equity lines of credit (collectively, loans) in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral, and insurability. On a regular basis, investors request the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Corporation generally repurchases or provides indemnification on such loans. Indemnification requests are generally received within two years subsequent to sale.
Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At September 30, 2006, December 31, 2005 and September 30, 2005, the liability for estimated losses on repurchase and indemnification was $220 million, $238 million, and $237 million, respectively, and was included in other liabilities on the balance sheet. Further details on loans sold subject to indemnification provisions, loans repurchased or indemnified, and losses charged against the liability follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2006	2005	2006	2005

Total loans sold(a)	$18,184	$19,190	$48,263	$54,116
Total loans repurchased or indemnified	116	86	319	282
Losses incurred	24	25	78	68

(a)	Includes loans sold with servicing released.
Loans indemnified that remain outstanding totaled $343 million as of September 30, 2006. In addition, total loans sold of $102 million remain uninsured as of September 30, 2006. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above.
Red Mortgage Capital, a wholly owned subsidiary, is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. As of September 30, 2006, December 31, 2005 and September 30, 2005, Red Mortgage Capital serviced loans, with risk sharing under the DUS program, had outstanding principal balances aggregating $4.8 billion, $4.4 billion, and $4.2 billion, respectively. This guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $4 million, $7 million, and $8 million at September 30, 2006, December 31, 2005, and September 30, 2005, respectively.
The guarantee liability for standby letters of credit was $42 million, $50 million, and $53 million at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. This liability was recorded in other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.
The Corporation, through various subsidiaries, formerly provided merchant card processing or sponsorship services. Under the rules of Visa® and MasterCard®, when a merchant processor acquires card transactions, it is subject to certain contingent liabilities for the transactions processed. This contingent liability could arise in the event of a billing dispute between the merchant and a cardholder that was ultimately resolved in the cardholder’s favor. In such a case, the transaction would be “charged back” to the merchant and the disputed amount was credited or otherwise refunded to the cardholder. If the Corporation, as merchant processor, were unable to collect this amount from the merchant’s account, and if the merchant refused or was unable to reimburse the Corporation for the chargeback due to liquidation or other reasons, the Corporation would bear the loss for the amount of the refund paid to the cardholder. The Corporation exited the merchant card processing business and has no continuing or future exposure to potential chargeback liabilities, except with respect to United Airlines as described in the following paragraph.
In connection with the sale of the Corporation’s former subsidiary, National Processing, the Corporation retained the contractual obligation to process card transactions for United Airlines, Inc. until a successor processor could be appointed. The Corporation was paid $36 million to retain this obligation which was recognized in accrued expenses and other liabilities as a FIN 45 guarantee. On January 11, 2006, a successor processor began processing United’s card transactions, and the Corporation’s exposure to potential chargebacks diminished as previously unflown tickets were utilized. As of September 30, 2006, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract was insignificant. During the first nine months of 2006, the $36 million chargeback guarantee liability was recognized in other noninterest income as the chargeback exposure diminished.

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
On or about November 22, 2002, a claim was asserted in the Marion County Probate Court (Indiana) against National City Bank of Indiana, a subsidiary of the Corporation since merged into National City Bank, concerning management of investments held in a trust for the benefit of the Americans for the Arts and The Poetry Foundation. The claim alleges failure to adequately and timely diversify investments held in this trust, which resulted in investment losses. The beneficiaries are seeking damages of as much as $100 million. In December 2005, the court entered an order granting National City Bank of Indiana’s motion for summary judgment, and the beneficiaries filed an appeal. On October 19, 2006, the Indiana Court of Appeals, in a unanimous decision, affirmed the order granting National City Bank of Indiana’s motion for summary judgment. Management continues to believe that this claim does not have merit and that the risk of material loss is unlikely.
Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa®, MasterCard®, and several major financial institutions, including eight cases naming the Corporation and its subsidiary, National City Bank of Kentucky, since merged into National City Bank. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. Given the preliminary stage of these suits, it is not possible for management to assess the probability of a material adverse outcome or the range of possible damages, if any.
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
Based on information currently available, advice of counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on the Corporation’s consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period.
Related Party Transactions: The Corporation has no material related party transactions which would require disclosure. In compliance with applicable banking regulations, the Corporation may extend credit to certain officers and directors of the Corporation and its banking subsidiary in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements.
21. STOCK OPTIONS AND AWARDS
Under the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan) up to 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition, no more than 13 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options. As of September 30, 2006, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 25 million and 9 million shares, respectively.
Stock Options: Stock options may be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually, beginning one year from the date of grant, and expire no later than 10 years from the date of grant. In addition, stock options may be granted that include the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option. During the three and nine months ended September 30, 2006, pretax compensation expense recognized for stock options totaled $5 million and $16 million, respectively, and $4 million and $15 million, respectively, for the comparable periods of 2005. The tax benefit was $2 million and $5 million for the three and nine months ended September 30, respectively, of both years.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation’s employee stock options. The model is sensitive to changes in assumptions which can materially affect the fair value estimate. Historically, the Corporation used historical volatility to determine the expected volatility assumption. During the fourth quarter of 2005, the Corporation refined its method of estimating expected volatility to include both historical volatility and implied volatility based upon National City options traded in the open market. The expected dividend yield is computed based on the current dividend rate. The expected term of the options is based on the Corporation’s historical exercise experience, and the risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the options. The following assumptions were used to determine the fair value of options granted in the periods stated below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005

Expected volatility	20.1%	20.9%	19.9%	20.9%
Expected dividend yield	4.3	4.3	4.3	4.1
Risk-free interest rate	4.2	3.8	4.1	3.7
Expected term (in years)	5	6	6	5

Stock option activity for the nine months ended September 30 follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate Intrinsic Value
	Shares	Price	(in years)	(In thousands)

Outstanding at January 1, 2006	50,135,498	$30.72
Granted	710,856	36.42
Exercised	(7,788,374)	27.59
Forfeited or expired	(609,895)	35.31

Outstanding at September 30, 2006	42,448,085	$31.32	4.7	$227,287

Exercisable at September 30, 2006	36,796,371	$30.71	4.2	$219,573

Outstanding at January 1, 2005	54,700,740	$29.83
Granted	1,456,257	35.90
Exercised	(5,624,937)	24.93
Forfeited or expired	(636,470)	32.86

Outstanding at September 30, 2005	49,895,590	$30.52	5.3	$178,942

Exercisable at September 30, 2005	42,398,020	$29.71	4.4	$178,927

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $4.95 and $5.12, respectively. The weighted-average grant date fair value of options granted during both the three and nine months ended September 30, 2005 was $5.22. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006, was $10 million and $65 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005, was $22 million and $60 million, respectively. As of September 30, 2006, there was $26 million of total unrecognized compensation cost related to nonvested stock option awards. This cost is expected to be recognized over a period of four years.
Cash received from the exercise of options for the three and nine months ended September 30, 2006 was $31 million and $164 million, respectively. Cash received from the exercise of options for the three and nine months ended September 30, 2005 was $48 million and $137 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $3 million and $20 million for the three and nine months ended September 30, 2006, respectively. The tax benefit realized for the tax deductions from option exercises totaled $7 million and $17 million for the three and nine months ended September 30, 2005, respectively. The Corporation generally uses treasury shares to satisfy stock option exercises.
Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four year period. The Corporation recognizes compensation expense over the restricted period. Pretax compensation expense recognized for restricted shares during the three and nine months ended September 30, 2006 totaled $11 million and $33 million, respectively. Pretax compensation expense recognized for restricted shares during the three and nine months ended September 30, 2005 totaled $9 million and $28 million, respectively. The tax benefit was $4 million and $12 million for the three and nine months ended September 30, 2006, respectively while the tax benefit was $3 million and $10 million for the same periods in 2005.

Restricted share activity for the nine months ended September 30 follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1	6,452,193	$33.76	4,838,125	$31.47
Granted	175,478	34.67	695,915	35.52
Vested	(845,861)	31.44	(584,915)	19.92
Forfeited	(308,849)	34.14	(225,611)	32.07

Nonvested at September 30	5,472,961	$34.10	4,723,514	$33.46

As of September 30, 2006, there was $98 million of total unrecognized compensation cost related to restricted shares. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the three and nine months ended September 30, 2006, was $9 million and $30 million, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2005, was $9 million and $21 million, respectively.
22. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
National City has a noncontributory defined benefit pension plan covering substantially all employees hired prior to April 1, 2006. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are allocated to employee accounts. Actuarially determined pension costs are charged to noninterest expense in the income statement. The funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974.
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
The components of net periodic cost for the three and nine months ended September 30 follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2006	2005	2006	2005

Pension Benefits
Service cost	$14,532	$14,885	$43,595	$44,655
Interest cost	22,359	21,293	67,077	63,878
Expected return on plan assets	(34,682)	(34,498)	(104,046)	(103,494)
Amortization of prior service cost	(1,189)	(1,189)	(3,566)	(3,566)
Recognized net actuarial loss	275	375	825	1,125

Net periodic cost	$1,295	$866	$3,885	$2,598

Postretirement Benefits
Service cost	$444	$846	$1,332	$2,538
Interest cost	2,131	2,233	6,393	6,698
Amortization of prior service cost	47	24	141	72
Transition obligation	227	351	681	1,051
Recognized net actuarial loss	143	244	429	735
Curtailment gain	(1,299)	—	(3,896)	—

Net periodic cost	$1,693	$3,698	$5,080	$11,094

Measurement dates of October 31, 2005 and January 1, 2006 were used for the defined benefit plan and the postretirement plan, respectively.

Actuarial assumptions used to determine the net periodic costs were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Weighted-Average Assumptions
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	2.75-7.50	2.75-7.50	2.75-7.50	2.75-7.50
Expected long-term return on plan assets	8.5	8.5	—	—

The Corporation also maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation. At September 30, 2006, December 31, 2005, and September 30, 2005, obligations of $98 million, $95 million and $94 million, respectively, were included in accrued expenses and other liabilities for these plans. Expenses related to these plans totaled $4 million and $11 million for the three and nine months ended September 30, 2006, respectively, and $4 million and $12 million of the same periods in 2005.
Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2006 and 2005, the Corporation provided up to a 6.9% matching contribution. Matching contributions totaled $19 million and $67 million for the three and nine months ended September 30, 2006, respectively, and $18 million and $63 million for the same periods in 2005.
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
Credit risk occurs when a counterparty to a derivative contract where the Corporation has an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At September 30, 2006, these collateral agreements covered 99.7% of the notional amount of the total derivative portfolio, excluding futures, forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At September 30, 2006, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $263 million to collateralize net gains with counterparties and had pledged or delivered to counterparties U.S. government and U.S. government-sponsored agency securities with a fair value of $196 million to collateralize net losses with counterparties. The Corporation typically does not have collateral agreements covering open forward commitments to sell or purchase mortgage loans or mortgage-backed securities due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer.

Derivative contracts are valued using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of its derivatives. The interest rates used in these cash flow models are based on forward yield curves that are observable in the current cash and derivatives markets, consistent with how derivatives are valued by market participants. Cash flow models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage banking loan commitment is based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The change in fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices. The probability that the loan will fund is derived from the Corporation’s own historical empirical data. The change in value of the underlying mortgage loan is measured from the commitment date. At the time of issuance, the estimated fair value of the commitment is zero. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on September 30, 2006, December 31, 2005, and September 30, 2005.
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
For the three- and nine-month periods ended September 30, 2006, the Corporation recognized total net ineffective fair value hedge gains of $214 thousand and $3 million, respectively. For the same periods in 2005, the Corporation recognized total net ineffective fair value hedge gains of $6 million and $60 million, respectively. Details of net ineffective hedge gains and losses by hedge strategy are presented in the tables on pages 44-45. Net ineffective hedge gains and losses on residential mortgage and commercial real estate loans held for sale are included in loan sale revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial portfolio loans and fixed-rate funding products are included in other noninterest income on the income statement. Net ineffective hedge gains and losses related to hedging mortgage servicing rights recognized prior to January 1, 2006 were included in loan servicing revenue on the income statement.
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
Retrospective hedge effectiveness for cash flow hedges of variable-rate funding products is determined using a dollar offset ratio applied on a monthly basis. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For the nine-month period ended September 30, 2006, the Corporation recognized net ineffective cash flow hedge losses of $34 thousand, all of which were recognized in the first quarter. For three- and nine-month periods ended September 30, 2005, the Corporation recognized net ineffective cash flow hedge losses of $108 thousand and $292 thousand, respectively. These losses are included in other noninterest income on the income statement.
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At September 30, 2006, December 31, 2005, and September 30, 2005, accumulated other comprehensive income included a deferred after-tax net (loss) gain of $(2) million, $16 million and $18 million, respectively, related to derivatives used to hedge funding cash flows. See Note 17 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in accumulated other comprehensive income at September 30, 2006 was projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through July 2008, with $360 thousand of after-tax net gain expected to be recognized in interest expense within the next year. There were no gains or losses reclassified into earnings in the first nine months of 2006 arising from the determination that the original forecasted transaction would not occur. During the nine-month period ended September 30, 2005, a pretax gain of $8 million was reclassified from other comprehensive income to noninterest expense as a component of the net gain on the extinguishment of certain variable-rate debt secured by automobile leases.
Summary information regarding the interest rate derivatives portfolio used for interest rate risk management purposes and designated as accounting hedges under SFAS 133 at September 30, 2006, December 31, 2005, and September 30, 2005 follows:

	September 30, 2006			Net Ineffective		December 31, 2005
		Derivative		Hedge Gains (Losses)			Derivative
				Three	Nine
				Months Ended	Months Ended
	Notional			September 30,	September 30	National		Liability
(In Millions)	Amount	Asset	Liability	2006	2006	Amount	Asset	Liability

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$112	$1.3	$.3			$121	$1.5	$.1
Pay-fixed interest rate swaps	2,912	36.9	13.1			3,864	49.4	38.5
Pay-fixed interest rate swaptions sold	50	—	.1			50	—	.5
Interest rate caps sold	150	—	—			210	—	.1
Interest rate floors sold	210	—	—			260	—	.4
Interest rate futures purchased	1,935	—	—			3,146	—	—
Interest rate futures sold	2,311	—	—			3,614	—	—
Interest rate collar purchased	5	—	.2			—	—	—

Total	7,685	38.2	13.7	$(2.2)	$6.7	11,265	50.9	39.6

Mortgage loans held for sale
Net forward commitments to sell mortgage loans and mortgage-backed securities	870	1.7	15.4			2,670	1.3	20.5
Receive-fixed interest rate swaps	1,945	12.8	27.2			2,090	20.5	36.3
Pay-fixed interest rate swaps	550	—	7.1			550	—	15.8
Pay-fixed interest rate swaptions purchased	—	—	—			500	3.7	—
Interest rate caps purchased	500	—	—			2,000	7.3	—
Interest rate futures purchased	—	—	—			75	—	—

Total	3,865	14.5	49.7	(1.4)	(1.8)	7,885	32.8	72.6

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	160	—	2.7	—	—	13	—	.4

Mortgage servicing rights (a)
Net forward commitments to purchase mortgage loans and mortgage-backed securities						6,965	44.0	—
Receive-fixed interest rate swaps						11,810	79.9	217.4
Receive-fixed interest rate swaptions purchased						4,050	40.2	—
Receive-fixed interest rate swaptions sold						500	—	—
Pay-fixed interest rate swaps						2,000	—	3.6
Pay-fixed interest rate swaptions purchased						15,450	53.4	—
Pay-fixed interest rate swaptions sold						265	—	1.7
Principal-only interest rate swaps						864	5.5	—
Options to purchase mortgage-backed securities						—	1.5	—
Interest rate caps purchased						24,450	37.2	—
Interest rate caps sold						3,000	—	—
Interest rate floors purchased						500	4.6	—
Interest rate futures purchased						720	—	—

Total	—	—	—	—	—	70,574	266.3	222.7

Funding
Receive-fixed interest rate swaps	7,796	118.6	118.5			8,069	160.3	118.4
Callable receive-fixed interest rate swaps	2,421	—	87.8			2,780	1.2	85.1

Total	10,217	118.6	206.3	3.8	(1.5)	10,849	161.5	203.5

Total derivatives used in fair value hedges	21,927	171.3	272.4	.2	3.4	100,586	511.5	538.8

Cash Flow Hedges
Funding
Pay-fixed interest rate swaps	—	—	—			275	4.6	—
Interest rate caps purchased	300	.1	—			4,800	18.9	—

Total	300	.1	—	—	—	5,075	23.5	—

Total derivatives used in cash flow hedges	300	.1	—	—	—	5,075	23.5	—

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$22,227	$171.4	$272.4	$.2	$3.4	$105,661	$535.0	$538.8

(a)	Effective January 1, 2006, mortgage servicing rights are carried at fair value and no longer designated in SFAS 133 hedge relationships.

	September 30, 2005			Net Ineffective
			Derivative	Hedge Gains (Losses)
				Three	Nine
	Notional			Months Ended	Months Ended
(In Millions)	Amount	Asset	Liability	September 30, 2005	September 30, 2005

Fair Value Hedges
Loans
Receive-fixed interest rate swaps	$69	$1.8	$.1
Pay-fixed interest rate swaps	3,710	33.6	52.6
Pay-fixed interest rate swaptions sold	50	—	.8
Interest rate caps sold	285	—	.1
Interest rate floors sold	260	—	.7
Interest rate futures purchased	3,739	—	—
Interest rate futures sold	4,234	—	—

Total	12,347	35.4	54.3	$5.6	$17.5

Mortgage loans held for sale
Net forward commitments to sell mortgage loans and mortgage-backed securities	3,393	16.1	1.9
Receive-fixed interest rate swaps	1,325	47.6	—
Pay-fixed interest rate swaptions purchased	500	4.3	—
Interest rate caps purchased	3,250	6.9	—

Total	8,468	74.9	1.9	.4	4.5
Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	25	—	—	(.1)	(.1)

Mortgage servicing rights
Net forward commitments to purchase mortgage loans and mortgage-backed securities	8,315	—	57.2
Receive-fixed interest rate swaps	12,430	106.2	173.3
Receive-fixed interest rate swaptions sold	500	—	.1
Pay-fixed interest rate swaps	2,000	7.2	—
Pay-fixed interest rate swaptions purchased	19,150	54.4	—
Pay-fixed interest rate swaptions sold	1,400	—	31.9
Principal-only interest rate swaps	779	.4	6.0
Interest rate caps purchased	29,050	45.7	—
Interest rate caps sold	3,000	—	.2
Interest rate floors purchased	1,500	—	—
Interest rate futures purchased	1,358	—	—

Total	79,482	213.9	268.7	(.7)	36.6

Funding
Receive-fixed interest rate swaps	7,725	205.2	92.3
Callable receive-fixed interest rate swaps	2,825	3.2	61.8

Total	10,550	208.4	154.1	.4	1.1

Total derivatives used in fair value hedges	110,872	532.6	479.0	5.6	59.6

Cash Flow Hedges
Funding
Pay-fixed interest rate swaps	275	3.7	—
Interest rate caps purchased	4,800	23.6	—

Total	5,075	27.3	—	(.1)	(.3)

Total derivatives used in cash flow hedges	5,075	27.3	—	(.1)	(.3)

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$115,947	$559.9	$479.0	$5.5	$59.3

Other Derivative Activities: The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. Those derivatives primarily include swaps, futures, options, and forwards used for interest rate and other risk management purposes, as well as residential and commercial mortgage banking loan commitments defined as derivatives under SFAS 133. Price risk associated with mortgage banking loan commitments is managed primarily through the use of other derivative instruments, such as forward sales of mortgage loans and mortgage-backed securities. Because mortgage banking loan commitments are defined as derivative instruments under SFAS 133, the associated derivative instruments used for risk management do not qualify for hedge accounting under SFAS 133. Since the January 1, 2006 adoption of SFAS 156, which allows servicing assets to be accounted for at fair value, the derivative instruments used to hedge risk associated with declines in the value of residential mortgage servicing rights are no longer designated in SFAS 133 hedge relationships with these assets. Details of the specific derivative products used for mortgage servicing rights risk management as of September 30, 2006 is presented in the following table.

	September 30, 2006
	Notional	Derivative
(In Millions)	Amount	Asset	Liability

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$5,050	$20.8	$—
Receive-fixed interest rate swaps	5,580	31.7	124.0
Receive-fixed interest rate swaptions purchased	9,000	93.0	—

	September 30, 2006
	Notional	Derivative
(In Millions)	Amount	Asset	Liability

Receive-fixed interest rate swaptions sold	3,700	—	38.4
Pay-fixed interest rate swaps	1,930	—	68.4
Pay-fixed interest rate swaptions purchased	4,100	19.8	—
Pay-fixed interest rate swaptions sold	1,400	—	30.9
Principal-only interest rate swaps	397	1.9	—
Interest rate caps purchased	4,850	20.5	—
Interest rate caps sold	2,000	—	—
Interest rate floors purchased	16,200	100.7	—
Interest rate futures purchased	1,080	—	—

Total derivative instruments used for mortgage servicing right risk management not included in a SFAS 133 hedge	$55,287	$288.4	$261.7

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
A summary of the net assets and net gains or losses associated with derivative instruments not in used SFAS 133 hedge relationships, including those used for mortgage servicing rights, by type of activity follows:

	Net Derivative Asset (Liability)			Net Gains (Losses)
				Three Months Ended		Nine Months Ended
	September 30	December 31	September 30	September 30		September 30
(In Millions)	2006	2005	2005	2006	2005	2006	2005

Loan sale and servicing related:
Mortgage servicing right risk Management	$26.7	$(6.4)	$(40.8)	$327.2	$26.7	$(262.3)	$145.7
Mortgage and commercial real estate loan commitments and loan risk management	13.1	(8.4)	20.4	27.0	.1	1.6	125.9

Total loan sale and servicing related	39.8	(14.8)	(20.4)	354.2	26.8	(260.7)	271.6

Trading derivatives:
Customer risk management	30.8	23.5	21.2	3.3	4.7	12.7	11.9
Other	.5	3.0	7.6	1.0	2.9	3.3	15.1

Total trading	31.3	26.5	28.8	4.3	7.6	16.0	27.0

Used for other risk management purposes	54.8	26.7	.7	17.5	(13.7)	(15.3)	(1.0)

Total other derivative instruments	$125.9	$38.4	$9.1	$376.0	$20.7	$(260.0)	$297.6

24. LINE OF BUSINESS RESULTS
National City operates five major lines of business: Consumer and Small Business Financial Services, Wholesale Banking, National City Mortgage, National Consumer Finance, and Asset Management. In 2006, the Corporation implemented changes in the management and reporting of certain business units. In 2005, dealer finance was managed and reported as a unit of Consumer and Small Business Financial Services. In late 2005, the Corporation announced its plans to exit the indirect automobile lending business, and the management and reporting of this business were realigned. Automobile floorplan and recreational finance lending are now reported within Wholesale Banking. The remaining components of dealer finance, including automobile leasing and manufactured housing lending, are in run-off and are reported within Parent and Other. In addition, Warehouse Resources was managed and reported as a unit of National Consumer Finance in prior periods. Effective in September 2006, this business unit was transferred to Wholesale Banking. Prior periods’ results have been reclassified to conform with the current presentation.
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
National City Mortgage (NCM) primarily originates conventional residential mortgage and home equity loans both within National City’s banking footprint and nationally. NCM’s activities also include servicing mortgage loans for third party investors. Mortgage loans originated by NCM generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During the first nine months of 2006, 65% of NCM mortgage loans were originated through retail mortgage branches operated by NCM nationally, or through CSB bank branches within National City’s banking footprint, while 35% were originated through wholesale and correspondent channels. Significant revenue streams for NCM include net interest income on loans held for sale and fee income related to the origination, sale, and servicing of loans. Expenses include personnel costs, branch office costs, third party outsourcing, and loan collection expenses.
National Consumer Finance (NCF) is comprised of four business units involved in the origination, sale and servicing of home equity loans, lines of credit, and nonconforming residential mortgage loans: First Franklin Financial Corporation, National City Home Loan Services, National Home Equity and National Recreation Finance. Loans are originated nationally through correspondent relationships and a network of brokers. The National Home Equity business unit within NCF originates, primarily through brokers, prime quality home equity loans outside National City’s banking footprint. Historically, all of these loans were held in portfolio, but in late 2005, the Corporation announced plans to sell or securitize most of its future home equity production. The Corporation sold $3.5 billion of home equity lines of credit and $1.2 billion of home equity loans during the first nine months of 2006. Nonconforming mortgage loans are originated by First Franklin Financial Corporation (First Franklin), principally through wholesale channels, including a national network of brokers and mortgage bankers. During the first nine months of 2006, substantially all of First Franklin originated loans were sold compared with 70% of First Franklin originated loans sold for the same period of 2005. A significant portion of First Franklin loans are sold with servicing retained by the Corporation. During the first nine months of 2006, 85% of the First Franklin loans sold were sold with servicing retained versus 69% of loans sold servicing retained in the same period of 2005. National City Home Loan Services (NCHLS) services First Franklin loans which are retained in portfolio as well as for third parties. On September 5, 2006, the Corporation entered into a definitive agreement to sell its First Franklin and NCHLS business units. Subject to regulatory approval, this transaction is expected to close before year end. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination, sale and servicing of loans. Expenses include personnel costs, branch office costs, loan servicing and collection expenses.
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

Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business follows:

	Consumer and
	Small Business			National
	Financial	Wholesale	National City	Consumer	Asset	Parent and	Consolidated
(In Thousands)	Services	Banking	Mortgage	Finance	Management	Other	Total

Three months ended September 30, 2006

Net interest income (expense)(a)	$514,859	$379,265	$58,652	$260,307	$32,400	$(96,126)	$1,149,357
Provision (benefit) for credit losses	46,530	7,295	13,901	19,271	1,526	(15,591)	72,932

Net interest income (expense) after provision	468,329	371,970	44,751	241,036	30,874	(80,535)	1,076,425
Noninterest income	273,764	169,880	176,669	103,747	86,921	66,494	877,475
Noninterest expense	428,964	222,965	166,511	174,859	80,312	110,587	1,184,198

Income (loss) before taxes	313,129	318,885	54,909	169,924	37,483	(124,628)	769,702
Income tax expense (benefit)(a)	120,376	110,246	21,089	64,528	14,169	(87,152)	243,256

Net income (loss)	$192,753	$208,639	$33,820	$105,396	$23,314	$(37,476)	$526,446

Intersegment revenue (expense)	$(599)	$7,654	$10,953	$(22,519)	$1,726	$2,785	$—
Average assets (in millions)	24,236	49,438	12,824	35,765	3,733	12,438	138,434

Three months ended September 30, 2005

Net interest income (expense)(a)	$482,060	$377,077	$90,355	$303,131	$29,629	$(75,142)	$1,207,110
Provision (benefit) for credit losses	49,154	(17,644)	1,552	22,378	526	(514)	55,452

Net interest income (expense) after provision	432,906	394,721	88,803	280,753	29,103	(74,628)	1,151,658
Noninterest income	262,710	149,781	162,068	50,266	84,949	36,649	746,423
Noninterest expense	417,159	203,083	208,893	130,389	83,735	113,054	1,156,313

Income (loss) before taxes	278,457	341,419	41,978	200,630	30,317	(151,033)	741,768
Income tax expense (benefit)(a)	107,532	129,276	15,855	75,838	11,460	(76,024)	263,937

Net income (loss)	$170,925	$212,143	$26,123	$124,792	$18,857	$(75,009)	$477,831

Intersegment revenue (expense)	$(829)	$8,115	$16,471	$(9,896)	$1,474	$(15,335)	$—
Average assets (in millions)	23,500	45,563	14,971	42,384	3,477	15,072	144,967

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.

	Consumer and
	Small Business			National
	Financial	Wholesale	National City	Consumer	Asset	Parent and	Consolidated
(In Thousands)	Services	Banking	Mortgage	Finance	Management	Other	Total

Nine months ended September 30, 2006

Net interest income (expense)(a)	$1,502,607	$1,127,530	$184,281	$827,908	$94,903	$(236,529)	$3,500,700
Provision (benefit) for credit losses	99,393	31,992	17,170	47,384	(1,538)	(34,509)	159,892

Net interest income (expense) after provision	1,403,214	1,095,538	167,111	780,524	96,441	(202,020)	3,340,808
Noninterest income	789,389	551,429	196,887	308,741	264,924	205,833	2,317,203
Noninterest expense	1,246,608	682,741	503,459	496,775	240,012	337,053	3,506,648

Income (loss) before taxes	945,995	964,226	(139,461)	592,490	121,353	(333,240)	2,151,363
Income tax expense (benefit)(a)	363,819	353,478	(52,409)	224,258	45,872	(241,834)	693,184

Net income (loss)	$582,176	$610,748	$(87,052)	$368,232	$75,481	$(91,406)	$1,458,179

Intersegment revenue (expense)	$(1,799)	$23,982	$42,654	$(62,889)	$4,887	$(6,835)	$—
Average assets (in millions)	24,412	48,283	12,503	38,010	3,657	12,415	139,280

Nine months ended September 30, 2005

Net interest income (expense)(a)	$1,437,016	$1,095,208	$290,443	$897,869	$87,916	$(273,926)	$3,534,526
Provision (benefit) for credit losses	167,625	(53,375)	32,470	26,188	2,282	(23,464)	151,726

Net interest income (expense) after provision	1,269,391	1,148,583	257,973	871,681	85,634	(250,462)	3,382,800
Noninterest income	700,570	428,179	717,362	216,109	260,331	204,508	2,527,059
Noninterest expense	1,212,308	611,441	572,349	395,110	239,463	453,168	3,483,839

Income (loss) before taxes	757,653	965,321	402,986	692,680	106,502	(499,122)	2,426,020
Income tax expense (benefit)(a)	293,410	365,655	139,191	261,833	40,258	(261,427)	838,920

Net income (loss)	$464,243	$599,666	$263,795	$430,847	$66,244	$(237,695)	$1,587,100

Intersegment revenue (expense)	$(2,499)	$21,989	$45,149	$(27,711)	$4,432	$(41,360)	$—
Average assets (in millions)	23,646	44,285	14,728	39,273	3,377	15,767	141,076

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.
Effective January 1, 2006, the Corporation changed its methodology for allocating interest credit on mortgage escrow accounts from a short-term rate to a longer-term swap rate to better reflect the duration of these accounts. This change did not have a significant impact on NCM’s net interest income for 2006 as the yield curve was relatively flat. Had this same methodology been applied to prior periods, NCM’s net interest income for the three and nine months ended September 30, 2005, would have increased by $5 million and $21 million, respectively.

25. FINANCIAL HOLDING COMPANY
Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:
Balance Sheets

	September 30	December 31	September 30
(In Thousands)	2006	2005	2005

Assets
Cash and demand balances due from banks	$651,232	$509,001	$787,926
Loans to and receivables from subsidiaries	787,722	988,695	615,931
Securities	195,568	337,882	491,353
Other investments	207,741	238,655	16,476
Investments in:
Bank subsidiary	13,373,192	12,901,087	13,587,371
Nonbank subsidiaries	490,625	394,523	354,034
Goodwill	117,471	121,865	108,949
Derivative assets	70,607	90,655	107,643
Other assets	626,530	728,260	614,871

Total Assets	$16,520,688	$16,310,623	$16,684,554

Liabilities and Stockholders’ Equity
Long-term debt	$2,309,101	$2,330,416	$2,356,813
Borrowed funds from subsidiaries	341,617	473,522	593,357
Derivative liabilities	34,515	34,540	22,392
Accrued expenses and other liabilities	933,632	859,274	791,705

Total liabilities	3,618,865	3,697,752	3,764,267
Stockholders’ equity	12,901,823	12,612,871	12,920,287

Total Liabilities and Stockholders’ Equity	$16,520,688	$16,310,623	$16,684,554

Securities and other investments totaling $103 million at September 30, 2006 were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance include the junior subordinated debt securities payable to the wholly owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $330 million at September 30, 2006. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $1.1 billion at September 30, 2006. Additionally, the holding company guarantees National City Bank’s financial obligation under its membership with Visa® up to $600 million and MasterCard® up to $400 million.
Statements of Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2006	2005	2006	2005

Income
Dividends from:
Bank subsidiaries	$—	$200,000	$425,000	$975,000
Nonbank subsidiaries	194	50	468	11,411
Interest on loans to subsidiaries	14,595	14,647	46,617	34,757
Interest and dividends on securities	1,455	3,967	5,490	10,587
Securities gains, net	286	(343)	11,917	10,347
Other income	14,927	22,853	41,503	41,852

Total Income	31,457	241,174	530,995	1,083,954

Expense
Interest on debt and other borrowings	38,777	32,272	111,557	86,247
Other expense	31,753	25,121	92,435	57,315

Total Expense	70,530	57,393	203,992	143,562

(Loss)/income before taxes and equity in undistributed net income of subsidiaries	(39,073)	183,781	327,003	940,392
Income tax (benefit) expense	(14,246)	5,197	(51,179)	16,217

(Loss)/income before equity in undistributed net income of subsidiaries	(24,827)	178,584	378,182	924,175
Equity in undistributed net income of subsidiaries	551,273	299,247	1,079,997	662,925

Net Income	$526,446	$477,831	$1,458,179	$1,587,100

Statements of Cash Flows

	Nine Months Ended
	September 30
(In Thousands)	2006	2005

Operating Activities
Net income	$1,458,179	$1,587,100
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(1,079,997)	(662,925)
Depreciation and amortization of properties and equipment	2,019	2,018
(Increase) decrease in receivables from subsidiaries	(48,930)	1,650
Securities gains, net	(11,917)	(10,347)
Other (gains) losses, net	(1,534)	(15,035)
Amortization of premiums and discounts on securities and debt	(6,960)	(7,225)
Increase (decrease) in accrued expenses and other liabilities	78,307	(49,155)
Excess tax benefit for share based payments	(17,428)	—
Other, net	103,739	99,092

Net cash provided by operating activities	475,478	945,173

Investing Activities
Purchases of securities	(101,761)	(289,256)
Proceeds from sales and maturities of securities	252,133	194,992
Net change in other investments	30,914	60,551
Principal collected on loans to subsidiaries	327,000	665,000
Loans to subsidiaries	(77,000)	(535,000)
Investments in subsidiaries	(103,672)	(56,382)
Returns of investment from subsidiaries	700,000	635,556
Proceeds from sale of Madison Bank	—	29,161
Cash paid for acquisitions, net	(80,497)	—

Net cash provided by investing activities	947,117	704,622

Financing Activities
Issuance of debt	—	698,875
Repayment of debt	(139,266)	(250,880)
Excess tax benefit for share based payments	17,428	—
Dividends paid	(696,599)	(691,013)
Issuances of common stock	229,259	301,388
Repurchases of common stock	(691,186)	(1,011,734)

Net cash used in financing activities	(1,280,364)	(953,364)

Increase in cash and demand balances due from banks	142,231	696,431
Cash and demand balances due from banks, January 1	509,001	91,495

Cash and Demand Balances Due from Banks, September 30	$651,232	$787,926

Supplemental Information
Cash paid for interest	$113,145	$77,750
Common shares, preferred shares, and stock options issued for acquisitions	(4,344)	(8,579)

Retained earnings of the holding company included $8.9 billion, $7.8 billion, and $7.7 billion of equity in undistributed net income of subsidiaries at September 30, 2006, December 31, 2005, and September 30, 2005, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL REVIEW
This Quarterly Report contains forward-looking statements. See page 72 for further information on the risks and uncertainties associated with forward-looking statements.
The financial review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for the three and nine months ended September 30, 2006 and serves to update the 2005 Annual Report on Form 10-K (Form 10-K). The financial review should be read in conjunction with the financial information contained in the Form 10-K and in the accompanying consolidated financial statements and notes presented on pages 4 through 50 of this quarterly report.
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
Tax-equivalent net interest income for the third quarter of 2006 was $1.2 billion, slightly below that of the second quarter of 2006 and the third quarter a year ago. Net interest margin was 3.73%, essentially equal to both the preceding quarter and the third quarter of 2005. Average earning assets were down slightly compared with the preceding quarter and the third quarter last year as a result of a decision in the second half of 2005 to begin selling all new production of broker-originated home equity and nonconforming mortgage loans. On a year-to-date basis, tax-equivalent net interest income and net interest margin were about equal to the prior year. Core deposit growth continued, with average consumer and small business deposits up 5% compared to the third quarter of last year.
Fees and other income increased 12% compared with the preceding quarter and 17% compared with the third quarter a year ago. The linked-quarter increase reflects continued growth in deposit service fees and mortgage servicing right (MSR) hedging gains. Net MSR hedging gains were $9 million in the third quarter of 2006 versus losses of $115 million in the second quarter of 2006. Compared to the third quarter a year ago, fees and other income increased on higher deposit service fees, loan sale revenue, and loan servicing revenue.
Credit quality continued to be relatively stable. Net charge-offs increased in comparison to the preceding quarter due primarily to a fraud-related mortgage loan loss and a charge-off of the allowance related to certain nonconforming mortgage loans which were transferred to held for sale.
BEST IN CLASS
Best In Class is a program designed to drive long-term performance improvement and cultural change. It includes reengineering or replacement of business processes, incentive systems, and management structures. Progress continues on implementing these initiatives. Management estimates that Best In Class will improve pretax income by approximately $160 million in 2006, $400 million in 2007, and $700 million in 2008. These estimates have been updated to reflect the anticipated sale of the First Franklin nonconforming mortgage loan origination unit and related servicing platform. Further, all of the Best In Class projections are subject to revision as implementation progresses.
RESULTS OF OPERATIONS
Net Interest Income
This section should also be reviewed in conjunction with the daily average balances/net interest income/rates table presented on pages 74-76 of this financial review.
Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for federal income tax purposes. In order to compare the tax-exempt yields on these assets to taxable yields, the interest earned on these assets is adjusted to a tax-equivalent amount based upon the marginal federal income tax rate of 35%. The tax-equivalent adjustments to net interest income were $8 million and $22 million for the third quarter and first nine months of 2006, respectively, and $8 million and $23 million for the same periods of 2005, respectively.

Tax-equivalent net interest income was $1.2 billion and $3.5 billion for the third quarter and first nine months of 2006, respectively, down slightly from the third quarter and first nine months of 2005. Net interest margin was 3.73% in the third quarter of 2006, compared to 3.72% for third quarter of 2005. Net interest margin for the first nine months of 2006 was 3.76%, compared to 3.75% for the same period a year ago.
Tax-equivalent net interest income was down slightly in 2006 due to a decrease in average earning assets as a result of the originate-and-sell strategy for nonconforming residential mortgage loans and non-footprint home equity loans and line of credit.
Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources affecting net interest income and net interest margin are included in the Financial Condition section of this financial review beginning on page 59.
Noninterest income
Details of noninterest income follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2006	2006	2005	2006	2005

Loan sale revenue	$215	$285	$158	$644	$615
Loan servicing revenue	104	(21)	65	39	367
Deposit service charges	214	203	198	606	539
Trust and investment management fees	74	80	73	227	224
Leasing revenue	54	61	66	175	209
Other service fees	35	37	34	104	93
Brokerage revenue	35	30	35	99	118
Insurance revenue	33	33	25	98	71
Principal investment gains, net	30	24	14	88	33
Card-related fees	29	26	31	85	82
Derivatives (losses)/gains	23	(11)	(1)	6	44
Other	31	36	50	133	114

Total fees and other income	877	783	748	2,304	2,509
Securities gains, net	—	1	(1)	13	18

Total noninterest income	$877	$784	$747	$2,317	$2,527

Loan sale revenue includes loan sale or securitization gains/(losses) as well as gains/(losses) recognized on derivative instruments utilized to hedge certain loans prior to sale. Revenue by loan type is shown below:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2006	2006	2005	2006	2005

Residential real estate	$179	$207	$143	$505	$568
Commercial loans	15	52	12	81	29
Other consumer loans	21	26	3	58	18

Total loan sale revenue	$215	$285	$158	$644	$615

Residential real estate loan sale revenue decreased compared to the preceding quarter, despite higher sale volumes, due to a $32 million provision for anticipated repurchases of sold nonconforming mortgage loans, as well as a $11 million fair value write-down recognized on nonconforming mortgage loans transferred to held for sale resulting from changes in the loans’ underlying interest rates. Residential real estate loan sales increased to $16.1 billion in the third quarter of 2006 from $14.5 billion in the prior quarter. Demand for mortgage loans is typically stronger in the third quarter than the second quarter. Margins on sales of conforming mortgage loans improved slightly during the third quarter, while margins on nonconforming mortgage loans declined. Revenue from home equity loan sales also increased by $6 million compared to the preceding quarter. Home equity loans sold were $806 million in the third quarter of 2006 compared to $420 million in the preceding period.
Compared to the third quarter a year ago, residential real estate loan sale revenue increased due to better margins realized on sale. Margins on sales of conforming mortgage loan increased by 42 basis points compared to the third quarter a year ago, while margins on nonconforming mortgage loans decreased slightly. The volume of residential real estate loans sold declined compared to the third quarter a year ago due to higher interest rates in 2006. Residential real estate loan sales were $43.5 billion in the first nine months of

2006 versus $54.1 billion in the prior period. On a year-to-date basis, margins on sales of residential real estate loans were somewhat mixed. Margins on conforming mortgage loan sales improved 22 basis points in 2006 compared with the prior period. However, margins on sales of nonconforming mortgage loans declined 32 basis points in 2006.
Commercial loan sales decreased on a linked-quarter basis due to a lower volume of commercial real estate loan sales, as well as a nonrecurring $26 million gain on sale of commercial leases realized in the second quarter. On a year-to-date basis, commercial loan sales have increased due to a higher volume of commercial real estate loan sales, as well as the aforementioned commercial lease sales.
Gains on sale of other consumer loans decreased compared to the prior quarter due to cyclical student loan sales which tend to be concentrated in the second quarter of the year. The second quarter of 2006 included a $16 million gain on student loan sales, while the third quarter had a minimal amount of such sales. Revenue from sales of home equity lines of credit increased by $12 million on a linked-quarter basis which reflects a higher premium as the lines sold represented new production. In the third quarter a year ago, there were no sales of home equity lines of credit. On a year-to-date basis, other consumer loan sale revenues increased for this same reason, in addition to higher revenue from securitization activities and student loans sales.
Loan servicing revenue consists of net contractual servicing fees, including late fees and ancillary fees, servicing asset valuation adjustments, and gains/(losses) on derivatives utilized to hedge mortgage servicing assets. The components of loan servicing revenue by product type follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2006	2006	2005	2006	2005

Commercial real estate	$3	$3	$4	$8	$10
Residential real estate	68	(72)	40	(77)	286
Other consumer loans	33	48	21	108	71

Total loan servicing revenue	$104	$(21)	$65	$39	$367

The decrease in other consumer loan servicing revenue on a linked-quarter basis was due to a cumulative catch-up of credit card securitization income of $12 million in the second quarter of 2006. In late 2005 and early 2006, credit card excess spread income was captured in the securitization trust, resulting from high levels of consumer bankruptcy charge-offs. This income was released from the trust and recognized as revenue by the Corporation during the second quarter of 2006 when credit card charge-offs stabilized. On a year-over-year basis, other consumer loan servicing revenue increased due to higher volumes of loans serviced from recent loan sales and securitizations for which the Corporation retained servicing rights. On a year-to-date basis, credit card servicing revenue increased $14 million, automobile loan servicing revenue increased $12 million, and home equity servicing revenue increased $12 million, for the same reasons previously described.
The components of residential real estate (mortgage) loan servicing revenue were as follows:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2006	2006	2005	2006	2005

Net contractual servicing fees	$158	$153	$133	$459	$393
Servicing asset time decay and payoffs(a)	(99)	(110)	(136)	(302)	(376)
MSR hedging gains/(losses):
Servicing asset valuation changes	(318)	153	342	28	251
Gains/(losses) on related derivatives	327	(268)	(299)	(262)	18

Net MSR hedging gains/(losses)	9	(115)	43	(234)	269

Total mortgage servicing revenue/(loss)	$68	$(72)	$40	$(77)	$286

(a)	Prior to January 1, 2006, time decay and payoffs were characterized as amortization of servicing assets.
Net contractual servicing fees increased compared to the third quarter a year ago and on a year-to-date basis due to continued growth in the portfolio of loans serviced for others. The unpaid principal balance associated with loans serviced for others was $190.8 billion at September 30, 2006, a 13% increase from $169.0 billion at September 30, 2005. Servicing asset time decay and payoffs represent the decrease in the MSR value due to the passage of time from both payoffs and regularly schedule loan principal payments. Payoffs have slowed in the third quarter of 2006 compared to prior periods due to rising interest rates.

The Corporation typically retains the right to service the mortgage loans it sells. Upon sale, the Corporation recognizes a mortgage servicing right (MSR), which represents the present value of the estimated net servicing cash flows to be realized over the estimated life of the underlying loan. The carrying value of MSRs was $2.3 billion at September 30, 2006, compared to $1.8 billion at September 30, 2005. This increase reflects a larger balance of loans serviced for others. The carrying value of MSRs declined from $2.5 billion at June 30, 2006 due primarily to a decrease in the fair value of this asset. Effective January 1, 2006, the Corporation adopted fair value as its measurement method for MSRs. In prior periods, the Corporation followed the amortization method of accounting for its MSRs. To the extent that MSRs were previously designated in qualifying SFAS 133 hedge relationships which were deemed effective, the carrying value of MSRs was permitted to be written up to fair value. However, if a hedge was deemed ineffective, or a derivative used to economically hedge MSRs was not formally designated in a SFAS 133 hedge relationship, the related MSRs were carried at lower of cost or fair value.
The value of MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of MSRs. The Corporation manages the risk associated with declines in the value of MSRs by using derivative instruments. Unrealized net derivative gains associated with MSRs were $27 million as of September 30, 2006. The ultimate realization of these gains can be affected by changes in interest rates, which may increase or decrease the ultimate cash settlement of these instruments.
During the third quarter of 2006, net MSR hedging gains were $9 million, compared to losses of $115 million in the second quarter, and gains of $43 million in the third quarter a year ago. In the second quarter of 2006, the implementation of a new prepayment model increased net MSR hedging losses by $56 million ($36 million after tax, or $.06 per diluted share). In prior periods, a third party model was utilized to forecast loan prepayments; the Corporation now employs an internal proprietary model. Both models utilize empirical data drawn from the historical performance of the Corporation’s managed portfolio. However, the new model has the ability to consider more loan characteristics in estimating future prepayment rates.
Deposit service charges increased on both a quarterly and year-over-year basis. The number of personal checking accounts has increased steadily, with year-over-year growth of 5%. Revenues have also increased due to a higher number of fee-generating transactions, primarily overdraft, nonsufficient funds, and debit card transactions. Overall personal account fees increased 7% compared to the preceding quarter and 10% versus a year ago. On a year-to-date basis, personal account fees were up 18% compared to the year ago period, and business account fees had 4% growth.
Trust and investment management fees decreased on a linked-quarter basis due to tax preparation services which are billed in the second quarter of the year. Leasing revenue declined on both a linked-quarter and year-over-year basis due to continued runoff of the leased automobile portfolio, which has more than offset growth in the commercial leasing portfolio. Other service fees increased on a year-to-date basis due to higher volumes of foreign currency transactions, official check issuances and loan syndications.
Brokerage revenue increased on a linked-quarter basis as an $8 million fair value write-down was recognized on trading securities in the second quarter of 2006. Fair value adjustments on trading securities also contributed to the year-to-date decrease in brokerage revenue. Insurance revenue has increased on a year-over-year basis due to a higher volume of reinsurance business. Principal investment gains have been increased in 2006 from higher realized gains on sale of these investments.
Derivative gains/(losses) include certain ineffective hedges on derivatives designated as SFAS 133 qualifying hedges, and fair value adjustments on derivatives not designated as SFAS 133 qualifying hedges. This line item does not include derivatives used to hedge mortgage loans held for sale and MSRs, which are presented within loan sale revenue and loan servicing revenue, respectively. Derivatives reported in this line item are typically utilized to hedge the fair value of certain recognized assets and liabilities, including deferred compensation liabilities, loans, fixed-rate debt, as well as certain forecasted cash flows. Due to the rising interest rate environment, the fair value of the derivatives used for interest rate risk management purposes increased during the third quarter of 2006. On a year-to-date basis, lower derivative gains were recognized in 2006 on derivatives held for trading purposes and ineffective commercial loan hedge relationships, while derivative losses were recognized on ineffective portfolio and funding hedges.
There were no unusual items included in other noninterest income for the third quarter of 2006. In the third quarter of 2005, other noninterest income included a $16 million gain on the sale of the Corporation’s former subsidiary, Madison Bank & Trust. Other noninterest income for the first nine months of 2006 included $36 million of income related to the release of a chargeback guarantee liability associated with a now-terminated credit card processing agreement. There was no similar income in the prior year. Other noninterest income for the first nine months of 2005 included no unusual items other than the previously described gain on the sale of Madison Bank & Trust.
A large portion of the securities gains recognized in 2006 and 2005 were associated with the Corporation’s bank stock fund. The bank stock fund was an internally managed portfolio of bank and thrift common stock investments which was liquidated in the first quarter of 2006. Gains associated with this portfolio were $11 million and $10 million in the first nine months of 2006 and 2005, respectively. No significant securities sales occurred in the third quarter of 2006.

Noninterest Expense
Details of noninterest expense follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2006	2006	2005	2006	2005

Salaries, benefits, and other personnel	$649	$636	$654	$1,926	$1,900
Third-party services	87	91	81	257	236
Equipment	74	79	71	232	223
Net occupancy	73	74	71	220	244
Leasing expense	38	42	25	123	134
Postage and supplies	37	34	36	108	111
Marketing and public relations	36	38	32	102	99
Insurance	28	30	12	85	35
Impairment, fraud and other losses	22	13	19	54	56
Travel and entertainment	18	20	20	56	63
Telecommunications	18	20	21	56	62
State and local taxes	20	23	20	60	66
Intangible asset amortization	13	10	11	34	41
Other	71	64	83	194	214

Total noninterest expense	$1,184	$1,174	$1,156	$3,507	$3,484

Details of salaries, benefits, and other personnel expense follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(Dollars in Millions)	2006	2006	2005	2006	2005

Salaries and wages	$355	$354	$361	$1,061	$1,068
Incentive compensation	218	204	229	593	608
Deferred personnel costs	(105)	(104)	(124)	(299)	(336)
Payroll taxes	35	39	36	127	125
Medical and other benefits	43	46	45	137	137
Contract labor	38	43	51	116	132
Retirement plans	21	22	20	71	66
Stock-based compensation	16	17	12	49	42
Deferred compensation	10	(1)	9	24	10
Severance and other	18	16	15	47	48

Total salaries, benefits, and other personnel	$649	$636	$654	$1,926	$1,900

Full-time-equivalent employees	33,621	33,951	35,133

Salaries, benefits, and other personnel costs increased in the third quarter of 2006 compared to the preceding quarter primarily due to higher incentive compensation and increases in deferred compensation costs. Incentive compensation costs increased due to higher loan originations and other incentive-based activities in the third quarter of 2006 as well as retention bonuses accrued for key personnel associated with the First Franklin and NCHLS business units. Deferred compensation costs, which represent market value adjustments on deferred compensation liabilities, increased in the third quarter due to changes in the investment indices used to value these liabilities.
On a year-to-date basis, salaries, benefits and other personnel costs increased in 2006 primarily due to lower deferred personnel costs and higher deferred compensation costs. These items were offset to some extent by lower incentive compensation and contract labor costs. Deferred personnel costs decreased due to lower loan originations in the 2006 period versus the 2005 period. Deferred compensation costs rose on a year-over-year basis due to increases in the investment indices used to value the deferred compensation liabilities. Lower loan originations during the first nine months of 2006 versus the same period a year ago drove the decreases in incentive compensation and contract labor costs.
Third-party services increased on a year-over-year basis due to a greater utilization of external legal, consulting, and other professional services.
Net occupancy expense decreased in the first nine months of 2006 due to a $29 million one-time adjustment for lease accounting recognized in the prior year.
Leasing expense decreased on both a linked-quarter and year-to-date basis. These decreases were primarily due to a smaller portfolio of equipment leased to others. The Corporation ceased originating automobile leases in December 2000. As leases terminate, these automobiles have been sold, resulting in a smaller balance of depreciable assets. In the third quarter of 2005, the Corporation benefited from a $21 million insurance settlement related to the former auto leasing business, and a $5 million bankruptcy court settlement related to a commercial lease.
Insurance expense increased on both a year-over-year and a year-to-date basis due to purchases of private mortgage insurance on a larger percentage of the residential real estate and consumer loan portfolio. Impairment, fraud and other losses increased on a linked-quarter basis primarily due to an increase in reinsurance losses.
State and local tax expense decreased in the third quarter of 2006 compared to the second quarter due to the reorganization of certain subsidiary entities. On a year-to-date basis, state and local tax expense decreased for the same reason and also from the reversal of a previously established reserve in the first quarter of 2006.
Intangible asset amortization decreased in the first nine months of 2006 due to the core deposit intangibles related to an 1998 acquisition, as well as noncompete intangibles associated with a 2004 acquisition, now fully amortized.
Other noninterest expense increased in the third quarter of 2006 due primarily to higher amortization of community development and civic partnerships. On a year-over-year basis, other noninterest expense decreased due primarily to lower minority interest expense, filing and recording fees, and foreclosure expenses.
The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 58.4% in the third quarter of 2006, compared to 60.2% in second quarter of 2006, and 59.2% in the third quarter of 2005. The efficiency ratio was 60.4% and 57.7% for the first nine months of 2006 and 2005, respectively. The lower efficiency ratio on a linked-quarter basis reflected higher noninterest income resulting from growth in loan servicing revenue and deposit service charges. The higher efficiency ratio on a year-to-date basis reflected lower noninterest income, driven mainly by net MSR hedging losses, compared to the prior year period.
Income Taxes
The effective tax rate for the third quarter of 2006 was 31%, compared to 34% in the preceding quarter and 35% in the third quarter a year ago. The lower rate recognized in the third quarter of 2006 reflects tax benefits realized from the reorganization of certain subsidiaries, as well as the resolution of certain tax contingencies. For the first nine months of 2006, the effective tax rate was 32% compared with 34% in the comparable period in the prior year. The effective tax rate for the full year is expected to be approximately 32%.
Line of Business Results
National City operates five major lines of business: Wholesale Banking, Consumer and Small Business Financial Services, National Consumer Finance, National City Mortgage, and Asset Management. During 2006, the Corporation implemented certain changes in the management and reporting of certain business units. Warehouse Resources, which was previously managed and reported as a unit of National Consumer Finance, was transferred to Wholesale Banking in September 2006. In addition, the management and reporting of the dealer finance business were realigned after the Corporation’s decision to exit indirect automobile lending. Automobile floorplan and recreational finance lending, previously part of Consumer and Small Business, are now reported within Wholesale Banking. The remaining components of dealer finance, including automobile leases, manufactured housing loans and other business units which are no longer actively lending, are reported within Parent and Other. Prior periods’ results have been reclassified to conform to the current presentation.
Net income (loss) by line of business follows:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2006	2006	2005	2006	2005

Wholesale Banking	$209	$199	$212	$611	$600
Consumer and Small Business Financial Services	193	211	171	582	464
National Consumer Finance	105	144	125	368	431
National City Mortgage	34	(51)	26	(87)	264
Asset Management	23	30	19	75	65
Parent and Other	(38)	(60)	(75)	(91)	(237)

Consolidated net income	$526	$473	$478	$1,458	$1,587

Wholesale Banking: Net income increased on a linked-quarter basis principally due to a lower provision for credit losses and lower operating expenses, partially offset by lower loan sale revenue. The provision for credit losses decreased to $7 million in the third quarter, down from $32 million in the preceding quarter. Loan sale revenue decreased due a nonrecurring $26 million gain on the sale of commercial leases recognized in the second quarter, as well as lower commercial real estate volume. Operating expenses decreased due to efforts to manage costs and lower corporate expense allocations.
On a year-to-date basis, higher net interest income, loan sale revenue, leasing revenue, and principal investment gains offset a higher provision for credit losses and higher operating expenses. Net interest income increased on 10% growth in average earning assets, but commercial loans spreads narrowed in 2006. The provision for credit losses was $32 million in the first nine months of 2006 versus a reversal of provision of $53 million in 2005. Loan sale revenue increased due to the previously described sales of commercial real estate and commercial leases. Leasing revenue increased due to growth in the commercial equipment leasing business. Principal investment gains were $95 million for the first nine months of 2006 versus $33 million in the prior period. Operating expenses increased on a year-to-date basis primarily due to higher business volumes.
Consumer and Small Business Financial Services (CSB): Net income decreased on a linked-quarter basis primarily due to higher provision for credit losses, cyclical student loan sales and higher operating expenses. The provision for credit losses was $47 million in the third quarter of 2006 compared to $24 million in the preceding quarter. Student loan sale revenue was $16 million in the second quarter of 2006, with no significant sales in the third quarter of 2006. Higher operating expenses relate primarily to higher insurance claims reserves as well as corporate allocated expenses.
Compared to the third quarter a year ago, net income increased due to growth in net interest income, deposit and other service fees, and insurance revenue. Net interest income increased on wider spreads earned on deposits in 2006. Deposit and other service fees grew due to higher levels of overdraft, nonsufficient funds and debit card transactions. Tighter management of fee waivers also contributed to the higher revenue levels in 2006. These higher revenues more than offset a nonrecurring $16 million gain recognized on the sale of Madison Bank & Trust recognized in the third quarter of last year.
On a year-to-date basis, net income increased due to higher net interest income, a lower provision for credit losses and higher deposit service fees. The growth in net interest income reflects growth in earning assets and a wider spread on deposits. The provision for credit losses was $99 million in the first nine months of 2006 compared with $168 million in the prior period. Deposit and other service fees increased for the same reasons noted above.
National Consumer Finance: Net income decreased on a linked-quarter basis principally due to lower net interest income, lower loan sale revenue, and higher operating expenses. Net interest income decreased due to a decline in the residential real estate and indirect home equity portfolio resulting from the implementation of an originate-and-sell strategy for nonconforming mortgage and home equity originations in 2006. Net interest margin was stable on a linked-quarter basis. The decline in loan sale revenue on a linked-quarter basis was due to a $32 million provision for anticipated repurchases of sold mortgage loans, as well as an $11 million loss recognized on the transfer of a pool of nonconforming mortgage loans from portfolio to held for sale. Revenue from sales of nonconforming mortgage loans decreased compared to the preceding quarter on lower margins. Revenue from sales of home equity lines and loans increased on higher volume and margins. The increase in operating expenses reflects higher insurance costs associated with mortgage insurance for certain home equity lines and loans initiated during the third quarter of 2006.
Net income for the third quarter of 2006 was lower than the prior year due to lower net interest income and higher operating expenses. Net interest income declined due to a lower balance of loans outstanding due to the previously mentioned strategy to sell more loans, as well as a lower net interest margin. Average loans outstanding were $34.4 billion in the third quarter of 2006 versus $38.9 billion in the third quarter of 2005. Operating expenses increased due to higher insurance expense, associated with more loans covered by mortgage insurance, and higher corporate allocated costs. Loan sale revenue increased compared to the third quarter a year ago due to the previously described strategy to sell more loans in 2006.
On a year-to-date basis, net income decreased due to lower net interest income, a higher provision for credit losses, and higher operating expenses. Net interest income declined due to a lower balance of loans outstanding and a lower net interest margin. On a year-to-date basis, the average balance of outstanding loans was $36.8 billion for 2006 and $38.3 billion for 2005. The average yield on loans also declined as higher rate new originations were sold. The provision for credit losses was $47 million for the first nine months of 2006 compared to $26 million in the prior period. Noninterest expense increased due to higher credit insurance expense. Loan sale revenue increased significantly in the first nine months of 2006 due to the sale of substantially all 2006 originations of nonconforming loans and indirect home equity lines and loans. Loan servicing revenue also increased due to growth in the portfolio of loans serviced for others. Nonconforming mortgage loans serviced for others was $28.6 billion at September 30, 2006 compared to $11.0 billion at September 30, 2005. Home equity loans serviced for others amounted to $5.2 billion at September 30, 2006 versus none a year ago.
On September 5, 2006, the Corporation entered into a definitive agreement to sell its First Franklin mortgage origination and servicing platforms. Subject to regulatory approval, this transaction is expected to be completed prior to year end.

National City Mortgage: The change in net income in the third quarter of 2006 versus the previous quarter was primarily due to hedging results. Net pretax MSR hedging gains were approximately $20 million in the third quarter of 2006 versus a loss of $110 million in the second quarter of 2006. MSR hedging results are affected by changes in the relationship between mortgage rates, which affect the value of MSRs, and swap rates, which affect the value of some of the derivatives used to hedge MSRs. During the second quarter of 2006, this spread narrowed, contributing to hedging losses. Market conditions improved in the third quarter, aiding hedge results. Also included in the second quarter loss was a $56 million write-down associated with the implementation of a new MSR prepayment model. The provision for credit losses was $14 million in the third quarter of 2006 versus a reversal of provision of $3 million in the second quarter. The higher provision reflects an increase in delinquencies as the housing market softened during the third quarter. Loan sale revenue increased on a linked-quarter basis due to slightly higher volume and better margins. Operating expenses declined slightly on continued efforts to manage costs.
Compared to the third quarter a year ago, net income increased due to lower operating expenses and higher noninterest income. Operating expenses decreased due to efforts to manage costs commensurate with lower volumes. Loan servicing revenue increased on a year-over-year basis due to growth in the portfolio serviced for others. Loan sale revenue was flat between periods. Loan sale margins improved in the third quarter of 2006 but were offset by a lower volume of loans sold.
On a year-to-date basis, the net loss in 2006 was principally due to net MSR hedging losses of $214 million recognized in 2006, including the aforementioned $56 million write-down, versus net hedging gains of $182 million in the comparable prior year period. Net interest income was lower in the first nine months of 2006 due to a lower balance of mortgage loans held for sale. Loan sale revenue was also substantially lower due to cyclically lower production and sales of mortgage loans associated with the higher interest rate environment. Operating expenses decreased in the first nine months of 2006 due to lower production volumes and cost management efforts.
Effective January 1, 2006, the Corporation prospectively changed its internal methodology for assigning interest credit on mortgage escrow accounts from a short-term rate to a longer-term swap rate to better reflect the duration of these accounts. This change did not have a significant impact on NCM’s net interest income for 2006, given that the yield curve was relatively flat. Had this same methodology been applied to prior periods, NCM’s net income for the first nine months of 2005 would have been approximately $14 million higher.
Asset Management: Net income decreased on a linked-quarter basis due primarily to lower fee income and a higher provision for credit losses. The second quarter of 2006 benefited from seasonal tax preparation fees. The provision for credit losses was $2 million in the third quarter of 2006 versus a reversal of provision of $4 million in the preceding quarter. Assets under administration were $111.4 billion at September 30, 2006 and $107.5 billion at June 30, 2006.
Compared to the third quarter last year, net income increased due to growth in net interest income and fee income, and lower operating expenses. The increase in net interest income was due to higher earning assets. Trust and investment management fees increased on a year-over-year basis. Operating expenses were higher in the third quarter of last year due to costs associated with the implementation of a new trust system. Assets under administration were $107.2 billion at September 30, 2005.
On a year-to-date basis, net income increased due to growth in net interest income, a lower provision for credit losses and higher fee income. Net interest income increased on an 11% increase in average loan balances and wider deposit spreads. A reversal of previously provided provision for credit losses of $2 million occurred in the first nine months of 2006 compared with a provision of $2 million in the prior year. Trust and investment management fees and brokerage revenue increased compared to the prior year.
Parent and Other: This category includes the results of investment funding activities, unallocated corporate income and expense, and intersegment revenue and expense eliminations. Comparisons with prior periods are affected by derivatives gains and losses, acquisition integration costs, and other unusual or infrequently occurring items.
Net loss decreased compared to the preceding quarter and the prior year third quarter primarily due to higher noninterest income driven by derivative gains, as well as a nonrecurring $6 million loss on principal investments recognized in the second quarter. Derivative gains were recognized in the third quarter on hedges of deferred compensation liabilities and ineffective hedge relationships for portfolio loans, brokered deposits and other funding. In the previous quarter, losses were recognized on these same derivative instruments.
On a year-to-date basis, the net loss decreased due primarily to unusual or infrequently occurring items included in both years. Noninterest income in the first nine months of 2006 included $36 million of income related to the partial release of a chargeback guarantee liability from the now-terminated United Airlines credit card processing contract, as well as the previously described principal investment losses. Noninterest expense for the first nine months of 2006 included higher severance costs primarily due to benefits accrued for First Franklin personnel. In the first nine months of 2006, a tax benefit of $16 million was recognized related to the reorganization of certain subsidiaries and the resolution of tax contingencies.

Noninterest income for the first nine months of 2005 benefited from a $22 million auto lease residual value recovery. Noninterest expense for the first nine months of 2005 included $40 million of acquisition integration costs, a $29 million one-time adjustment for lease accounting, and a $17 million impairment charge on certain under-utilized buildings. In the first nine months of 2005, a tax provision of $27 million was recognized related to the regular reassessment of tax accruals.
Net gains from sales of securities were $13 million in 2006 compared with $18 million in the prior year. Gains associated with the Corporation’s former bank stock fund represented $11 million of the securities gains recognized in 2006 and $10 million of the gains in the prior year. The Corporation fully liquidated its holdings in the bank stock fund during the first quarter of 2006.
Financial Condition
This section should also be reviewed in conjunction with the average balance sheets presented on pages 73-76.
Average Earning Assets

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2006	2006	2005	2006	2005

Portfolio loans
Commercial	$29,545	$28,709	$27,426	$28,605	$26,718
Commercial construction	3,723	3,507	3,083	3,553	2,997
Commercial real estate	12,061	12,100	12,069	12,061	12,133
Residential real estate	28,488	31,812	33,537	31,058	31,918
Home equity lines of credit	15,629	17,089	22,160	17,880	20,886
Credit card and other unsecured lines of credit	2,654	2,528	2,399	2,566	2,352
Other consumer	5,304	6,012	7,712	5,778	8,021

Total portfolio loans	97,404	101,757	108,386	101,501	105,025
Loans held for sale or securitization	15,065	12,760	11,570	12,240	10,922
Securities (at amortized cost)	7,874	7,802	7,450	7,799	7,793
Other	2,783	2,808	2,253	2,692	2,018

Total earning assets	$123,126	$125,127	$129,659	$124,232	$125,758

Average portfolio loans for the third quarter of 2006 decreased by 4% compared to the second quarter of 2006 and by 10% compared to the same quarterly period a year ago. The linked-quarter decrease reflects the transfer of approximately $6 billion nonconforming residential real estate loans to loans held for sale, partially offset by an increase in commercial loans. The decrease in average portfolio loans from the year ago quarter was principally due to the implementation of an originate-and-sell strategy for nonconforming residential mortgage loans and indirect home equity loans and lines of credit. Substantially all current production of such loans has been designated as held for sale. Accordingly, the portfolio balances will continue to decrease. These factors, along with the securitization of $2.2 billion of indirect automobile loans in late 2005, also contributed to the decrease compared to the year ago quarter.
Average portfolio loans decreased during the first nine months of 2006 over the comparable period a year ago for the same reasons described above, partially offset by an increase in commercial loans.
Average loans held for sale or securitization increased from both the previous quarter and the year ago quarter. The linked-quarter increase reflects the transfer of approximately $6 billion nonconforming residential real estate during the third quarter. The increase from the year ago quarter was due primarily to the aforementioned implementation of the originate-and-sell strategy and the reclassification of approximately $6 billion nonconforming residential real estate loans to held for sale or securitization during the third quarter of 2006, partially offset by lower production of conforming mortgage loans. The same factors contributed to the increase in loans held for sale in the first nine months of 2006.

The following table summarizes the period-end commercial, commercial construction and commercial real estate portfolios by major industry and exposure to individual borrowers as of September 30, 2006.

			Average	Largest Loan
	Outstanding	% of	Loan Balance	to a Single
(Dollars in Millions)	Balance	Total	Per Obligor	Obligor

Real estate	$13,297	29%	$.9	$58
Consumer cyclical	8,447	18	1.0	70
Consumer noncyclical	5,556	12	.6	40
Industrial	6,332	14	1.2	45
Basic materials	3,619	8	1.7	43
Financial	3,152	7	1.7	57
Services	1,920	4	.4	72
Energy and utilities	815	2	1.2	22
Technology	869	2	3.8	30
Miscellaneous	1,730	4	.3	44

Total	$45,737	100%

Average Interest Bearing Liabilities and Funding

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2006	2006	2005	2006	2005

Noninterest bearing deposits	$16,740	$17,057	$18,706	$16,854	$18,427
Interest bearing core deposits	52,679	52,377	49,756	52,096	49,343

Total core deposits	69,419	69,434	68,462	68,950	67,770
Purchased deposits	14,088	13,373	16,297	14,152	14,543
Short-term borrowings	8,801	7,878	10,099	8,354	9,111
Long-term debt	29,432	33,087	33,171	31,404	33,078

Total purchased funding	52,321	54,338	59,567	53,910	56,732
Stockholders’ equity	12,687	12,565	12,980	12,574	12,838

Total funding	$134,427	$136,337	$141,009	$135,434	$137,340

Total interest bearing liabilities	$105,000	$106,715	$109,323	$106,006	$106,075

Total core deposits, excluding mortgage escrow deposits and HELOC custodial balances	$65,033	$65,211	$63,359	$64,816	$63,304

The percentage of each funding source to total funding follows:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
	2006	2006	2005	2006	2005

Noninterest bearing deposits	12.5%	12.5%	13.3%	12.4%	13.4%
Interest bearing core deposits	39.2	38.4	35.3	38.5	35.9

Total core deposits	51.7	50.9	48.6	50.9	49.3
Purchased deposits	10.5	9.8	11.5	10.4	10.6
Short-term borrowings	6.5	5.8	7.2	6.2	6.6
Long-term debt	21.9	24.3	23.5	23.2	24.1

Total purchased funding	38.9	39.9	42.2	39.8	41.3
Stockholders’ equity	9.4	9.2	9.2	9.3	9.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Interest bearing core deposits have increased, while noninterest bearing deposits have decreased, as a percentage of total funding due to consumer preference for interest bearing products in a higher rate environment. Additionally, core deposits are a larger percentage of funding compared to a year ago due to strong deposit growth and reduced need for purchased funds.

Capital
The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. For further detail on capital and capital ratios, see Notes 16 and 17 to the consolidated financial statements. Information on stockholders’ equity is presented in the following table.

(Dollars in Millions)	September 30, 2006	December 31, 2005	September 30, 2005

Stockholders’ equity	$12,902	$12,613	$12,920
Equity as a percentage of assets	9.34%	8.86%	8.80%
Book value per common share	$21.44	$20.51	$20.54

The following table summarizes share repurchase activity for the third quarter of 2006.

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number	Average	Publicly Announced	Purchased Under the
	of Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased(a)	Per Share	Authorizations(b)	Authorizations(c)

July 1 to July 31, 2006	799,946	$36.36	613,625	17,760,775
August 1 to August 31, 2006	1,759,642	36.31	1,718,150	16,042,625
September 1 to September 30, 2006	2,008,160	36.22	1,963,600	14,079,025

Total	4,567,748	$36.28	4,295,375

(a)	Includes shares repurchased under the October 24, 2005 share repurchase authorization and shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

(b)	Included in total number of shares purchased [column (a)].

(c)	Shares available to be repurchased under the October 24, 2005, share repurchase authorization.
The Corporation’s Board of Directors has authorized the repurchase of up to 40 million shares of National City common stock, subject to an aggregate purchase limit of $1.6 billion. This authorization has no expiration date. Shares repurchased are acquired in the open market and are held for reissue in connection with compensation plans and for general corporate purposes. During the third quarter and first nine months of 2006, 4.3 million and 19.5 million shares of common stock were repurchased, respectively, compared to 10.2 million and 28.8 million shares for the comparable periods of 2005. The Corporation’s businesses typically generate significant amounts of capital in excess of normal dividend and reinvestment requirements. Share repurchase activity over the remainder of 2006 will be limited due to restrictions arising from pending acquisition transactions.
National City declared and paid dividends per common share of $.39 during the third quarter of 2006, up two cents from the preceding quarterly dividend. The dividend payout ratio, representing dividends per share divided by earnings per share, was 47.9% and 43.7% for the first nine months of 2006 and 2005, respectively. The dividend payout ratio is continually reviewed by management and the Board of Directors, and the current intention is to pay out approximately 45% of earnings in dividends over time. On October 2, 2006, the Board of Directors declared a dividend of $.39 per common share payable on November 1, 2006.
At September 30, 2006, the Corporation’s market capitalization was $22.0 billion. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in the following table.

	2006			2005
	Third	Second	First	Fourth	Third
NYSE: NCC	Quarter	Quarter	Quarter	Quarter	Quarter

High	$37.42	$38.04	$36.25	$35.04	$37.85
Low	34.50	34.38	33.26	29.75	33.37
Close	36.60	36.19	34.90	33.57	33.44

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
During 2005, the Corporation executed a credit risk transfer agreement on a $5 billion pool of nonconforming mortgage loans. The purpose of this arrangement was to provide protection against unexpected catastrophic credit losses in this portfolio. As of September 30, 2006, no credit losses had been incurred on loans which would be covered by the credit risk transfer agreement. The Corporation bears the risk of credit losses up to the first loss position, estimated at 3.5% of the beginning pool balance. The counterparty to this arrangement would bear the risk of additional credit losses up to $263 million, subject to adjustment as the portfolio pays down. Probable credit losses on the underlying loans continue to be considered in the determination of the allowance for loan losses based on the existing methodology.
Portfolio Loans: The percentage of portfolio loans in each category to total portfolio loans at period end follows:

	September 30	December 31	September 30
	2006	2005	2005

Commercial	32.1%	26.0%	25.3%
Commercial construction and real estate	17.1	14.9	14.0
Residential real estate	25.6	30.9	30.4
Home equity lines of credit and other consumer loans	22.3	25.7	28.1
Credit card and other unsecured lines of credit	2.9	2.5	2.2

Total	100%	100%	100%

As of September 30, 2006, commercial loans represented a larger percentage of total portfolio loans due to growth in this portfolio, coupled with a decline in certain consumer loans retained in portfolio. In 2006, the Corporation implemented an originate-and-sell model for certain consumer loans. As a result, substantially all 2006 originations of First Franklin nonconforming mortgages and indirect home equity lines and loans have been designated as loans held for sale. In addition, during the third quarter of 2006, the Corporation transferred approximately $6.0 billion of residential real estate loans from portfolio to held for sale.
Nonperforming Assets and Delinquent Loans: Detail of nonperforming assets follows:

	September 30	December 31	September 30
(Dollars in Millions)	2006	2005	2005

Commercial	$142	$181	$169
Commercial construction	55	20	28
Commercial real estate	97	114	111
Residential real estate	176	175	174

Total nonperforming loans	470	490	482
Other real estate owned (OREO)	197	97	92
Mortgage loans held for sale and other	22	9	11

Total nonperforming assets	$689	$596	$585

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	.74%	.56%	.54%
Period-end total assets	.50	.42	.40

Nonperforming commercial and commercial real estate loans decreased since year end primarily due to paydowns and charge-offs. The increase in nonperforming commercial construction loans is reflective of more financial stress on residential real estate developers. The increase in OREO reflects a slower turnover rate of properties in foreclosure as well as a trend toward higher loan amounts. In 2006, a greater portion of foreclosures have occurred in states with extended redemption periods, thus lengthening the time to complete a sale. In addition, at September 30, 2006, OREO included $60 million of loans insured by GNMA, as required by regulatory accounting guidance, with no such balances reported within nonperforming assets in the prior periods shown above. No significant losses are expected upon completion of the foreclosure process for these loans as they are insured by GNMA. The increase in nonperforming mortgage loans held for sale reflects higher delinquency rates, as well as a larger balance of loans in held for sale as of September 30, 2006.
Detail of loans 90 days past due accruing interest follows:

	September 30	December 31	September 30
(In Millions)	2006	2005	2005

Commercial	$73	$36	$61
Commercial construction	10	5	9
Commercial real estate	16	9	37
Residential real estate	638	510	431
Home equity lines of credit	24	23	17
Credit card and other unsecured lines of credit	24	20	23
Other consumer	11	17	14
Mortgage loans held for sale and other	53	16	20

Total loans 90 days past due accruing interest	$849	$636	$612

Delinquent commercial loans increased in comparison to year end due to growth in this portfolio. Delinquent residential real estate loans increased compared to prior periods due to the adverse impact of last year’s hurricanes on certain borrowers’ ability to make their monthly payments, as well as the continued seasoning of the residential real estate portfolio. Delinquent mortgage loans held for sale increased due to higher delinquency rates on nonconforming mortgage loans, as well as a higher balance of loans held for sale at September 30, 2006.
As of September 30, 2006, there were no industry or geographic concentrations within nonperforming or delinquent loans, other than loans to residential real estate developers, which represented approximately 10% of nonperforming loans.
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: To provide for the risk of loss inherent in extending credit, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments. The determination of the allowance for loan losses is based upon the size and risk characteristics of the loan portfolio and includes an assessment of individual impaired loans, historical loss experience on pools of homogeneous loans, specific environmental factors and imprecision in forecasting losses. The allowance for losses on lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of drawdown on the commitment.
A summary of the changes in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
(Dollars in Millions)	2006	2005	2006	2005

Balance at beginning of period	$989	$1,125	$1,094	$1,188
Provision for loan losses	70	68	164	164
Allowance related to loans acquired, sold or securitized	(10)	(2)	(12)	(2)
Charge-offs:
Commercial	37	27	110	101
Commercial construction	1	2	3	4
Commercial real estate	2	11	14	24
Residential real estate	82	26	175	97
Home equity lines of credit	20	10	56	25
Credit card and other unsecured lines of credit	20	33	68	91
Other consumer	12	24	49	70

Total charge-offs	174	133	475	412

Recoveries:
Commercial	15	20	41	77
Commercial construction	—	—	—	—
Commercial real estate	2	2	5	7
Residential real estate	23	13	54	42
Home equity lines of credit	5	2	14	6
Credit card and other unsecured lines of credit	3	3	13	9
Other consumer	9	10	34	29

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
(Dollars in Millions)	2006	2005	2006	2005

Total recoveries	57	50	161	170

Net charge-offs	117	83	314	242

Balance at end of period	$932	$1,108	$932	$1,108

Portfolio loans outstanding at period end	$92,963	$108,910
Allowance as a percentage of:
Portfolio loans	1.00%	1.02%
Nonperforming loans	198.3	230.1
Annualized net charge-offs	200.1	336.7	222.1%	341.7%

A summary of the changes in the allowance for lending-related commitments follows:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
(Dollars in Millions)	2006	2005	2006	2005

Balance at beginning of period	$77	$100	$84	$100
Net provision for losses on lending-related commitments	3	(12)	(4)	(12)

Balance at end of period	$80	$88	$80	$88

Total provision for credit losses	$73	$56	$160	$152

Annualized net charge-offs as a percentage of average loans by portfolio type follow:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2006	2005	2006	2005

Commercial	.30%	.09%	.32%	.12%
Commercial construction	.10	.22	.10	.18
Commercial real estate	(.02)	.33	.09	.19
Residential real estate	.82	.16	.52	.23
Home equity lines of credit	.38	.13	.32	.12
Credit card and other unsecured lines of credit	2.57	4.82	2.87	4.65
Other consumer	.26	.78	.35	.69

Total net charge-offs to average portfolio loans (annualized)	.48%	.30%	.41%	.31%

Commercial net charge-offs increased during the first nine months of 2006 primarily due to losses on passenger aircraft leases. Residential real estate charge-offs for the third quarter of 2006 included $10 million of fraud-related mortgage losses and a $14 million loss on the transfer of certain nonconforming loans to held for sale. Higher residential real estate charge-offs reflect more financial stress on borrowers. Home equity net charge-offs increased due to the continued seasoning of this portfolio. Credit card net charge-offs decreased in 2006 due to a large number of bankruptcies filed in the fourth quarter of last year. Other consumer net charge-offs declined due to a lower portfolio balance associated with the securitization of $2.2 billion of indirect automobile loans in the fourth quarter of 2005.
An allocation of the allowance for loan losses and allowance for losses on lending-related commitments by portfolio type follows:

	September 30	December 31	September 30
(In Millions)	2006	2005	2005

Allowance for loan losses:
Commercial	$462	$494	$508
Commercial construction and commercial real estate	135	136	132
Residential real estate	99	174	175
Home equity lines of credit and other consumer loans	106	131	133
Credit card and other unsecured lines of credit	130	159	160

Total	$932	$1,094	$1,108

Allowance for losses on lending-related commitments:
Commercial	$80	$84	$88

The allowance for loan losses decreased compared to year end and the third quarter a year ago for most loan types. The overall credit quality of the commercial portfolio has been relatively stable since year end and better than a year ago. Portfolio balances of residential real estate, home equity and other consumer loans have decreased in comparison to prior periods due to the exit of the indirect automobile business and the transition to the originate-and-sell model for nonconforming mortgages and indirect home equity lines and loans. The Corporation also purchased loan level mortgage insurance on a larger percentage of its residential real estate portfolio of loans in 2006. These factors, combined with no new environmental exposures identified in 2006, have resulted in lower credit risk inherent in the loan portfolio, and therefore a lower allowance for loan losses. Refer to the Application of Critical Accounting Policies section for further discussion of the allowance for loan losses.
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
The most recent market value model estimated the current DOE at +1.0%, equal to management’s long-term target. DOE would rise to +1.6% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +3.0%. DOE would decline to +.2% given a parallel shift of the yield curve down 150 basis points and would be within the minimum constraint of -1.0%.
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
The most recent earnings simulation model projects that net income would be 1.7% higher than base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 1.7% if rates were two standard deviations below the implied forward curve over the same period. Both of the earnings simulation projections of net income were within the ALCO guideline of -4.0%.
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
Funds are available from a number of sources, including the securities portfolio, core deposits, the capital markets, the Federal Reserve Bank, the Federal Home Loan Bank, the U.S. Treasury, and through the sale or securitization of various types of assets. Funding sources did not change significantly during the third quarter of 2006. Core deposits, which continue to be the most significant source of funding, comprised 51% of funding at September 30, 2006, 50% of funding at December 31, 2005, and 48% of funding at September 30, 2005. Refer to the Financial Condition section of this Financial Review for further discussion on changes in funding sources. Asset securitization vehicles have also been used as a source of funding over the past several years. During 2006, the Corporation securitized $425 million of credit card loans. Further discussion of securitization activities is included in Note 5 to the consolidated financial statements.
At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. At September 30, 2006, the main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, the commercial paper market, and access to the capital markets. As discussed in Note 16 to the consolidated financial statements, the Corporation’s bank subsidiary is subject to regulation and, among other things, may be limited in its ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the consolidated statements of cash flows on page 6 may not represent cash immediately available to the holding company. During the first nine months of 2006, the Corporation’s bank and nonbank subsidiaries declared and paid cash dividends totaling $425 million. In July 2006, the Corporation merged six separate subsidiary banks into a single subsidiary, National City Bank. This action reduced regulatory capital requirements at the bank subsidiary level resulting in $700 million of capital in excess of the “well-capitalized” threshold. During the third quarter of 2006, National City Bank remitted this capital to the holding company. There were no returns of capital paid to the holding company by the nonbank subsidiaries during the first nine months of 2006.
Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. Commercial paper borrowings of $1.1 billion were outstanding at September 30, 2006, December 31, 2005 and September 30, 2005.

The Corporation also has in place a shelf registration with the Securities and Exchange Commission to allow for the sale, over time, of up to $1.5 billion in senior subordinated debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of the aforementioned securities. There were no issuances during the first nine months of 2006. As of September 30, 2006, $600 million was available for future issuance.
In October 2006, the Corporation filed an additional shelf registration with the Securities and Exchange Commission, to allow for the sale over time of an unspecified amount of junior subordinated debt securities to subsidiary trusts, and an equal amount of capital securities of the trusts in the capital markets. The Corporation immediately issued $750 million of junior subordinated debentures to National City Capital Trust II. Further discussion of junior subordinated debentures is included in Note 15 to the consolidated financial statements.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND
OFF-BALANCE SHEET ARRANGEMENTS
The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.
Contractual Obligations: The following table presents significant fixed and determinable contractual obligations by payment date as of September 30, 2006. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

		Payments Due In
			One to	Three to	Over
	Note	One Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$55,539	$—	$—	$—	$55,539
Consumer and brokered certificates of deposits(b)		21,398	5,136	1,689	3,008	31,231
Federal funds borrowed and security repurchase agreements(b)		7,351	—	—	—	7,351
Borrowed funds(b)	13	3,677	—	—	—	3,677
Long-term debt(b)	14,15	9,214	12,519	4,222	5,299	31,254
Operating leases		165	263	179	489	1,096
Purchase obligations		188	191	84	31	494

(a)	Excludes interest.

(b)	Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at September 30, 2006. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
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
The Corporation also has obligations under its postretirement plan as described in Note 22 to the consolidated financial statements. The postretirement benefit payments represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate the postretirement benefit plan at any time. The Corporation did not have any commitments or obligations to the defined benefit pension plan at September 30, 2006, due to the overfunded status of the plan.
The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at September 30, 2006, do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 23 to the consolidated financial statements.

Commitments: The following table details the amounts and expected maturities of significant commitments as of September 30, 2006. Further discussion of these commitments is included in Note 20 to the consolidated financial statements.

			Three
		One to	to	Over
	One Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Commercial	$8,818	$7,133	$8,176	$589	$24,716
Residential real estate	11,341	—	—	—	11,341
Revolving home equity and credit card lines	33,805	7	1	—	33,813
Other	586	—	—	—	586
Standby letters of credit	2,331	1,276	1,369	97	5,073
Commercial letters of credit	261	12	15	—	288
Net commitments to sell mortgage loans and mortgage-backed securities	5,152	—	—	—	5,152
Net commitments to sell commercial real estate loans	447	67	—	—	514
Commitments to fund principal investments	38	23	107	124	292
Commitments to fund civic and community investments	196	168	80	32	476
Commitments to purchase beneficial interests in securitized automobile loans	661	—	—	—	661

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at September 30, 2006. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate at which the commitments are invested, as determined by the general or limited partners of the funds.
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
An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans and leases exceeding policy thresholds are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $55 million at September 30, 2006, $77 million at December 31, 2005 and $39 million at September 30, 2005. Compared to the third quarter a year ago, this element of the allowance increased primarily due to impairment identified on certain passenger airline leases. Compared to year end, this element of the allowance decreased primarily due to charge-offs of previously reserved losses on passenger airline leases.
Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include all other loans and leases not individually evaluated for impairment as discussed above. For consumer loans, average historical losses are utilized to estimate losses currently inherent in the portfolio. Consumer loans are pooled by probability of default within product segments. The probability of default is based on historical performance of customer attributes, such as credit score, loan-to-value, origination date, collateral type, worst delinquency, and other relevant factors. For commercial loans, a loss migration analysis is performed which averages historic loss ratios. This element of the allowance was $584 million at September 30, 2006, $679 million at December 31, 2005, and $725 million at September 30, 2005. The decrease in this component of the allowance reflects continued improvement in the historic loss rates of the commercial portfolio, a greater proportion of losses occurring on insured mortgage loans, and lower balances of consumer loans held in portfolio.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. Imprecision occurs because historic loss patterns may not be representative of losses inherent in the current portfolio. Reasons for imprecision include growth in the Corporation’s footprint, changes in economic conditions, and difficulty identifying triggering events, among other factors. Imprecision is estimated by comparing actual losses incurred to previously forecasted losses over several time periods. The volatility of this imprecision, as expressed in terms of the standard deviation of the difference between the actual and forecasted losses, is used to calculate an imprecision percentage that represents the probable forecast error. The imprecision percentage is applied to the current portfolio balance to determine the required allowance. The allowance established for imprecision was $374 million at September 30, 2006, $369 million at December 31, 2005, and $372 million at September 30, 2005.
Finally, the allowance considers specific environmental factors which pose additional risks that may not been adequately captured in the elements described above. For each environmental risk, a range of expected losses is calculated based on observable data.

Management applies judgment to determine the most likely amount of loss within the range. Historically, this element of the allowance has provided for losses on loans acquired in acquisitions where loss history and underwriting information were incomplete or materially different than that of the Corporation’s existing portfolio, as well as expected losses on certain credit risks in excess of the amounts predicted using the methods described above. When an allowance is established for environmental risks, conditions for its release are also established. As of September 30, 2006, there were no environmental risks provided for within the allowance for loan losses. At December 31, 2005 and September 30, 2005, this element of the allowance was $53 million and $60 million, respectively. During 2006, charge-offs of passenger airline leases and consumer loans arising from bankruptcy filings depleted this component of the allowance. In addition, the risk that acquired loans subject to different underwriting standards has diminished with ongoing paydowns, payoffs, and refinancings. Accordingly, this element of the reserve has been fully released.
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
The allowance for loan losses and the allowance for losses on lending-related commitments are assigned to business lines based on the nature of the loan portfolio in each business line. The Wholesale Banking, Consumer and Small Business Financial Services, and National Consumer Finance business lines have been assigned the majority of these allowances, and accordingly, would be the business lines most affected by actual outcomes differing from prior estimates.
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
Management measures net MSR hedging gains/(losses) as the change in the fair value of mortgage servicing rights, exclusive of fair value changes associated with time decay and payoffs, compared to the change in the fair value of the associated derivative instruments. In the first half of 2006, a narrowing of the spread between mortgage rates and swap rates contributed to net MSR hedging losses of $243 million. By contrast, more stable market conditions contributed to net MSR hedging gains of $9 million in the third quarter. Hedging results are frequently volatile in the short term, but over periods of time the Corporation’s MSR hedging strategies have been largely successful in protecting the economic value of the MSR portfolio.
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
MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Management periodically assesses the reasonableness of its model inputs, and the resulting fair value of its MSRs, by obtaining third party broker quotes of market value.

Information regarding MSRs and key economic assumptions used to estimate their value are shown below.

	September 30		December 31		September 30
	2006		2005		2005
	NCM	NCHLS	NCM	NCHLS	NCM	NCHLS
(Dollars in Millions)	Mortgages	Mortgages	Mortgages	Mortgages	Mortgages	Mortgages

Fair value	$2,099.0	$165.1	$2,034.2	$107.9	$1,783.4	$76.8

Weighted-average life (in years)	5.2	2.0	5.0	2.1	4.3	2.4

Weighted-average constant prepayment rate (CPR)	17.15%	40.97%	17.50%	39.21%	20.47%	35.44%

Weighted-average discount rate	9.82	13.83	9.74	13.56	9.62	13.25

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
In May 2006, the Corporation changed its model for estimating loan prepayments. In prior periods, a third party model was utilized to estimate loan prepayments; now the Corporation employs an internal proprietary model. Both models utilize empirical data drawn from the historical performance of the Corporation’s managed portfolio. However, the new model has the ability to consider more loan characteristics which management believes will make it a better predictor of actual prepayment rates. The implementation of this new prepayment model resulted in a reduction in the fair value of MSRs relative to the old model and a corresponding charge to loan servicing income of $56 million ($36 million after-tax, $.06 per share) during the second quarter of 2006.
A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions, such as prepayment and discount rates, is presented below. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which could either magnify or counteract the sensitivities.

	September 30
	2006
	NCM	NCHLS
(Dollars in Millions)	Mortgages	Mortgages

Fair value	$2,099.0	$165.1
Prepayment rate:
Decline in fair value from 10% adverse change	99.0	26.8
Decline in fair value from 20% adverse change	189.6	31.8
Discount rate:
Decline in fair value from 10% adverse change	71.8	3.2
Decline in fair value from 20% adverse change	138.9	6.3

Derivative Instruments: The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. All derivative instruments are carried at fair value on the balance sheet. The Corporation values its derivative instruments using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of its derivatives. The interest rates used in these cash flow models are based on forward yield curves that are observable in the current cash and derivatives markets, consistent with how derivatives are valued by most market participants. As of September 30, 2006, the recorded fair values of derivative assets and liabilities were $693 million and $668 million, respectively.
Certain derivative instruments are formally designated in SFAS 133 hedge relationships as a hedge of one of the following: the fair value of a recognized asset or liability, the expected future cash flows of a recognized asset or liability, or the expected future cash flows of a forecasted transaction. For these derivatives, both at the inception of the hedge and on an ongoing basis, the Corporation assesses the effectiveness of the hedge instrument in achieving offsetting changes in fair value or cash flows compared to the hedged item. To prospectively test effectiveness, management performs a qualitative assessment of the critical terms of the hedged item and hedging instrument. In certain cases, management also performs a quantitative assessment by estimating the change in the fair value of the derivative and hedged item under various interest rate shock scenarios using either the dollar offset ratio method or regression analysis.
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
Because the majority of the derivative instruments are used to protect the value of recognized assets and liabilities on the balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can still occur if the derivative instruments are not effective in hedging changes in the fair value of those assets and liabilities. Changes in the fair values of derivative instruments associated with mortgage banking activities are included in either loan sale revenue or loan servicing revenue on the consolidated income statement and primarily affect the results of the National City Mortgage line of business. Changes in the fair values of other derivatives are included in other noninterest income on the income statement and are primarily generated from investment funding activities and are not allocated to the business lines. Notes 1 and 23 to the consolidated financial statements provide further discussion on the accounting and use of derivative instruments.
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
On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or more frequently if business events or circumstances warrant. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. The tax benefit/(provision) associated with these regular reassessment of tax reserves was $12 million in the third quarter of 2006 and $(13) million in the third quarter a year ago. On a year-to-date basis, the tax benefit/(provision) from such reassessments was $26 million in 2006 and $(14) million in 2005.
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

CONSOLIDATED AVERAGE BALANCE SHEETS

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
(In Millions)	2006	2005	2006	2005

Assets
Earning Assets:
Portfolio loans:
Commercial	$29,545	$27,426	$28,605	$26,718
Commercial construction	3,723	3,083	3,553	2,997
Commercial real estate	12,061	12,069	12,061	12,133
Residential real estate	28,488	33,537	31,058	31,918
Home equity lines of credit	15,629	22,160	17,880	20,886
Credit card and other unsecured lines of credit	2,654	2,399	2,566	2,352
Other consumer	5,304	7,712	5,778	8,021

Total portfolio loans	97,404	108,386	101,501	105,025
Loans held for sale or securitization:
Commercial	49	18	43	16
Commercial real estate	116	84	115	83
Residential real estate	11,904	11,178	9,670	10,701
Home equity lines of credit	2,981	—	2,267	—
Student	15	5	8	2
Credit card	—	285	137	120

Total loans held for sale or securitization	15,065	11,570	12,240	10,922
Securities available for sale, at cost	7,874	7,450	7,799	7,793
Federal funds sold and security resale agreements	654	378	507	286
Other investments	2,129	1,875	2,185	1,732

Total earning assets	123,126	129,659	124,232	125,758
Allowance for loan losses	(988)	(1,123)	(1,029)	(1,158)
Fair value (depreciation) appreciation of securities available for sale	(120)	74	(90)	100
Cash and demand balances due from banks	3,075	3,698	3,215	3,697
Properties and equipment	1,311	1,270	1,307	1,276
Equipment leased to others	617	796	670	906
Other real estate owned	186	92	150	91
Mortgage servicing rights	2,465	1,662	2,366	1,626
Goodwill	3,346	3,323	3,328	3,310
Other intangible assets	156	184	157	193
Derivative assets	153	317	92	322
Accrued income and other assets	5,107	5,015	4,882	4,955

Total Assets	$138,434	$144,967	$139,280	$141,076

Liabilities
Deposits:
Noninterest bearing	$16,740	$18,706	$16,854	$18,427
NOW and money market	28,810	28,233	28,685	28,734
Savings	1,903	2,303	2,016	2,419
Consumer time	21,966	19,220	21,395	18,190
Brokered retail CDs	4,161	6,255	4,846	5,152
Other	1,049	764	1,017	642
Foreign	8,878	9,278	8,289	8,749

Total deposits	83,507	84,759	83,102	82,313

Federal funds borrowed and security repurchase agreements	6,876	7,976	6,064	7,064
Borrowed funds	1,925	2,123	2,290	2,047
Long-term debt	29,432	33,171	31,404	33,078
Derivative liabilities	431	240	268	247
Accrued expenses and other liabilities	3,576	3,718	3,578	3,489

Total Liabilities	125,747	131,987	126,706	128,238

Total Stockholders’ Equity	12,687	12,980	12,574	12,838

Total Liabilities and Stockholders’ Equity	$138,434	$144,967	$139,280	$141,076

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

	Daily Average Balances
	2006			2005
	Third	Second	First	Fourth	Third
(Dollar in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$29,594	$28,777	$27,552	$27,474	$27,444
Commercial construction	3,723	3,507	3,426	3,279	3,083
Commercial real estate	12,177	12,242	12,108	12,275	12,153
Residential real estate	40,392	40,898	40,898	42,876	44,715
Home equity lines of credit	18,610	20,549	21,310	21,823	22,160
Credit card and other unsecured lines of credit	2,654	2,528	2,931	2,676	2,684
Other consumer	5,319	6,016	6,032	7,202	7,717

Total loans	112,469	114,517	114,257	117,605	119,956
Securities available for sale, at cost:
Taxable	7,351	7,260	7,153	7,060	6,838
Tax-exempt	523	542	566	597	612

Total securities available for sale	7,874	7,802	7,719	7,657	7,450
Federal funds sold, security resale agreements and other investments	2,783	2,808	2,483	2,346	2,253

Total earning assets/total interest income/rates	123,126	125,127	124,459	127,608	129,659
Allowance for loan losses	(988)	(1,009)	(1,092)	(1,097)	(1,123)
Fair value (depreciation) appreciation of securities available for sale	(120)	(120)	(28)	(8)	74
Nonearning assets	16,416	16,021	16,057	16,480	16,357

Total assets	$138,434	$140,019	$139,396	$142,983	$144,967

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$28,810	$28,872	$28,367	$28,160	$28,233
Savings accounts	1,903	2,042	2,106	2,189	2,303
Consumer time deposits	21,966	21,463	20,740	20,059	19,220
Other deposits	5,210	5,855	6,539	6,958	7,019
Foreign deposits	8,878	7,518	8,469	8,900	9,278
Federal funds borrowed	3,286	1,746	2,823	4,675	4,506
Security repurchase agreements	3,590	3,364	3,375	3,476	3,470
Borrowed funds	1,925	2,768	2,180	2,865	2,123
Long-term debt	29,432	33,087	31,719	31,787	33,171

Total interest bearing liabilities/ total interest expense/rates	105,000	106,715	106,318	109,069	109,323
Noninterest bearing deposits	16,740	17,057	16,766	17,752	18,706
Accrued expenses and other liabilities	4,007	3,682	3,844	3,613	3,958

Total liabilities	125,747	127,454	126,928	130,434	131,987
Total stockholders’ equity	12,687	12,565	12,468	12,549	12,980

Total liabilities and stockholders’ equity	$138,434	$140,019	$139,396	$142,983	$144,967

Tax-equivalent net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Quarterly Interest
	2006			2005
	Third	Second	First	Fourth	Third
(Dollars in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$572	$529	$480	$454	$420
Commercial construction	73	67	62	58	50
Commercial real estate	224	218	209	210	197
Residential real estate	750	738	712	729	725
Home equity lines of credit	363	373	370	345	323
Credit card and other unsecured lines of credit	75	69	83	72	70
Other consumer	90	100	99	115	123

Total loans	2,147	2,094	2,015	1,983	1,908
Securities available for sale, at cost:
Taxable	99	97	92	88	84
Tax-exempt	9	10	10	10	11

Total securities available for sale	108	107	102	98	95
Federal funds sold, security resale agreements and other investments	43	42	36	32	31

Total earning assets/total interest income/rates	$2,298	$2,243	$2,153	$2,113	$2,034
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$211	$194	$172	$151	$132
Savings accounts	3	3	3	2	3
Consumer time deposits	245	224	202	190	169
Other deposits	68	74	74	70	62
Foreign deposits	112	86	86	80	75
Federal funds borrowed	44	22	31	47	40
Security repurchase agreements	38	32	28	26	22
Borrowed funds	23	32	23	28	19
Long-term debt	404	409	350	327	305

Total interest bearing liabilities/ total interest expense/rates	$1,148	$1,076	$969	$921	$827
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income	$1,150	$1,167	$1,184	$1,192	$1,207

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a) Includes loans held for sale or securitization

	Average Annualized Rate
	2006			2005
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	7.66%	7.38%	7.06%	6.57%	6.07%
Commercial construction	7.83	7.62	7.36	6.99	6.47
Commercial real estate	7.31	7.13	7.02	6.80	6.42
Residential real estate	7.41	7.22	6.97	6.80	6.49
Home equity lines of credit	7.82	7.26	6.94	6.33	5.83
Credit card and other unsecured lines of credit	11.24	10.95	11.44	10.48	10.43
Other consumer	6.70	6.68	6.66	6.34	6.34

Total loans	7.61	7.32	7.10	6.72	6.34
Securities available for sale, at cost:
Taxable	5.37	5.37	5.12	4.96	4.92
Tax-exempt	6.98	7.07	7.20	7.19	7.18

Total securities available for sale	5.48	5.49	5.27	5.14	5.10
Federal funds sold, security resale agreements and other investments	6.00	6.05	5.92	5.40	5.39

Total earning assets/total interest income/rates	7.43%	7.18%	6.96%	6.60%	6.25%
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	2.89%	2.70%	2.46%	2.13%	1.85%
Savings accounts	.64	.57	.49	.49	.47
Consumer time deposits	4.43	4.19	3.95	3.75	3.49
Other deposits	5.19	5.02	4.62	4.01	3.48
Foreign deposits	5.00	4.61	4.12	3.58	3.19
Federal funds borrowed	5.33	5.02	4.49	4.03	3.53
Security repurchase agreements	4.25	3.83	3.36	2.90	2.48
Borrowed funds	4.82	4.62	4.19	3.86	3.56
Long-term debt	5.45	4.95	4.46	4.08	3.67

Total interest bearing liabilities/ total interest expense/rates	4.34%	4.04%	3.69%	3.35%	3.00%
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income

Interest spread	3.09%	3.14%	3.27%	3.25%	3.25%
Contribution of noninterest bearing sources of funds	.64	.59	.54	.49	.47

Net interest margin	3.73%	3.73%	3.81%	3.74%	3.72%

(a)	Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 65-66 of this report are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
National City management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of September 30, 2006, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
On October 11, 2006 Allegiant Asset Management Company (Allegiant), a registered investment adviser and an indirect subsidiary of National City Corporation, was notified that the Pacific Regional Office of the Securities and Exchange Commission is conducting an examination concerning marketing arrangements Allegiant may have with entities that provide administrative services to the Allegiant Funds. The Corporation and Allegiant are cooperating fully with the SEC in that examination. Due to the preliminary stage of this investigation, management is not able to predict the outcome of this examination.
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
ITEM 6. EXHIBITS
Exhibits
Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the September 30, 2006 Form 10-Q have been filed separately with the SEC and are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.
Exhibit Index

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.

4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference) related to stockholder rights.

4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.4	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.

10.1	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.2	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

10.3	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.4	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.5	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.6	Form of contracts with Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, John D. Gellhausen, James R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert, Daniel J. Frate, Ted M. Parker, and Paul D. Geraghty. (filed as Exhibit 10.29 to Registrant’s Form S-4 Registration Statement No. 333-45609 dated February 4, 1998, and incorporated herein by reference).

10.7	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.8	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.9	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.10	National City Corporation Retention Plan for Executive Officers, Amended and Restated effective January 1, 2005. (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.11	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.12	National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.13	National City Corporation Supplemental Cash Balance Pension Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.14	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated

Exhibit
Number	Exhibit Description
herein by reference).

10.15	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

10.16	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.17	The National City Corporation Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.18	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.19	Reserved.

10.20	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.21	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.22	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.23	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.24	Credit Agreement dated as of April 12, 2001, by and between National City and the banks named therein (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference) and the Assumption Agreement dated June 11, 2002 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.25	Reserved.

10.26	The National City Corporation Long-Term Cash and Equity Incentive Plan (filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended September 30, 2005, and incorporated herein by reference).

10.27	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.28	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.29	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.30	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.31	Provident Financial Group, Inc. Deferred Compensation Plan (filed as Exhibit 10.22 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.32	Provident Financial Group, Inc. Outside Directors Deferred Compensation Plan (filed as Exhibit 10.24 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.33	Provident Financial Group, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.25 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.34	The National City Corporation 2004 Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and

Exhibit
Number	Exhibit Description
incorporated herein by reference).

10.35	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.36	Amendment No. 6 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.37	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.38	Form of Restricted Stock Award Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.39	Form of Restricted Stock Award Agreement used in connection with National City Corporation Management Incentive Plan for Senior Officers (filed as Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.40	Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.41	Form of Non-qualified Stock Option Award Agreement (filed as Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.42	Form of contracts with Robert B. Crowl and Jon N. Couture (filed as Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.43	Release and Non-competition Agreement between National City Corporation and Jose Armando Ramirez (filed as Exhibit 10.69 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.44	Appendices AS, AT, AU, AV, and AW to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.45	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference.)

10.46	National City Corporation Management Severance Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.47	Form of Amendment to Agreement Not to Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.48	Form of Non-Elective Deferred Compensation Award Statement (filed as exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 1, 2006, and incorporated herein by reference).

10.49	Form of Non-Elective Deferred Compensation Award Statement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on May 1, 2006, and incorporated herein by reference).

10.50	Deferred Compensation Plan for Daniel J. Frate (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.51	Release and Separation Agreement between National City Corporation and John D. Gellhausen.

10.52	Form of Restricted Stock Unit Agreement (Retention/Non-compete) between National City Corporation and each of Jeffrey D. Kelly and Peter E. Raskind.

10.53	Form of Restricted Stock Unit Agreement (Performance) between National City Corporation and each of Jeffrey D. Kelly and Peter E. Raskind.

10.54	Form of Restricted Stock Award Agreement (filed as exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.55	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.56	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.3 to Registrant’s Current Report on Form 8-K filed

Exhibit
Number	Exhibit Description
on October 23, 2006, and incorporated herein by reference).

10.57	Aircraft Time Sharing Agreement between National City Credit Corporation and David A. Daberko (filed as exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.58	Aircraft Time Sharing Agreement between National City Credit Corporation and David A. Daberko (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.59	Severance Agreement Termination between National City Corporation and William E. MacDonald III (filed as exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.60	Severance Agreement Termination between National City Corporation and David A. Daberko (filed as exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.61	Amendment to National City Corporation Amended and Second Restated 1991 Restricted Stock Plan.

10.62	Amendment to National City Corporation Amended and Restated 1993 Stock Option Plan.

10.63	Amendment to National City Corporation 1997 Restricted Stock Plan, Amended and Restated Effective October 31, 2001.

10.64	Amendment to National City Corporation 1997 Stock Option Plan as Amended and Restated Effective October 22, 2001.

10.65	Amendment to National City Corporation 2001 Stock Option Plan as Amended and Restated Effective October 22, 2001.

10.66	Amendment to National City Corporation 2002 Restricted Stock Plan.

10.67	Amendment to National City Corporation Long-Term Cash and Equity Incentive Plan, Effective April 6, 2004.

11.0	Statement re computation of per share earnings incorporated by reference to Note 18 of the Notes to the Consolidated Financial Statements of this report.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated November 14, 2006 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated November 14, 2006 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated November 14, 2006 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated November 14, 2006 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

CORPORATE INFORMATION

Corporate Headquarters	Common Stock Listing

National City Center 1900 East Ninth Street Cleveland, Ohio 44114-3484 216-222-2000 NationalCity.com	National City Corporation common stock is traded on the New York Stock Exchange under the symbol NCC. The stock is abbreviated in financial publications as NtlCity.

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

Investor Information Jennifer Hammarlund Jill Hennessey Investor Relations Department 2229 P.O. Box 5756 Cleveland, Ohio 44101-0756 800-622-4204 E-mail: investor.relations@nationalcity.com	Direct Deposit of Dividends
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
BetterInvesting National City is a proud sponsor of BetterInvesting and participates in its Low-Cost Investment Plan. To receive more information on BetterInvesting, call 248-583-6242.
Corporate Governance
National City’s corporate governance practices are described in the following documents, available free of charge on NationalCity.com or in print form through the Investor Relations department: Corporate Governance Guidelines, Code of Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter, Nominating and Board of Directors Governance Committee Charter, Compensation Committee Charter, and Risk and Public Policy Committee Charter.

		Fitch	Moody’s	Standard
Debt Ratings	DBRS	Ratings	Investors Service	& Poor’s

National City Corporation		A/B
Commercial Paper	R-1 (mid)	F1+	P-1	A-1
Senior Debt	A (high)	AA-	A1	A
Subordinated debt	A	A+	A2	A-
National City Bank		A/B
Short-term certificates of deposit	R-1 (mid)	F1+	P-1	A-1
Long-term certificates of deposit	AA (low)	AA	Aa3	A+
Senior bank notes	AA (low)	AA-	Aa3	A+
Subordinated bank notes	A (high)	A+	A1	A

FORM 10-Q — September 30, 2006
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION

(Registrant)

Date: November 14, 2006
/s/ DAVID A. DABERKO

David A. Daberko
Chairman and Chief Executive Officer

/s/ JEFFREY D. KELLY

Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484