Form 10-K
period 2006-12-31
NATIONAL CITY CORP
filed 2007-02-08
CIK 69970

A year filled
with accomplishments.
About us
National City Corporation (NYSE: NCC), headquartered in Cleveland, Ohio, is one of the nation’s largest financial holding companies. We operate through an extensive banking network primarily in Ohio, Florida, Illinois, Indiana, Kentucky, Michigan, Missouri and Pennsylvania, and serve customers in selected markets nationally. Our core businesses include commercial and retail banking, mortgage financing and servicing, consumer finance and asset management.
Contents

1	Financial Highlights

2	Chairman’s Letter

4	Points to Our Success

8	Board of Directors and Officers

9	Financial Review

Consolidated Financial
Statements and Notes
Form 10-K
Certifications of Chief
Executive Officer and
Chief Financial Officer
EX-10.25
EX-10.68
EX-12.1
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
On our cover: In 2006, National City launched an industry-leading banking rewards program: points from National City®.
The cover design uses the campaign’s distinctive graphic which conveys the enthusiasm surrounding this innovative program.

Financial Highlights                                                                                      (Dollars in Millions, Except Per Share Amounts)

For the Year	2006	2005	2004

Revenue
Tax-Equivalent Net Interest Income	$4,634	$4,727	$4,460
Noninterest Income	4,019	3,304	4,440

Total Revenue	$8,653	$8,031	$8,900

Net Income	$2,300	$1,985	$2,780
Net Income Per Common Share
Basic	$3.77	$3.13	$4.37
Diluted	3.72	3.09	4.31
Dividends Paid Per Common Share	1.52	1.44	1.34

Return on Average Common Equity	17.98%	15.54%	24.56%
Return on Average Assets	1.66	1.40	2.23
Net Interest Margin	3.75	3.74	4.02
Efficiency Ratio	54.52	59.36	50.35

Average Shares – Basic	609,316,070	633,431,660	635,450,188

Average Shares – Diluted	617,671,507	641,600,969	645,510,514

At Year End

Assets	$140,191	$142,397	$139,414

Portfolio Loans	95,492	106,039	100,271
Earning Assets	123,723	125,990	123,219
Core Deposits	73,375	68,408	67,297
Stockholders’ Equity	14,581	12,613	12,804

Book Value Per Common Share	23.06	20.51	19.80
Market Value Per Common Share	36.56	33.57	37.55
Equity to Assets Ratio	10.40%	8.86%	9.18%

Common Shares Outstanding	632,381,603	615,047,663	646,749,650
Common Stockholders of Record	64,277	62,966	65,943
Full-Time Equivalent Employees	31,270	34,270	35,230
2006 results include a pretax gain of $984 million, equivalent to $1.01 per diluted share after-tax, from the sale of First Franklin.
2004 results include a pretax gain of $714 million, equivalent to $.74 per diluted share after-tax, from the sale of National Processing, Inc.

To our stockholders:
Before reviewing 2006 financial results, I would like to discuss the rather significant transformation our company has gone through over the last couple of years. While we’re generally pleased with the recent financial performance, we believe that the long-term value created by a move to a more focused business model should be substantial.
Winning Strategy
Your board and management team decided about two years ago to narrow the Corporation’s focus primarily to “direct” businesses, meaning those where we have a direct, personal relationship with the customer. These businesses include broad-based retail, middle market corporate, small business banking, wealth management and mortgage. We’ve invested heavily in upgrading our capabilities in these areas and are now competing very successfully in every one of them. Our Best In Class initiative was designed to contribute to this enhancement, with the ultimate goal of broadening our customer base and deepening our relationship with each customer. This should result in a steadily increasing stream of revenues and net income that will drive a higher valuation for National City stock.
As we focused on the aforementioned businesses, we de-emphasized those that are “indirect,” where the transaction flows through a broker or other intermediary with no real contact with the ultimate customer. While we’ve historically made money in these businesses, they’ve become less profitable and offer no ability to build a lasting, multiproduct relationship. Over the last two years, we’ve exited a number of these businesses, including indirect auto, marine and RV lending. In the fourth quarter, we sold the largest of the indirect businesses, First Franklin, which is a national originator of nonprime mortgages.
The “new” National City is initially somewhat smaller, but less volatile and with less risk on the balance sheet. It’s less capital intense than before. Some of the capital freed up from exiting indirect businesses, as well as the gain from the sale of First Franklin, have been and will be reinvested in core business expansion, both organically and through acquisition. We implemented on this strategy in a number of ways in 2006, via our acquisitions of two high performing banks in Florida and the addition of 35 more branches in our newer markets of Chicago, Cincinnati and St. Louis.
We remain committed to returning truly excess capital to shareholders. As you know, we announced a large tender offer in late January, which we expect will return up to $2.9 billion of cash directly to shareholders. You should also expect to see more actions to support our direct banking strategy in 2007 and beyond.
Delivering Solid Results
Net income for 2006 was $2.3 billion, or $3.72 per share, compared with $2.0 billion, or $3.09 per share, in 2005. While 2006 results included a large, nonrecurring gain on the sale of First Franklin, as well as losses and charges associated with the remaining portfolio loans, they also reflect record results in our core banking businesses.
In retail, our continued focus on growing the number of households we serve resulted in a 5% increase in average deposits, a 3% rise in average loans and nearly 2% growth in new households, surpassing the growth rate for the market as a whole. Retail net income rose more than 14%, with revenues up nearly 7%. The retail unit has never been more competitive than it is today.
In corporate banking, both average loans and average deposits grew by more than 9%. Higher, although still relatively low, loan loss provisions hindered net income growth, which totaled 1% for the year on revenue growth of about 9%. We have significantly upgraded our product and service capabilities in the last two years, notably in leasing, asset based finance and treasury management. Our asset management businesses also performed well, posting an increase of 21% in net income, with revenues up 4%. As expected, the mortgage and consumer finance businesses had relatively weak performances, reflective of cyclical conditions.
2       ANNUAL REPORT 2006

While we’re generally pleased with the recent financial performance, we believe that the long-term value created by a move to a more focused business model should be substantial.
Throughout our footprint, we’re effectively competing – and more often than not, winning. Innovative products and services are helping to drive our success, including points from National City, our comprehensive banking rewards program. Launched in March 2006, points rewards customers for everyday banking transactions. The program has exceeded our expectations with nearly a half million customers enrolled in the first nine months.
Becoming Best in Class
We also remain focused on Best In Class, the initiative created in 2005 to improve our productivity and overall performance. Now in full implementation, Best In Class is about increasing revenues effectively while lowering our cost structure. At year end, all 33 projects first identified in 2005 were integrated into the business units, with tangible results becoming increasingly visible in all businesses. For example, streamlined onboarding practices for small business and middle market clients are giving us a significant competitive advantage. Our new online sales referral tool, InterAct, has established clear lines of accountability for our critical cross-sell initiatives, making referrals quicker, easier and more effective across the company.
For 2006, we estimate that Best In Class initiatives improved pretax income by $170 million. We expect that to increase to approximately $400 million in 2007, and $700 million in 2008. Approximately half of the benefit is in the form of incremental revenues and half is cost savings.
Expanding in New Markets
We see ample opportunity for continued growth in our historic markets and our newest market, Florida. The acquisitions of Fidelity Bankshares and Harbor Florida Bancshares, based in West Palm Beach and Fort Pierce, respectively, have added 94 branches along Florida’s east coast, bringing our banking network to more than 1,300 locations in eight states. Conversion to the National City name and systems will occur this spring, at which time we’ll roll out the full suite of products and services to these rapidly growing Florida markets.
Harbor and Fidelity exemplify what we continue looking for as we consider other growth opportunities. Simply stated, they’re all about revenue – well-run institutions in attractive growth markets, offering sufficient size and scale from which to grow.
Leading Management Team
I have every confidence that we have the right strategy and the strong leadership team required to carry it out going forward. With the appointment of Peter Raskind to president and to the National City board, we also have set the stage for management succession, with Peter as the leading candidate to eventually succeed me as CEO. Both Peter and Vice Chairman Jeff Kelly have been assigned new, broader responsibilities following the retirement of Bill MacDonald (see sidebar). Our Board of Directors is very strong and engaged, and we were pleased to add Humana Inc. President and CEO Michael B. McCallister to the Board in December.
As we head into 2007, we’re mindful of the challenges facing our company and the industry. The economy and interest rates are more aptly characterized as headwinds, rather than tailwinds as was the case a few years ago. Margins are under pressure in every business on both sides of the balance sheet, and competition is fierce. Our competitors face the same issues as we do, but we believe we’re better positioned than most for success in this tougher environment. We welcome the challenge and look forward to updating you on our progress throughout the year.
Thank you for your continued support and investment.
David A. Daberko
Chairman and CEO
William E. MacDonald III – 38 years of commitment to National City
In December 2006, Vice Chairman William E. MacDonald III retired after an exemplary 38-year career with National City. Bill was the embodiment of National City values and culture, exhibiting an unparalleled work ethic and an unmatched dedication to serving our customers.
Our success is owed in no small part to Bill’s leadership, integrity and competitive spirit. His contributions to our company are immeasurable, including his role in helping to establish National City as one of the country’s premier middle market banks, his visible leadership in the community, and the positive influence he had on the careers of countless employees through his coaching and example.
We wish Bill and his family exceptional health and much happiness in retirement.
ANNUAL REPORT 2006     3

4     ANNUAL REPORT 2006

2006 Accomplishments
LEADING PRODUCTS AND SERVICES
As a result of substantial investments in our core banking operations, we’re successfully competing with, if not beating, the competition, with innovative products and services and an unwavering commitment to meet and exceed customer expectations.
Take, for example, the launch of Remote Capture, which provides corporate treasury management clients and small business customers with a convenient, electronic way to manage check collections at their location and eliminate branch visits to make deposits. Or consider the 2006 acquisition of SSG Capital Advisors, which has expanded the investment banking capabilities of NatCity Investments.
TAKING OUR SHOW ON THE ROAD
Products and services like these – including points from National City, our industry-leading banking rewards program – are just a few ways we’re differentiating National City from the competition and taking a lead in new and existing markets, like Florida.
Upon conversion of Florida’s Harbor Federal and Fidelity Federal this spring, we’ll begin offering our full suite of products and services under the National City brand. We’re excited to share our experience and expertise with our newest customers, and capitalize on the myriad opportunities in this rapidly growing market. And we’re continuing to explore opportunities in other growth markets as well; building on our continued success with recent market entries in Chicago, Cincinnati and St. Louis.
Celebrating redevelopment plans for Detroit’s historic Book-Cadillac Hotel are from left, Jon E. Barfield, Chairman and President of Bartech and member of the National City Board of Directors; William MacDonald III, retired National City Vice Chairman; John Ferchill, CEO and Chairman of The Ferchill Group; and George Jackson, Chief Development Officer, City of Detroit and President and CEO, Detroit Economic Growth Corporation. The National City Community Development Corporation is helping finance the project, which anchors Detroit’s downtown redevelopment strategy.
Photo courtesy of The Ferchill Group.
ENGAGING OUR CUSTOMERS AND COMMUNITIES
Engaging our customers and communities continues to be a cornerstone of our company. National City proudly supports the communities in which we live and work.
Take, for example, the nearly $2 million National City and its customers have raised for breast cancer awareness and prevention initiatives through the sale of our Diamond Edition® debit and credit card products. A portion of each transaction goes to the National Breast Cancer Foundation, which is dedicated to a cause critical to our communities and the lives of many of our employees, customers and their families.
We’re also proud to contribute to economic revitalization efforts in our communities through the good work of the National City Community Development Corporation. Since its inception in 1982, it has invested more than $1 billion in equity, supporting many times that amount in loans for revitalization efforts across our Midwest region.
Community support is important to our long-term business success, as is our commitment to diversity. We’re committed to be a diversity leader, and in 2006 made continued progress in creating a stronger, more inclusive environment that harnesses the unique attributes and perspectives of our employees, suppliers and communities.
5     ANNUAL REPORT 2006

3.20

Everyday banking becomes more rewarding with the launch of **points from National City**.

7.11

5.1

Acquisition of Pioneer Bank and Trust in St. Louis raises our branch total in this growing market to 48.

6.30

Enrollment in **points from National City** exceeds 300,000.

5.11

The U.S. Department of Defense honors National City for exceptional effort to support personnel serving in the National Guard and Reserve.

National City proudly supports employees who serve our country, including Army Reservists Erik Luca, left and Marcus Jennings.

5.11

7.11

Agreement to acquire Fort Pierce-based Harbor Florida Bancshares announced, followed two weeks later by a second deal to acquire West Palm Beach-based Fidelity Bankshares.

National City expanded into the Sunshine State, gaining a 94-branch network along Florida's east coast with the acquisition of Harbor Florida Bancshares and Fidelity Bankshares.

7.24

Full interstate banking access is provided to customers with movement to one national bank charter.

8.10

NatCity Investments expands investment banking capabilities through the acquisition of SSG Capital Advisors.

9.5

Agreement to sell First Franklin announced.

9.27

The Smart Women Business Blitz provides more than 5,000 women entrepreneurs and executives in seven states with information on National City Women's Business Advocate network.

Businesses run by women are one of the fastest growing business sectors in the country. National City understands this and is ready to assist women business owners with the financial services and advice they need to succeed.

9.27

2006

9.29

Annual Breast Cancer Awareness Campaign launched, spotlighting the need for education, research and prevention.

Survivors and their nominees create a giant pink ribbon on the field at Cincinnati Bengals' Paul Brown Stadium.

12.6

National City hosts its second annual Diversity Summit, this year at the Muhammad Ali Center in Louisville, Kentucky, signifying our strong commitment to diversity and inclusion.

11.29

National City China Advisory Service established to assist middle market and large corporate clients with business affairs in China.

10.24

Vice Chairman William E. MacDonald III announces his retirement after 38 years of distinguished service.

9.29

10.26

National City sponsors "Bridging the Racial Divide" on Detroit public television, encouraging a frank discussion and positive change in perceptions and attitudes regarding race.

In conjunction with public television, National City sponsored "Bridging the Racial Divide," a series of one-hour documentaries exploring preconceptions – and misconceptions – about race, in an effort to bring communities closer together.

12.1

Acquisition of Harbor Florida Bancshares is completed.

12.19

Vice Chairman Peter E. Raskind appointed as president and member of the National City board. Humana Inc. President and CEO Michael B. McCallister also is appointed to the board.

10.26

2006 Board of Directors

David A. Daberko (3)	Michael B. McCallister
Chairman and CEO	President and CEO
National City Corporation	Humana Inc.

Jon E. Barfield (1,4)	Paul A. Ormond (2,5)
Chairman and President	Chairman, President and CEO
The Bartech Group, Inc.	Manor Care, Inc.

James S. Broadhurst (1,3,4)	Peter E. Raskind
Chairman and CEO	President
Eat’n Park Hospitality Group, Inc.	National City Corporation

Christopher M. Connor (2,5)	Gerald L. Shaheen (2,5)
Chairman and CEO	Group President
The Sherwin-Williams Company	Caterpillar Inc.

Bernadine P. Healy, M.D. (2,5)	Jerry Sue Thornton, Ph.D. (1,3,4)
Medicine Columnist and Health Editor	President
U.S. News and World Report	Cuyahoga Community College

S. Craig Lindner (1,4)	Morry Weiss (1,3,4)
Co-CEO and Co-President	Chairman
American Financial Group, Inc.	American Greetings Corporation
Committees:
(1)	Audit

(2)	Compensation

(3)	Dividend

(4)	Risk and Public Policy

(5)	Nominating

Office of the Chairman

David A. Daberko	Peter E. Raskind	Jeffrey D. Kelly
Chairman and CEO	President	Vice Chairman and CFO

Officers

Executive Vice Presidents	Senior Vice Presidents
James R. Bell III	Paul E. Bibb, Jr.	Clark H. Khayat
Paul G. Clark	E. Kennedy Carter, Jr.	Janis E. Lyons
Daniel J. Frate	Jon N. Couture	W. Robert Manning, Jr.
Paul D. Geraghty	Robert B. Crowl	Joseph T. McCartin
Jon L. Gorney	Comptroller	Bruce A. McCrodden
Timothy J. Lathe	Richard J. DeKaser	Chameli Naraine
Philip L. Rice	J. Andrew Dunham	T. Michael Price
Shelley J. Seifert	Kenneth M. Goetz	Thomas A. Richlovsky
Stephen A. Stitle	Jane Grebenc	Treasurer
Jeffrey J. Tengel	Mary H. Griffith	Robert C. Rowe
David L. Zoeller	James P. Gulick	Karin L. Stone
General Counsel	General Auditor	Timothy J. Yanoti
and Secretary	Gregory M. Jelinek

State CEOs

Florida	Indiana	Michigan	Ohio
Michael J. Brown, Sr.	Stephen A. Stitle	David P. Boyle	Philip L. Rice
Vincent A. Elhilow
	Kentucky	Missouri	Pennsylvania
Illinois	Charles P. Denny	Shaun R. Hayes	Todd C. Moules
Joseph A. Gregoire
8    ANNUAL REPORT 2006

Financial Review

This Annual Report contains forward-looking statements. See page 34 for further information on the risks and uncertainties associated with forward-looking statements.

The Financial Review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and notes presented on pages 39 through 87.

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

The Corporation’s primary focus in the last two years has been on its core banking business where there is a direct relationship with the customer and where management believes that it can compete effectively at a “best-in-class” level. In 2006, the Corporation sold its First Franklin nonconforming mortgage origination and servicing platform and a significant portion of the portfolio loans that were originated by this unit, and implemented a strategy to originate and sell nonfootprint, broker-sourced home equity lines and loans. Results for 2006 reflect a realized gain on the sale of First Franklin, credit losses associated with the First Franklin retained portfolio, and losses on First Franklin originated loans sold or held for sale.

Tax-equivalent net interest income was $4.6 billion, about equal to 2005. Net interest margin was 3.75% for 2006 and 3.74% in 2005. The net interest margin was stable compared to the prior year despite pressure on lending and deposit spreads, reflecting a more favorable funding mix. Average earning assets were $123.5 billion, down slightly from 2005 due to the decision to originate and sell nonfootprint, broker-sourced consumer loans.

Average portfolio loans decreased in 2006, despite strong growth in commercial loans, as a result of the aforementioned originate-and-sell strategy. Substantially all nonconforming mortgage and broker-sourced home equity originations were classified as held for sale in 2006 rather than added to the portfolio. In addition, the Corporation sold approximately 30% of its nonconforming mortgage portfolio in 2006. Both the nonconforming mortgage and broker-sourced home equity portfolios are now in run-off. Management forecasts that the average combined run-off of these portfolios will approximate $560 million per month in 2007.

The provision for credit losses of $483 million for 2006 increased mainly due to expected losses on nonconforming mortgage loans. The credit quality of nonconforming loans deteriorated in late 2006, reflective of the reset of interest rates on a large group of these loans as well as relative weakness in home prices. These events contributed to financial stress on borrowers, leading to higher delinquencies, charge-offs and nonperforming assets.

Fees and other income of $4.0 billion for 2006 included a $984 million pretax gain on the sale of First Franklin. Deposit service fee revenue grew by 11% compared to the prior year on growth in the number of accounts and fee-generating transactions. Fees and other income include net mortgage servicing rights (MSR) hedging losses of $294 million in 2006 versus net MSR hedging gains of $275 million in 2005. Loan sale revenue for 2006 included $85 million of losses on First Franklin originated loans sold and held for sale.

Noninterest expense for 2006 was $4.7 billion, approximately equal to the prior year. Personnel costs were relatively flat between years, reflecting cost savings from the Corporation’s Best In Class program. Insurance costs increased in 2006 as the Corporation purchased more credit protection on mortgage portfolio loans. Noninterest expense for 2005 included higher severance costs, a $30 million contribution to the Corporation’s charitable foundation, and a $29 million one-time lease accounting adjustment.

Projections of the current year results to future periods will be affected by recently completed acquisition and divestiture activities. On May 1, 2006, the Corporation completed its acquisition of Forbes First Financial Corporation. On December 1, 2006, the Corporation completed its acquisition of Harbor Florida Bancshares. The financial results of these acquired businesses are included in the consolidated financial results from their respective acquisition dates. On December 30, 2006, the Corporation completed the sale of the First Franklin nonconforming mortgage origination and servicing platform. The financial results of First Franklin are included in the Consolidated Financial Statements to the date of sale. In early January 2007, the Corporation completed its acquisition of Fidelity Bankshares.

Best In Class
Best In Class is a program designed to drive long-term performance improvement and cultural change. It includes re-engineering or replacement of business processes, incentive systems, and management structures. Progress continues on implementing these initiatives. Management estimates that Best In Class improved its pretax earnings by $170 million in 2006 and will improve pretax earnings by approximately $400 million in 2007 and $700 million in 2008. These estimates are subject to revision as implementation progresses.

Financial Review

ANNUAL REPORT 2006    9

Financial Review (Continued)

Consolidated Average Balance Sheets

	Daily Average Balance

(Dollars in Millions)	2006	2005	2004	2003	2002

Assets
Earning Assets:
Loans(a):
Commercial	$29,024	$26,919	$22,131	$21,403	$23,989
Commercial construction	3,680	3,068	2,568	2,343	1,380
Real estate – commercial	12,173	12,231	11,326	9,483	8,005
Real estate – residential	40,097	42,684	40,889	45,972	29,615
Home equity lines of credit	19,533	21,122	14,743	9,293	7,014
Credit card and other unsecured lines of credit	2,750	2,523	2,286	2,155	1,900
Other consumer	5,680	7,818	7,659	8,059	11,384

Total loans	112,937	116,365	101,602	98,708	83,287
Securities available for sale, at amortized cost
Taxable	7,270	7,134	7,033	6,195	7,675
Tax-exempt	531	625	665	669	674

Total securities available for sale	7,801	7,759	7,698	6,864	8,349
Federal funds sold and security resale agreements, and other investments	2,803	2,100	1,621	1,326	1,333

Total earning assets/total interest income/rates	123,541	126,224	110,921	106,898	92,969
Allowance for loan losses	(1,007)	(1,143)	(1,101)	(1,028)	(951)
Fair value (depreciation) appreciation of securities available for sale	(68)	72	150	257	255
Nonearning assets	16,212	16,403	14,433	12,398	11,260

Total Assets	$138,678	$141,556	$124,403	$118,525	$103,533

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market	$28,900	$28,589	$28,897	$25,378	$20,740
Savings	1,970	2,361	2,583	2,423	2,561
Consumer time deposits	21,711	18,662	14,875	13,729	15,064
Other deposits	5,512	6,087	3,062	2,752	3,613
Foreign deposits	8,553	8,787	8,946	7,002	6,302
Federal funds borrowed	2,886	4,021	4,920	7,895	5,459
Security repurchase agreements	3,487	3,317	2,918	3,013	3,327
Borrowed funds	2,201	2,253	1,477	1,556	2,406
Long-term debt	30,013	32,752	24,028	24,854	19,558

Total interest bearing liabilities/total interest expense/rates	105,233	106,829	91,706	88,602	79,030

Noninterest bearing deposits	16,814	18,257	17,763	17,203	13,685
Accrued expenses and other liabilities	3,852	3,705	3,618	3,748	2,845

Total liabilities	125,899	128,791	113,087	109,553	95,560

Total stockholders’ equity	12,779	12,765	11,316	8,972	7,973

Total liabilities and stockholders’ equity	$138,678	$141,556	$124,403	$118,525	$103,533

Net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes both portfolio loans and loans held for sale or securitization.

 ANNUAL REPORT 2006

Interest					Average Rate

2006	2005	2004	2003	2002	2006	2005	2004	2003	2002

$2,158	$1,589	$936	$818	$1,133	7.44%	5.90%	4.23%	3.82%	4.72%
283	193	119	103	79	7.68	6.29	4.63	4.41	5.72
880	778	648	581	534	7.23	6.36	5.72	6.13	6.68
2,906	2,757	2,591	2,964	2,119	7.25	6.46	6.34	6.45	7.15
1,455	1,194	581	355	336	7.45	5.65	3.94	3.81	4.79
308	251	200	173	176	11.19	9.93	8.73	8.01	9.26
378	493	496	569	953	6.65	6.31	6.48	7.07	8.38

8,368	7,255	5,571	5,563	5,330	7.41	6.23	5.48	5.64	6.40

389	352	345	322	483	5.35	4.93	4.90	5.19	6.29
37	45	49	51	55	7.07	7.27	7.36	7.68	8.15

426	397	394	373	538	5.47	5.12	5.11	5.43	6.44

170	111	88	58	63	6.05	5.28	5.46	4.35	4.72

$8,964	$7,763	$6,053	$5,994	$5,931	7.26%	6.15%	5.46%	5.61%	6.38%

$798	$488	$252	$257	$301	2.76%	1.71%	.87%	1.01%	1.45%
11	10	9	11	21	.59	.44	.35	.45	.82
936	642	467	506	646	4.31	3.44	3.14	3.69	4.28
276	203	50	34	67	5.00	3.33	1.64	1.23	1.84
399	261	118	84	114	4.66	2.97	1.32	1.20	1.81
147	134	71	114	116	5.08	3.34	1.45	1.44	2.12
138	76	23	19	35	3.96	2.28	.78	.63	1.04
103	68	15	18	37	4.67	3.01	1.03	1.20	1.55
1,522	1,154	588	587	573	5.07	3.52	2.45	2.36	2.94

$4,330	$3,036	$1,593	$1,630	$1,910	4.11%	2.84%	1.74%	1.84%	2.42%

$4,634	$4,727	$4,460	$4,364	$4,021

					3.15%	3.31%	3.72%	3.77%	3.96%
					.60	.43	.30	.31	.37

					3.75%	3.74%	4.02%	4.08%	4.33%

ANNUAL REPORT 2006

Financial Review (Continued)

Net Interest Income
Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities used to fund those assets, including interest bearing deposits and other borrowings. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. Changes in net interest income are most often measured through two statistics – interest spread and net interest margin. The difference between the yields on earning assets and the rates paid on interest bearing liabilities represents the interest spread. The net interest margin is expressed as the percentage of net interest income to average earning assets. Because noninterest bearing sources of funds, or free funding, principally demand deposits and stockholders’ equity, also support earning assets, the net interest margin exceeds the interest spread.

To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to the pretax-equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for 2006, 2005, and 2004 were $30 million, $31 million, and $27 million, respectively. Average outstanding loan balances include nonperforming loans and loans held for sale or securitization. Average outstanding securities balances are computed based on amortized cost and exclude unrealized gains and losses on securities available for sale.

In order to manage exposure to changes in interest rates, the Corporation uses various types of derivative instruments. The effects of derivative instruments used to manage interest rate risk associated with earning assets and interest bearing liabilities are included in interest income or expense of the hedged item and consequently affect the yields on those assets and liabilities. Further discussion of derivative instruments is included in Notes 1 and 25 to the Consolidated Financial Statements. A discussion of the effects of changing interest rates is included in the Market Risk section beginning on page 26.

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

The decrease in net interest income in 2006 resulted primarily from a decrease in average earning assets as a result of the decision to originate and sell nonfootprint, broker-sourced nonconforming mortgage loans and home equity lines and loans. The increase in net interest income in 2005 over 2004 resulted from growth in earning assets which more than offset the increase in deposit and funding costs.

The net interest margin in 2006 was relatively consistent with the prior year despite pressure on lending and deposit spreads due to a higher contribution from noninterest bearing sources of funds. The net interest margin decline in 2005 resulted from lower loan spreads due to the flattening of the yield curve and increased competition, and a lower balance of mortgages held for sale, partially offset by wider deposit spreads.

Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources is included in the Financial Condition section beginning on page 19.

The following table shows changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income arising from volume and rate changes for major categories of earning assets and interest bearing liabilities. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

	2006 vs 2005			2005 vs 2004

	Due to			Due to
	Change in		Net	Change in		Net
(In Millions)	Volume	Rate	Change	Volume	Rate	Change

Increase (decrease) in tax-equivalent interest income –
Loans:
Commercial	$124	$445	$569	$203	$450	$653
Commercial Construction	38	52	90	23	51	74
Real estate – commercial	(4)	106	102	52	78	130
Real estate – residential	(166)	315	149	115	51	166
Home equity lines of credit	(90)	351	261	251	362	613
Credit card and other unsecured lines of credit	23	34	57	21	30	51
Other consumer	(134)	19	(115)	10	(13)	(3)
Securities available for sale	2	27	29	2	1	3
Federal funds sold, security resale agreements, and other investments	37	22	59	27	(4)	23

Total	$(170)	$1,371	$1,201	$704	$1,006	$1,710

Increase (decrease) in interest expense
Deposits:
NOW and money market accounts	$5	$305	$310	$(3)	$239	$236
Savings accounts	(2)	3	1	(1)	2	1
Consumer time deposits	105	189	294	119	56	175
Purchased deposits	(25)	236	211	40	256	296
Federal funds borrowed, security repurchase agreements, and borrowed funds	(29)	139	110	3	166	169
Long-term debt	(96)	464	368	215	351	566

Total	$(42)	$1,336	$1,294	$373	$1,070	$1,443

(Decrease) increase in tax-equivalent net interest income			$(93)			$267

 ANNUAL REPORT 2006

Noninterest Income
Details of noninterest income follow:

(In Millions)	2006	2005	2004

Deposit service revenue	$818	$740	$670
Loan sale revenue	766	808	879
Loan servicing revenue	91	399	501
Trust and investment management fees	301	296	301
Leasing revenue	228	267	180
Brokerage revenue	158	159	145
Other service fees	151	125	113
Insurance revenue	129	103	91
Principal investment gains, net	118	57	69
Card-related fees	114	110	88
Derivatives (losses)/gains	(7)	64	73
Gain on divestitures	984	16	790
Payment processing revenue	—	2	409
Other	168	131	112

Total fees and other income	4,019	3,277	4,421
Securities gains, net	—	27	19

Total noninterest income	$4,019	$3,304	$4,440

Deposit service revenue increased by $78 million, or 11%, compared to 2005 and by $148 million, or 22%, compared to 2004. The growth in deposit service revenue reflects steady growth in personal checking accounts and a higher volume of fee-generating transactions, primarily overdrafts, debit card and nonsufficient funds transactions.

Loan sale revenue includes loan sale or securitization gains/(losses) as well as gains/(losses) recognized on derivative instruments utilized to hedge certain loans prior to sale. Revenue by loan type is shown below:

(In Millions)	2006	2005	2004

Residential real estate	$590	$752	$808
Commercial loans	90	47	33
Other consumer loans	86	9	38

Total loan sale revenue	$766	$808	$879

Residential real estate loan sale revenue decreased in 2006 due to lower mortgage loans originated for sale. Mortgage loans originated for sale were $65.4 billion in 2006, $74.7 billion in 2005 and $80.1 billion in 2004. The lower origination volume in 2006 reflects rising interest rates which tend to weaken consumer demand for mortgage loans. Margins realized on sales of conforming mortgage loan sales increased 19% in 2006 which reflects a larger percentage of loans originated directly rather than through a broker or correspondent relationship. Compared to 2004, margins on sales of conforming mortgage loans declined about 6%. Margins on sales of nonconforming mortgage loans declined 12% compared to 2005 and 45% compared to 2004 which reflects increased competition among nonprime originators in the past two years. The Corporation sold its First Franklin nonconforming mortgage origination network on December 30, 2006. First Franklin loan sale revenue, included within residential real estate in the table above, was $201 million in 2006, $264 million in 2005, and $417 million in 2004.

Residential real estate loan sale revenue for 2006 included losses associated with the decision to sell a $6.0 billion pool of nonconforming mortgage loans from portfolio. This pool was transferred to held for sale and approximately $3.9 billion was sold prior to year end. The Corporation realized a loss of $18 million on these sales, inclusive of $24 million of recourse reserves. In addition, fair value writedowns of $67 million were recognized to reduce the carrying value of these loans to their estimated market value. Fair value was estimated based on market prices for recent sales of similar loans along with pricing information received from potential third-party investors, taking into consideration loan specific delinquency and underwriting deficiencies, as well as current market conditions.

Commercial loan sale revenue increased in 2006 due to a higher volume of commercial real estate loan sales, as well as a $27 million gain on sale of commercial leases. Other consumer loan sale revenue increased in 2006 as a result of a decision to sell all new production of nonfootprint, broker-originated home equity lines and loans. Previously, all such loans were retained in portfolio. Home equity lines and loans sold were $7.7 billion in 2006 and $1.4 billion in 2005, with no such sales in 2004. In addition, other consumer loan sale revenue for 2005 included a $29 million loss on the securitization of indirect automobile loans. The Corporation no longer originates indirect automobile loans.

Loan servicing revenue includes net contractual servicing fees, late fees, ancillary fees, servicing asset valuation adjustments, and gains/(losses) on derivatives and securities utilized to hedge mortgage servicing assets. The components of loan servicing revenue by product type follow:

(In Millions)	2006	2005	2004

Commercial	$10	$11	$3
Residential real estate	(73)	302	395
Other consumer loans	154	86	103

Total loan servicing revenue	$91	$399	$501

Commercial loan servicing has grown compared to two years ago due to a 2004 acquisition. Other consumer loans servicing revenue increased in 2006 compared to the prior two years. Credit card servicing revenue was low in 2005 as fee income on securitized balances was affected by the high volume of consumer bankruptcies. Home equity and automobile servicing revenue increased in 2006 due to growth in the serviced portfolio resulting primarily from recent loan sales and securitizations where the Corporation retained servicing rights.

The components of residential real estate loan servicing revenue were as follows:

(In Millions)	2006	2005	2004

Net contractual servicing fees	$625	$532	$499
Servicing asset time decay and payoffs(a)	(404)	(505)	(493)
MSR hedging (losses)/gains:
Servicing asset valuation changes	(2)	472	84
(Losses)/gains on hedging instruments	(292)	(197)	304

Net MSR hedging (losses)/gains	(294)	275	388

Other	—	—	1

Total residential real estate servicing (loss)/revenue	$(73)	$302	$395

(a)	Prior to January 1, 2006, time decay and payoffs were characterized as amortization of servicing assets.

ANNUAL REPORT 2006

Financial Review (Continued)

The Corporation typically retains the right to service the mortgage loans it sells. Upon sale, the Corporation recognizes a mortgage servicing right (MSR), which represents the present value of the estimated net servicing cash flows to be realized over the estimated life of the underlying loan. The carrying value of MSRs was $2.1 billion at both December 31, 2006 and 2005. On December 30, 2006, the Corporation’s nonconforming mortgage servicing platform, National City Home Loan Services (NCHLS) and associated servicing assets of $223 million were sold. Residential real estate servicing revenue included NCHLS servicing revenue of $64 million in 2006, $19 million in 2005, and $13 million in 2004.

Net contractual servicing fees increased compared to the prior two years due to continued growth in the mortgage loan portfolio serviced for others. The unpaid principal balance associated with National City Mortgage (NCM) loans serviced for others was $162.3 billion and $159.6 billion at December 31, 2006 and 2005, respectively. Servicing asset time decay and payoffs represent the decrease in the MSR value due to the passage of time from both payoffs and regularly scheduled loan principal payments. Payoffs slowed in 2006 compared to prior years due to rising interest rates.

Effective January 1, 2006, the Corporation adopted fair value as its measurement method for MSRs. In prior periods, the Corporation followed the amortization method of accounting for its MSRs. To the extent that MSRs were previously designated in qualifying SFAS 133 hedge relationships which were deemed effective, the carrying value of MSRs was permitted to be written up to fair value. However, if a hedge was deemed ineffective, or a derivative used to economically hedge MSRs was not formally designated in an SFAS 133 hedge relationship, the related MSRs were carried at lower of cost or fair value.

The value of MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of MSRs. The Corporation manages the risk associated with declines in the value of MSRs using derivative instruments and securities. Unrealized net losses associated with derivatives utilized to hedge MSRs were $126 million as of December 31, 2006. The ultimate realization of these losses can be affected by changes in interest rates, which may increase or decrease the ultimate cash settlement of these instruments.

During 2006, net MSR hedging losses were $294 million, compared to gains of $275 million in 2005, and gains of $388 million in 2004. In 2006, the Corporation refined its estimates of loan prepayments by implementing a new prepayment model, which increased net MSR hedging losses by $56 million. In prior periods, a third-party model was utilized to forecast loan prepayments. Both models utilize empirical data drawn from the historical performance of the Corporation’s managed portfolio. However, the new model considers more loan characteristics in estimating future prepayment rates. In 2005, changes in the MSR valuation model increased loan servicing income by $39 million. Net MSR hedging losses associated with the NCHLS servicing assets were not significant.

Leasing revenue declined in 2006 compared to the prior year due to continued run-off of the leased automobile portfolio, which more than offset the growth in the commercial leasing portfolio. Leasing revenue was higher in 2005 than 2004 due to acquisitions of commercial leasing units in mid-2004 and early 2005. Brokerage revenue also increased compared to 2004 due to acquisitions.

Other service fees increased compared to the prior two years due to higher volumes of foreign currency transactions, official check issuances, and loan syndications. Insurance revenue increased on new reinsurance business and higher volumes of force-placed hazard insurance in 2006.

Principal investments represent direct investments in private and public companies and indirect investments in private equity funds. Principal investment gains include both market value adjustments and realized gains from sales of these investments. Principal investment results can vary from year to year due to changes in fair value and decisions to sell versus hold various investments. Principal investment gains were higher in 2006 than the prior two years due to better performance and higher realized gains on sale.

Card-related fees have increased by 4% compared to 2005 and 30% compared to 2004. Credit card interchange fees increased compared to two years ago as a result of higher transaction volumes.

Derivative gains/(losses) include certain ineffective hedge gains/(losses) on derivatives designated as SFAS 133 qualifying hedges, and fair value adjustments on derivatives not designated as SFAS 133 qualifying hedges. These derivatives are held for trading purposes, to hedge the fair value of certain recognized assets and liabilities, and to hedge certain forecasted cash flows. Derivatives used to hedge mortgage loans held for sale and MSRs are presented within loan sale revenue and loan servicing revenue, respectively. Net losses were recognized in 2006 due to fair value write-downs recognized on derivatives held for interest rate risk management purposes, which are not designated as SFAS 133 qualifying hedges, and derivatives held for trading purposes. In addition, lower gains arose from ineffectiveness of the derivatives used to hedge interest rate risk on commercial loans.

Gain on divestitures varies between years due to the nature of transactions in each year. In 2006, the Corporation sold its First Franklin nonconforming mortgage origination and related servicing platform for a realized gain of $984 million. The purchase price, and thus the gain, are subject to adjustment in 2007. Gain on divestitures for 2005 represents the gain on the sale of Madison Bank & Trust. Gain on divestitures for 2004 included a $714 million gain realized on the sale of National Processing, a $62 million gain on the sale of the Corporate Trust bond administration business, and a $14 million gain on the sale of seven branches located in the Upper Peninsula of Michigan.

Payment processing revenue ceased in 2004 with the sale of National Processing.

 ANNUAL REPORT 2006

Other noninterest income for 2006 included $36 million of income related to the release of a chargeback guarantee liability associated with a now-terminated credit card processing agreement. There were no significant unusual items in other noninterest income in either 2005 or 2004.

Net security gains/(losses) are shown in the following table.

(In Millions, Except Per Share Amounts)	2006	2005	2004

Net gains/(losses):
Equity securities	$5	$13	$3
Debt securities	(5)	14	16

Net pretax gains	—	27	19
Tax provision	—	7	2

Effect on net income	$—	$20	$17

Effect on diluted net income per share	$—	$.03	$.03

Equity securities gains were primarily associated with the Corporation’s former bank stock fund, an internally managed portfolio of bank and thrift common stock investments, which was liquidated early in 2006. Debt securities (losses)/gains arise from the fixed income investment portfolio maintained for balance sheet management purposes.

Noninterest Expense
Details of noninterest expense follow:

(In Millions)	2006	2005	2004

Salaries, benefits, and other personnel	$2,604	$2,560	$2,363
Third-party services	352	332	350
Equipment	326	303	300
Net occupancy	298	316	254
Leasing expense	165	179	126
Marketing and public relations	148	165	115
Postage and supplies	140	143	148
Insurance	112	60	51
Travel and entertainment	77	85	82
Telecommunications	75	82	85
Impairment, fraud, and other losses	57	108	71
State and local taxes	51	74	60
Intangible asset amortization	47	52	46
Card processing	28	21	190
Other	237	271	231

Total noninterest expense	$4,717	$4,751	$4,472

Comparisons of 2006 to prior years are affected by acquisitions which resulted in higher personnel costs, intangibles amortization and integration costs, as well as other unusual items discussed below. Acquisition integration costs were $12 million in 2006, $45 million in 2005, and $74 million in 2004.

Details of salaries, benefits, and other personnel expense follow:

(Dollars in Millions)	2006	2005	2004

Salaries and wages	$1,424	$1,422	$1,347
Incentive compensation	811	809	774
Deferred personnel costs	(403)	(457)	(505)
Medical and other benefits	175	175	166
Contract labor	172	199	149
Payroll taxes	161	156	149
Retirement plans	89	82	81
Stock-based compensation	68	57	67
Deferred compensation	42	16	32
Severance	30	61	37
Other personnel costs	35	40	66

Total salaries, benefits, and other personnel	$2,604	$2,560	$2,363

Full-time equivalent employees at year end(a)	31,270	34,270	35,230

(a)	At December 31, 2006, full-time equivalent employees exclude personnel associated with First Franklin and NCHLS units which were sold on December 30, 2006.

Salaries, benefits, and other personnel costs were relatively flat compared to 2005, and reflect cost savings from the Corporation’s Best In Class programs. Deferred personnel costs decreased as a result of lower mortgage loan originations in 2006 compared to prior years, which more than offset the increase in capitalized labor for internally developed software. Contract labor costs were lower in 2006 versus 2005 as the prior year included expenses related to contract programmers hired to develop a new mortgage loan origination system and temporary help engaged in acquisition integration activities. Stock-based compensation increased in 2006 as compared to 2005 due to expenses related to 2006 grants. Deferred compensation costs, which represent market valuation adjustments on deferred compensation liabilities, increased compared to 2005 due to increases in the investment indices to which the value of these obligations are tied. Severance costs were lower in 2006 as 2005 included a $43 million charge related to the elimination of a number of management positions pursuant to the Corporation’s Best In Class initiative.

Salaries, benefits, and other personnel costs increased in 2005 compared to 2004 due primarily to higher salaries and wages, incentive compensation, contract labor, and lower deferred personnel costs. The increase in salaries and wages reflects a larger number of full-time equivalent employees throughout 2005, resulting primarily from acquisitions completed in 2004, and normal salary increases. Incentive compensation increased in 2005 compared to 2004 due to business growth, particularly in corporate and retail banking. Deferred personnel costs decreased due to lower mortgage loan originations in 2005, which more than offset an increase in capitalized labor for internally developed software. Medical and other benefits and payroll taxes, expressed as a percentage of salary and wages, are comparable to the prior year. The higher contract labor costs in 2005 versus the prior year were primarily due to contract programmers hired to develop a new mortgage loan origination system and temporary help engaged in acquisition integration activities. Stock-based compensation was lower in 2005, as the prior year included $11 million of expense associated with the acceleration of vesting of National

ANNUAL REPORT 2006

Financial Review (Continued)
Processing’s stock options prior to its sale. Deferred compensation costs decreased compared to 2004 due to a smaller increase in the investment indices to which the value of these obligations are tied. Severance costs for 2005 included a $43 million charge for Best In Class position eliminations.

Third-party services increased in 2006 compared to 2005 due to a greater utilization of external legal, consulting, and other professional services. Third-party services decreased in 2005 compared to the prior year due to the completion of system integration activities for 2004 acquisitions. Partially offsetting this decrease were $6 million of consultants’ fees and $6 million of outplacement costs associated with Best In Class initiatives.

Equipment costs increased in 2006 compared to the prior years due to increases in maintenance contract costs, software licenses fees, along with technology upgrade costs.

Net occupancy expense decreased in 2006 compared to the prior year due to a $29 million one-time adjustment for lease accounting in 2005. Net occupancy expenses were higher in 2005 compared to 2004 due to an increase in depreciation expense and the previously mentioned lease accounting adjustment. Fixed asset additions, as well as property acquired in 2004 acquisitions, contributed to the higher depreciation in 2005.

Leasing expense decreased in 2006 compared to 2005 due to a smaller portfolio of equipment leased to others. The Corporation ceased originating automobile leases in December 2000. As leases terminated, these automobiles were sold, resulting in a smaller balance of depreciable assets. Leasing expense increased in 2005 compared to 2004 due to the commercial equipment and automobile leasing businesses acquired in 2004. Higher depreciation expense was recognized in 2005 on a larger leased equipment portfolio. Partially offsetting this increase were net residual value recoveries of $28 million and $6 million in 2005 and 2004, respectively, on the automobile lease portfolio. The net recoveries in 2005 included a $21 million insurance settlement representing a partial recovery of previously incurred residual value losses.

Marketing and public relations decreased in 2006 as 2005 included contributions of appreciated securities to the Corporation’s charitable foundation in the amount of $30 million, with no similar contributions in 2006. Partially offsetting this decrease were higher advertising costs during 2006 associated with promoting loan and deposit products, along with the points from National City rewards program. Advertising and promotional spending increased in 2005 compared with 2004 due to increased spending on corporate sponsorships, direct mail marketing and promotional activities associated with free checking and home equity products.

Insurance expense increased in 2006 as compared to the prior year due to mortgage insurance purchased on a larger percentage of the residential real estate and consumer loan portfolio.

Impairment, fraud, and other losses decreased in 2006 as compared to 2005. The prior year included an $18 million impairment charge on several underutilized buildings offered for sale, $11 million of higher insurance loss provisions, and a $5 million charge for lease exit costs and asset impairments associated with the Best In Class program.

State and local nonincome based tax expense decreased compared to prior years due mainly to reversals of previously established reserves that were no longer required. Intangible asset amortization decreased in 2006 as certain intangible assets became fully amortized, as well as lower core deposits amortization, reflective of an accelerated amortization method. This decrease was partially offset by amortization of intangibles recognized from 2006 acquisitions. Intangible asset amortization increased in both 2005 and 2004 as a result of intangibles recognized in 2004 acquisitions. Card processing costs increased in 2006 as compared to 2005 due to a greater volume of card activities. Card processing costs decreased in 2005 due to costs associated with the former National Processing subsidiary, which was sold in late 2004.

Other noninterest expense decreased in 2006 compared to the prior year due to $24 million of lower foreclosure losses and $9 million of lower minority ownership expenses. In 2005, other noninterest expense increased compared to the prior year due to $20 million of higher foreclosure losses and $10 million of higher losses on community development and civic partnerships. The foreclosure provision increase was due to higher loss rates. The higher losses for community development and civic partnerships reflect both new investments and accelerated amortization to match the expected timing of receipt of tax credits.

The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 54.52% in 2006, 59.36% in 2005, and 50.35% in 2004. The lower efficiency ratio in 2006 reflected primarily the gain on sale of First Franklin. The higher efficiency ratio in 2005 when compared with 2004 was reflective of higher noninterest expense driven by 2004 acquisitions, lower mortgage banking revenue, and the prior year gain on the sale of the former National Processing subsidiary.

Income Taxes
The effective tax rate was 33% in both 2006 and 2005 versus 32% in 2004. The effective tax rate for 2004 benefited from a lower rate applied on the sale of National Processing. The tax provisions for 2006, 2005, and 2004 included net tax benefits of $23 million, $4 million and $67 million, respectively, related to the reorganization of certain subsidiaries, the resolution of certain tax contingencies, and federal and state audit claims. A reconciliation of the effective tax rate to the statutory rate is included in Note 21. Management’s estimate of the effective tax rate for 2007 is 32.5%.

Line of Business Results
At December 31, 2006, National City had five major lines of business: Wholesale Banking, Consumer and Small Business Financial Services, National Consumer Finance, National City Mortgage, and Asset Management. On December 30, 2006, the Corporation completed the sale of its First Franklin mortgage loan origination and servicing platform. The results of First Franklin’s operations are reported within National

 ANNUAL REPORT 2006

Consumer Finance to its date of sale. National Processing, reported as a separate segment in 2004, was sold in October 2004.

During 2006, the Corporation implemented certain changes in the management and reporting of certain business units. The management and reporting of the dealer finance business were realigned after the decision to exit indirect automobile lending. Automobile floorplan and recreational finance lending, previously part of Consumer and Small Business, are now reported within Wholesale Banking. The remaining components of dealer finance, including automobile leases, manufactured housing loans and other business units which are no longer actively lending, are reported within Parent and Other. Warehouse Resources, which was previously managed and reported as a unit of National Consumer Finance, was transferred to Wholesale Banking. Prior periods’ results have been reclassified to conform to the current presentation.

Net income (loss) by line of business follows:

(In Millions)	2006	2005	2004

Wholesale Banking	$803	$798	$677
Consumer and Small Business Financial Services	717	626	591
National Consumer Finance	329	558	651
National City Mortgage	(104)	284	442
Asset Management	97	80	133
National Processing	—	—	34
Parent and Other	458	(361)	252

Consolidated net income	$2,300	$1,985	$2,780

Wholesale Banking: Net income was slightly higher in 2006 versus 2005 but well above 2004. Net interest income was relatively flat compared to 2005 but up 19% compared to 2004. Net interest income reflected strong growth in earning assets offset by narrower loan spreads. Acquisitions completed in 2004 also added to the growth in net interest income. The provision for credit losses was $67 million in 2006, versus a reversal of previously recognized provision of $32 million in 2005, and a provision for credit losses of $51 million in 2004. The increase reflects growth in the portfolio, as well as higher net charge-offs in 2006. Loan sale revenue increased in 2006 due to a $27 million gain on the sale of commercial leases, as well as more sales of commercial real estate loans. Leasing revenue increased based on continued growth in the commercial equipment leasing business which was acquired in 2004. Principal investment gains were $122 million in 2006, $57 million in 2005, and $69 million in 2004. Principal investment gains can vary from year to year based on the timing of sales and profitability of each investment. Operating expenses increased compared to the prior two years primarily due to higher business volumes. Average loans outstanding were $42.9 billion in 2006, up 10% from $39.1 billion in 2005.

Consumer and Small Business Financial Services (CSB): Net income increased compared to 2005 and 2004. Net interest income increased 5% over 2005 and 11% over 2004 due to growth in earning assets and deposits, as well as wider deposit spreads associated with higher interest rates. The provision for credit losses was $183 million in 2006, $252 million in 2005, and $231 million in 2004. The 2005 provision for credit losses reflects a record number of consumer bankruptcy filings prior to the change in these laws in late 2005. Deposit service fees increased 11% over 2005 and 26% compared to 2004 due to growth in personal deposit accounts and fee-generating transactions. Noninterest income for 2005 included a $16 million gain realized on the sale of Madison Bank & Trust. In 2004, a $14 million gain was realized on the sale of Upper Peninsula of Michigan branches. Noninterest expense increased in 2006 due to a $79 million reinsurance provision, versus $2 million in 2005. Average core deposits were $55.4 billion in 2006, up from $52.8 billion in 2005.

National Consumer Finance (NCF): Net income declined in 2006 primarily due to a loss at National City Home Loan Services (NCHLS) and lower earnings at First Franklin. During 2006, NCF implemented an originate-and-sell strategy for all nonfootprint, broker-sourced nonconforming mortgage loans and home equity lines and loans. As a result, earning assets declined in 2006, reducing net interest income at NCHLS. The average balance of outstanding loans was $35.1 billion in 2006, $38.8 billion in 2005, and $28.5 billion in 2004. The spread earned on loans declined compared to 2004 as higher rate new originations have been sold.

The provision for credit losses was $189 million in 2006 compared to $56 million in 2005 and $57 million in 2004. The higher provision in 2006 primarily reflects deterioration in the credit quality of First Franklin originated nonconforming mortgage portfolio loans. As discussed above, the Corporation completed the sale of the First Franklin mortgage origination network and NCHLS servicing platform on December 30, 2006. The remaining First Franklin originated loan portfolio, of $7.5 billion at December 31, 2006, is now in run-off.

Loan sale revenue decreased compared to the prior two years. Loan sale revenue for 2006 included a $67 million fair value write-down on loans held for sale and an $18 million loss on the sale of $3.9 billion of nonconforming mortgage loans formerly classified as portfolio loans. Approximately $1.6 billion of First Franklin originated loans remain in held for sale at December 31, 2006. Compared to 2004, margins on sales of First Franklin loans declined significantly. Loan servicing revenue increased due to growth in the portfolio of loans serviced for others. Loans serviced for others by NCHLS more than doubled in 2006. NCHLS and its servicing business were sold December 30, 2006. Home equity loans serviced for others also grew to $7.2 billion at December 31, 2006 compared to $1.4 billion a year ago. Noninterest expense increased in 2006 due to higher insurance expense as credit protection was purchased on more portfolio loans.

National City Mortgage (NCM): Net income decreased in 2006 compared to the prior two years primarily due to hedging results. Net pretax MSR hedging (losses)/gains were $(276) million in 2006, $286 million in 2005, and $388 million in 2004. MSR hedging results are affected by changes in the relationship between mortgage rates, which affect the value of MSRs, and swap rates, which affect the value of some of the derivatives used to hedge MSRs. During 2006, this spread narrowed, contributing to hedging losses. In addition, option costs were higher in 2006. MSR hedging results for 2006 also included a $56 million write-down associated with the implementation of a new MSR prepayment model. In 2005, changes in the MSR

ANNUAL REPORT 2006

Financial Review (Continued)
valuation model increased hedging gains and loan servicing income by $39 million.

Net interest income declined in 2006 compared to the prior two years due to a lower balance of mortgage loans held for sale and a narrower spread on these loans. The provision for credit losses was $25 million in 2006, $37 million in 2005, and $12 million in 2004. Loans originated for sale were $38.4 billion in 2006, $53.3 billion in 2005, and $60.5 billion in 2004. Loan sale revenue decreased compared to the prior two years due to cyclically lower production and sales of mortgage loans associated with the higher interest rate environment. Operating expenses declined by 12% compared to 2005 and were slightly below 2004 which reflect continued efforts to manage costs commensurate with lower volumes. The unpaid principal balance associated with NCM loans serviced for others was $162.3 billion and $159.6 billion at December 31, 2006 and 2005, respectively.

Effective January 1, 2006, the Corporation prospectively changed its internal methodology for assigning interest credit on mortgage escrow accounts from a short-term rate to a longer-term swap rate to better reflect the duration of these accounts. This change did not have a significant impact on NCM’s net interest income for 2006, given that the yield curve was relatively flat. Had this same methodology been applied to prior periods, NCM’s net income for 2005 and 2004 would have been higher by approximately $16 million and $38 million, respectively.

Asset Management: Net income increased in 2006 compared to the prior year due to growth in net interest income, a lower provision for credit losses, and higher fee income. The increase in net interest income reflects a 10% and 20% increase in average loan balances compared to 2005 and 2004, respectively. Net interest income was also positively affected by wider deposit spreads in 2006. The provision for credit losses was $3 million in 2006 compared with a provision of $8 million in 2005 and $4 million in 2004. Trust and investment management fees increased compared to the prior two years on new business. Assets under administration were $112.2 billion at December 31, 2006, up from $107.8 billion at December 31, 2005. Brokerage revenue also grew 8% versus 2005. Asset Management’s results for 2004 included a $62 million pretax gain on the sale of the Corporate Trust Bond Administration Business.

Parent and Other: This category includes the results of investment funding activities, unallocated corporate income and expense, intersegment revenue and expense eliminations and reclassifications. Comparisons with prior periods are affected by derivatives gains and losses, acquisition integration costs, and other unusual or infrequently occurring items including gains from divestitures.

The provision for credit losses was $16 million in 2006, versus a reversal of previously provided provision of $38 million in 2005 and $32 million in 2004. The provision for credit losses in this segment encompasses expected credit losses on certain run-off loan portfolios, eliminations of provisions booked in other segments on securitized loans, and in 2006, a $79 million reclassification of provision for reinsurance losses recorded in CSB on insured First Franklin mortgage loans.

Noninterest income for 2006 included a $984 million pretax gain realized on the sale of First Franklin; net income for 2004 included a $714 million pretax gain on the sale of National Processing. Noninterest income for 2006 also included $36 million of income related to the release of a chargeback guarantee liability from a now-terminated credit card processing contract; while 2005 included a $29 million loss on the securitization of indirect automobile loans. Net gains from sales of securities were $5 million in 2006, $13 million in 2005, and $3 million in 2004. The Corporation fully liquidated its holdings in the bank stock fund early in 2006.

Noninterest expense included severance costs of $33 million in 2006, $68 million in 2005, and $39 million in 2004. The higher severance costs in 2005 were primarily due to Best In Class management position eliminations. Acquisition integration costs were $12 million in 2006, $45 million in 2005, and $74 million in 2004. These costs were higher in 2004 as the acquisitions completed that year were larger and more complex to integrate than more recent acquisitions. Noninterest expense for 2005 also included a $30 million contribution to the Corporation’s charitable foundation, a $29 million one-time adjustment for lease accounting, and an $18 million impairment charge on certain underutilized buildings, partially offset by a $22 million insurance recovery on automobile lease residual values. Net income tax benefits/(provision) of $13 million, $(9) million, and $67 million were recognized in 2006, 2005, and 2004, respectively, from return-to provision true-ups, the reorganization of certain subsidiaries, as well as the resolution of certain tax contingencies.

 ANNUAL REPORT 2006

Financial Condition
Portfolio Loans: End-of-period and average portfolio loan balances by category follow:

(In Millions)	2006	2005	2004	2003	2002

As of December 31:
Commercial	$31,052	$27,572	$25,160	$19,164	$22,632
Commercial construction	4,266	3,367	2,923	2,289	2,090
Real estate – commercial	12,436	12,407	12,193	9,828	9,385
Real estate – residential	24,776	32,823	30,398	27,394	19,972
Home equity lines of credit	14,595	21,439	19,018	11,016	8,102
Credit card and other unsecured lines of credit	3,007	2,612	2,414	2,324	2,030
Other consumer	5,360	5,819	8,165	7,329	7,963

Total portfolio loans	$95,492	$106,039	$100,271	$79,344	$72,174

Average:
Commercial	$28,983	$26,901	$22,103	$21,390	$23,978
Commercial construction	3,680	3,068	2,568	2,343	1,380
Real estate – commercial	12,062	12,033	11,162	9,483	8,005
Real estate – residential	29,238	32,137	28,818	23,301	15,682
Home equity lines of credit	17,128	21,118	14,743	9,293	7,014
Credit card and other unsecured lines of credit	2,626	2,381	2,286	2,155	1,865
Other consumer	5,673	7,637	7,527	7,906	11,136

Total portfolio loans	$99,390	$105,275	$89,207	$75,871	$69,060

National City’s commercial and commercial real estate portfolios represent a broad and diverse customer base comprising over 900 different standard industrial classifications. The customer base is geographically dispersed within National City’s eight-state footprint and in selected national accounts. The Corporation has no loans to borrowers in similar industries that exceed 10% of total loans. The following table summarizes the major industry categories and exposure to individual borrowers for commercial, commercial construction, and commercial real estate as of December 31, 2006.

			Average	Largest Loan
	Outstanding	% of	Loan Balance	to a Single
(Dollars in Millions)	Balance	Total	Per Obligor	Obligor

Real estate	$13,619	29%	$.9	$58
Consumer cyclical	8,463	18	1.0	95
Industrial	6,655	14	.6	37
Consumer noncyclical	5,781	12	1.3	62
Basic materials	3,748	8	1.7	42
Financial	3,310	7	1.8	68
Services	1,989	4	.5	85
Energy and utilities	946	2	1.4	27
Technology	896	2	3.7	30
Miscellaneous	2,347	4	.3	44

Total	$47,754	100%

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

Commercial loans increased in both 2006 and 2005 due to a favorable economy, continued growth in existing markets, expansion into new markets and growth in the leasing business. The increase in the commercial loan portfolio in 2004 resulted primarily from acquisitions, and to a lesser extent, an increase in overall borrowing activity.

The commercial lease portfolio, included in commercial loans, was $4.1 billion, $3.5 billion, and $2.8 billion at December 31, 2006, 2005, and 2004, respectively. The commercial lease portfolio increased in 2006 and 2005 due to new business generation and general economic conditions, as well as acquisitions. The lease portfolio represents a diversified customer base in energy, steel, automotive, manufacturing, transportation, and other capital-intensive industries, covering a broad range of equipment, including transportation, manufacturing, technology, aircraft, material handling, construction, office equipment, and other equipment types.

A distribution of total commercial loans by maturity and interest rate at December 31, 2006 follows:

	One Year	One to	Over
(In Millions)	or Less	Five Years	Five Years	Total

Variable-rate	$6,343	$13,982	$2,773	$23,098
Fixed-rate	1,164	5,001	1,789	7,954

Total	$7,507	$18,983	$4,562	$31,052

Commercial Construction: The commercial construction loan category includes loans originated to developers of real estate to finance the construction of commercial properties. Commercial construction loans are transferred to the commercial real estate portfolio upon completion of the property under construction and satisfaction of all terms in the loan agreement. Commercial construction loans are governed by the same lending policies and are subject to the same credit risk as described for commercial loans. Growth in the commercial construction balances during 2006 and 2005 resulted from favorable economic conditions which drive higher originations from new construction and higher borrower levels from existing customers.

ANNUAL REPORT 2006

Financial Review (Continued)

A distribution of total commercial construction loans by maturity and interest rate at December 31, 2006 follows:

	One Year	One to	Over
(In Millions)	or Less	Five Years	Five Years	Total

Variable-rate	$1,614	$2,065	$213	$3,892
Fixed-rate	52	237	85	374

Total	$1,666	$2,302	$298	$4,266

Commercial Real Estate: The commercial real estate category includes mortgage loans to developers and owners of commercial real estate. Origination activities for commercial real estate loans are similar to those described above for the commercial construction portfolio. Lending and credit risk policies for commercial real estate loans are governed by the same policies as for the commercial portfolio. The balance of the commercial real estate portfolio over the past three years has remained relatively stable.

Residential Real Estate: The residential real estate category includes loans to consumers secured by residential real estate, including home equity installment loans, and loans to residential real estate developers. The Corporation’s residential real estate lending policies require all loans to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, using such factors as credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loans, or by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral. These loans were originated by National City Mortgage, National Home Equity, and the now divested First Franklin unit.

Balances in the residential real estate portfolio decreased during 2006 as management implemented an originate-and-sell strategy for nonconforming residential mortgage loans and nonfootprint, broker-sourced home equity installment loans. Substantially all 2006 production of such loans were designated as held for sale rather than retained in portfolio. In addition, approximately $6.0 billion of the nonconforming mortgage portfolio was transferred to held for sale in 2006.

National City Mortgage’s residential real estate production is primarily originated in accordance with underwriting standards set forth by the government-sponsored entities (GSEs) of the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (GNMA). National City Mortgage production is sold in the secondary mortgage market primarily to the GSEs, the Federal Home Loan Banks (FHLB), and jumbo loan investors. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing. National City Mortgage also originates certain nontraditional interest-only and payment option adjustable-rate mortgage (ARM) loans, which allow borrowers to exchange lower payments during an initial period for higher payments later. The loans are originated principally to prime borrowers and are underwritten in accordance with bank regulatory guidelines, which includes evaluating borrower repayment capacity based on the fully indexed rate and a fully amortizing repayment schedule. In 2006, originations of interest-only loans represented approximately 21% of total production, and payment-option ARMs less than one percent. All interest-only and payment option ARM production originated by National City Mortgage is sold into the secondary mortgage market. National City Mortgage originates residential real estate loans through retail branch offices located throughout the United States, a wholesale network of brokers, and through National City banking offices located within the Corporation’s eight-state footprint. Over the last three years, substantially all residential real estate loans originated by National City Mortgage were sold in the secondary mortgage market. The right to service the loans and receive servicing fee income is generally retained when these loans are sold.

On December 30, 2006, the Corporation sold the First Franklin nonconforming mortgage origination and servicing platform. Residential real estate loans originated by First Franklin were generally not readily saleable in the secondary market to the GSEs for inclusion in mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. First Franklin nonconforming mortgage loans were readily saleable to other secondary market investors. In 2006, substantially all First Franklin loans were sold upon origination. In years prior to 2006, the percentage of First Franklin loans sold versus retained varied based upon product mix, market conditions, and portfolio strategy. First Franklin offered a variety of loan programs, including interest-only loans, and documentation levels for borrowers. First Franklin did not offer loan products that resulted in negative amortization. First Franklin used third-party credit scores that were incorporated into the lending guidelines along with loan amount, loan-to-value, and loan purpose. These loans were originated principally through wholesale channels, including a national network of brokers and mortgage bankers. No single source represented more than 1% of total production. Loan production was primarily located in the West Coast and East Coast markets.

At December 31, 2006 and 2005, the First Franklin residential real estate portfolio totaled $7.5 billion and $18.7 billion, respectively. The decrease in the First Franklin residential real estate portfolio in 2006 resulted from the implementation of the aforementioned originate-and-sell strategy, as well as the transfer of a large pool of nonconforming mortgage portfolio loans into held for sale. The remaining First Franklin residential real estate portfolio will continue to decrease as the portfolio is in run-off. Management forecasts that the average run-off of this portfolio will approximate $325 million per month in 2007. As of December 31, 2006, interest-only and second-lien loans comprised 26% and 30% of the portfolio, respectively. Credit risk related to these loans is mitigated through the use of lender-paid mortgage insurance and a credit risk transfer agreement. As of December 31, 2006, approximately 85% of the remaining First Franklin portfolio was covered by some form of credit protection.

 ANNUAL REPORT 2006

The residential real estate portfolio also includes prime-quality home equity installment loans. These loans are originated through the retail branch network of the Consumer and Small Business Financial Services line of business and nationally through National Consumer Finance’s National Home Equity business unit. Neither business line originates interest-only or pay-option ARM installment loans. As of December 31, 2006, the National Home Equity portion of the portfolio totaled $1.4 billion, with the top five states being: California (15%), Virginia (8%), Maryland (7%), Washington (5%) and Pennsylvania (4%). During 2006, $2.3 billion of broker-sourced National Home Equity loans were sold as part of the aforementioned originate-and-sell strategy. As a result, the broker-sourced home equity installment loan portfolio will continue to decrease as all future originations are designated as held for sale. Management forecasts that the average run-off of the remaining portfolio will approximate $35 million per month in 2007.

Home Equity Lines of Credit: The home equity category consists mainly of revolving lines of credit secured by residential real estate. Home equity lines of credit are generally governed by the same lending policies and subject to credit risk as described above for residential real estate loans. These loans are originated through brokers on a nationwide basis through the National Home Equity division, as well as directly through National City banking offices. National Home Equity loans represented $5.9 billion of the home equity line of credit portfolio at December 31, 2006 with California (26%), New York (7%), Maryland (5%), Virginia (5%), and Massachusetts (4%) representing the top five lending states. During 2006 and 2005, the Corporation sold $5.5 billion and $1.4 billion, respectively, of broker-sourced home equity lines of credit as a result of the aforementioned originate-and-sell strategy. As a result, the broker-sourced home equity lines of credit portfolio will run-off over time as all future production is designated as held for sale. Management forecasts that the average run-off of this portfolio will approximate $200 million per month in 2007. The home equity portfolio had increased prior to 2006, as a favorable interest rate environment coupled with management’s focus on the national market fueled strong home equity production and portfolio growth.

Credit Cards and Other Unsecured Lines of Credit: This category includes the outstanding balances on open-ended credit card accounts and unsecured personal and business lines of credit. Credit card loans are typically unsecured and are generally governed by similar lending policies and credit risk as described for residential real estate and consumer loans. The increase in credit cards and other unsecured lines of credit over the past two years was reflective of new products, targeted marketing through the branch network, and higher levels of consumer spending.

Other Consumer: Other consumer loans include indirect installment loans, automobile leases, and student loans. These consumer loans are generally governed by the same lending policies as described for residential real estate. Credit risk for consumer loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The primary reason for the decline in other consumer loans in 2006 and 2005 was the securitization of automobile loans of $2.2 billion in late 2005 and $890 million in 2004. The Corporation ceased the origination of indirect automobile, boat, and recreational vehicle loans in 2005, and automobile leases in 2000 so these portfolios are now in run-off.

Loans Held for Sale or Securitization: End-of-period and average loans held for sale or securitization follow:

(In Millions)	2006	2005	2004	2003	2002

As of December 31:
Commercial	$34	$11	$24	$16	$15
Real estate – commercial	177	35	546	—	—
Real estate – residential	9,328	9,192	11,860	14,497	24,486
Automobile	—	—	—	854	—
Credit card	425	425	—	—	—
Student loans	1	4	—	—	—
Home equity	2,888	—	—	—	—

Total loans held for sale or securitization	$12,853	$9,667	$12,430	$15,367	$24,501

Average:
Commercial	$41	$18	$28	$13	$11
Real estate – commercial	111	198	164	—	—
Real estate – residential	10,859	10,547	12,071	22,671	13,933
Automobile	—	179	132	153	248
Credit card	124	142	—	—	35
Student loans	7	2	—	—	—
Home equity	2,405	4	—	—	—

Total loans held for sale or securitization	$13,547	$11,090	$12,395	$22,837	$14,227

The increase in average loans held for sale or securitization in 2006 was primarily due to the aforementioned implementation of the originate-and-sell strategy for nonconforming mortgage loans and home equity lines and loans. In 2006, the Corporation made a strategic decision to sell a large pool of nonconforming mortgage loans from portfolio. At December 31, 2006, $1.6 billion of these loans remained in held for sale pending the resolution of documentation defects identified during due diligence performed by potential purchasers. Management may reassess its intention to sell these loans at a future date based on market conditions.

The decrease in average loans held for sale or securitization in 2005 and 2004 was primarily the result of lower volumes of mortgage production at National City Mortgage. Partially offsetting this decline were higher balances of First Franklin mortgage loans held for sale reflective of new product offerings and expansion of the production footprint.

As of December 31, 2006, $425 million of credit card loans were classified as held for sale in anticipation of a securitization in early 2007. A securitization of $425 million of credit card loans was also completed in early 2006 following the maturity of an earlier transaction.

ANNUAL REPORT 2006

Financial Review (Continued)

Securities: Securities balances at December 31 follow:

(In Millions)	2006	2005	2004	2003	2002

U.S. Treasury	$1,051	$993	$410	$625	$978
Federal agency	250	181	243	12	106
Mortgage-backed securities	5,306	5,437	6,309	3,928	4,553
Asset-backed and corporate debt securities	175	246	510	931	1,815
States and political subdivisions	500	608	705	672	651
Other securities	221	416	423	154	229

Total amortized cost	$7,503	$7,881	$8,600	$6,322	$8,332

Total fair value	$7,509	$7,875	$8,765	$6,525	$8,675

The decrease in the securities portfolio in 2006 and 2005 resulted from sales and principal paydowns of mortgage-backed securities, state and political subdivision securities, and asset-backed securities, partially offset by increases in U.S. Treasury securities. In the fourth quarter of 2006, $737 million of mortgage-backed securities were sold as part of a program to reduce the corporation’s interest rate risk associated with optionality embedded in other balance sheet products, including securities, loans and deposits. No further security sales are currently planned and management has the intent and ability to hold the available-for-sale securities until recovery of any unrealized losses is experienced. At December 31, 2006, the securities portfolio had net unrealized gains of $6 million. The weighted-average yield of debt securities included in the portfolio at December 31, 2006 and 2005 was 5.11% and 4.99% computed on a tax-equivalent basis.

Funding: Detail of average deposit and borrowed funds balances follows:

(In Millions)	2006	2005	2004	2003	2002

Noninterest bearing	$16,814	$18,257	$17,763	$17,203	$13,685
NOW and money market	28,900	28,589	28,897	25,378	20,740
Savings	1,970	2,361	2,583	2,423	2,561
Consumer time	21,711	18,662	14,875	13,729	15,064

Core deposits	69,395	67,869	64,118	58,733	52,050

Other deposits	5,512	6,087	3,062	2,752	3,613
Foreign deposits	8,553	8,787	8,946	7,002	6,302

Purchased deposits	14,065	14,874	12,008	9,754	9,915

Total deposits	83,460	82,743	76,126	68,487	61,965

Short-term borrowings	8,574	9,591	9,315	12,464	11,192
Long-term debt	30,013	32,752	24,028	24,854	19,558

Total deposits and borrowed funds	$122,047	$125,086	$109,469	$105,805	$92,715

Average purchased funding balances decreased in 2006 due to lower loan portfolio balances resulting from the originate-and-sell strategy. In 2005, average funding balances increased to support growth in portfolio loans.

The growth in core deposits during 2006 and 2005 reflects household growth and expansion of relationships per household. Growth in core deposits over the past several years reflects investments in technology, new product offerings, and improved customer service. The increase in 2006 was further aided by deposit balances from acquisitions. Mortgage banking-related escrow deposits averaged $4.1 billion, $4.6 billion, and $4.3 billion in 2006, 2005, and 2004, respectively.

There was a shift in mix within the core deposit categories during 2006 and 2005 from noninterest bearing and savings account products to interest bearing products, such as consumer time deposits, due to customer preferences for interest bearing products in a higher rate environment.

Consumer time deposits consist primarily of certificates of deposit sold to retail banking customers. Balances grew in 2006 and 2005 due to higher interest rates, which made the product more attractive than had been the case in the previous low-interest rate environment.

Other deposits consist principally of deposits acquired through third-party brokers and other noncore certificates of deposit. Other certificates of deposit are issued primarily to commercial customers, including trusts and state and political subdivisions. The need for brokered deposits decreased in 2006 due to strong core deposit growth.

Certificates of deposit of $100,000 or more totaled $10.7 billion at December 31, 2006, of which $3.5 billion mature within three months, $1.8 billion mature between three and six months, $2.5 billion mature between six months and one year, and $2.9 billion mature beyond one year.

Foreign deposits primarily represent U.S. dollar deposits in the Corporation’s Grand Cayman branches from institutional money managers and corporate customers. A small portion of these balances also represents deposits denominated in Canadian dollars associated with National City’s Canadian branch office.

Short-term borrowings are comprised mainly of Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, commercial paper, and short-term senior bank notes. At December 31, 2006 and 2005, short-term borrowings included $812 million and $1.1 billion, respectively, of commercial paper. Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation, to support short-term cash requirements of the holding company and nonbank subsidiaries. Short-term borrowings included $434 million and $1.8 billion, respectively, of U.S. Treasury demand notes at December 31, 2006 and 2005. These notes are typically a lower-cost source of funding provided by the U.S. Treasury when they have excess funds. The amount of the notes held at any given time can fluctuate significantly depending on the U.S. Treasury’s cash needs. Replacement funding through other short-term channels is available in the event the notes are called. Short-term borrowings have decreased due to growth in deposits.

Long-term debt includes senior and subordinated debt issued by the Corporation or its bank subsidiary and debt obligations related to capital securities issued by subsidiary trusts. A wholesale funding policy governs the funding activity of the subsidiary bank. The policy identifies eligible funding instruments and applicable constraints for gathering discretionary liabilities. This policy requires compliance with Section 301 of the FDIC Improvement Act of 1991 regarding the issuance of brokered deposits. The Corporation conducts its funding

 ANNUAL REPORT 2006

activities in compliance with the Bank Secrecy Act and other regulations relating to money laundering activity. The decrease in long-term debt balances during 2006 was reflective of strong deposit growth together with the reduced need for funding as a result of lower loan portfolio balances due to the implementation of the originate-and-sell strategy. Long-term debt balances increased during 2005 as attractive spreads in the capital markets favored the issuance of new senior bank notes over other types of funding.

Capital
The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. Further detail on capital and capital ratios is included in Notes 18 and 19 to the Consolidated Financial Statements. Information on stockholders’ equity is presented in the following table.

	December 31,	December 31,
(Dollars in Millions)	2006	2005

Stockholders’ equity	$14,581	$12,613
Equity as a percentage of assets	10.40%	8.86%
Book value per common share	$23.06	$20.51

The following table summarizes share repurchase activity for the fourth quarter of 2006.

			Total Number	Maximum
			of Shares	Number of
			Purchased	Shares that
			Under Publicly	May Yet Be
	Total	Average	Announced	Purchased
	Number	Price	Share	Under the Share
	of Shares	Paid Per	Repurchase	Repurchase
Period	Purchased(a)	Share	Authorizations(b)	Authorizations(c)

Oct 1 to Oct 31	684,694	$37.02	613,625	13,465,400
Nov 1 to Nov 30	173,137	37.06	—	13,465,400
Dec 1 to Dec 31	65,242	36.52	—	43,465,400

Total	923,073	$36.99	613,625

(a)	Includes shares repurchased under the October 24, 2005 share repurchase authorization and shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

(b)	Included in total number of shares purchased [column (a)].

(c)	Shares available to be repurchased under the October 24, 2005 and December 19, 2006 authorizations.

On December 19, 2006, the Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.2 billion. This authorization, which has no expiration date, was incremental to the share repurchase authorization approved by the Board on October 24, 2005. Shares repurchased are acquired in the open market and are held for reissue in connection with compensation plans and for general corporate purposes. During 2006, 2005, and 2004, the Corporation repurchased 20.1 million, 43.5 million, and 40.1 million shares, respectively. The Corporation’s businesses typically generate significant amounts of capital in excess of normal dividend and reinvestment requirements. Share repurchase activity during the fourth quarter of 2006 was limited due to regulatory restrictions associated with acquisitions.

On January 25, 2007, the Board of Directors approved the initiation of a modified “Dutch auction” tender offer to purchase up to 75 million shares of its outstanding common stock, at a price not greater than $38.75 per share or less than $35.00 per share, for a maximum aggregate repurchase price of $2.9 billion. The shares sought represent approximately 12% of outstanding common shares as of December 31, 2006. The tender offer will expire, unless extended by the Corporation, on February 28, 2007. The Corporation’s existing open-market share repurchase authorization, under which management has authority to purchase 43.5 million additional shares, is unaffected by the tender offer. Management will evaluate ongoing share repurchases during 2007, subject to market conditions, maintenance of targeted capital ratios, and applicable regulatory constraints.

Dividends per share were $1.52 in 2006 and $1.44 in 2005. National City has paid dividends in every year since its founding except 1868, 1934 and 1935. The dividend payout ratio, representing dividends per share divided by earnings per share, was 40.9% and 46.6% for the years 2006 and 2005, respectively. The dividend payout ratio is continually reviewed by management and the Board of Directors, and the current intention is to pay out approximately 45% of earnings in dividends over time. On January 2, 2007, the Board of Directors declared a dividend of $.39 per common share payable on February 1, 2007.

At December 31, 2006, the Corporation’s market capitalization was $23 billion and there were 64,277 shareholders of record. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in tabular form on the inside back cover of this report.

Risk Management
National City management, with the oversight of the Board of Directors, has in place enterprise-wide structures, processes, and controls for managing and mitigating risk, with particular emphasis on credit, market, and liquidity risk.

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

The Corporation has purchased mortgage insurance to reduce its exposure to credit losses on certain first and second lien nonconforming mortgages, home equity loans and lines. These policies provide varying levels of coverage, deductibles and stop loss limits. As of December 31, 2006, the outstanding balance of insured first and second lien nonconforming mortgage loans subject to this insurance was $1.9 billion and $2.2 billion,

ANNUAL REPORT 2006

Financial Review (Continued)
respectively; and the outstanding balance of insured home equity lines and loans was $223 million. Credit losses covered by third-party insurance arrangements are excluded from the determination of the allowance for loan losses to the extent of estimated allowable insurance reimbursements. Certain of these insurance arrangements are subject to reinsurance by a wholly owned subsidiary of the Corporation. Expected reinsurance losses are included within the provision for credit losses and the related reinsurance reserves are included in the allowance for loan losses. See Note 22 to the Consolidated Financial Statements for further information on reinsurance arrangements.

During 2005, the Corporation executed a credit risk transfer agreement on a $5.0 billion pool of nonconforming mortgage loans. The purpose of this arrangement was to provide protection against unexpected catastrophic credit losses in this portfolio. As of December 31, 2006, the remaining outstanding balance of loans subject to this protection was $2.4 billion. The Corporation bears the risk of credit losses up to the first loss position, estimated at 3.5% of the beginning pool balance. The counterparty to this arrangement would bear the risk of additional credit losses up to $263 million, subject to adjustment as the portfolio pays down. To date, credit losses on this portfolio have not exceeded the first loss position. Probable credit losses on the underlying loans are included in the determination of the allowance for loan losses.

Portfolio Loans: The percentage of portfolio loans in each category to total portfolio loans at period end follows:

	2006	2005	2004	2003	2002

Commercial	32.5%	26.0%	25.1%	24.2%	31.3%
Commercial construction and real estate	17.5	14.9	15.1	15.3	15.9
Residential real estate	26.0	30.9	30.3	34.5	27.7
Home equity lines of credit and other consumer loans	20.9	25.7	27.1	23.1	22.3
Credit card and other unsecured lines of credit	3.1	2.5	2.4	2.9	2.8

Total	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2006, commercial loans represented a larger percentage of total portfolio loans due to portfolio growth and a decline in certain consumer loans retained in portfolio. In 2006, the Corporation sold nearly $4.0 billion of First Franklin originated portfolio loans and also implemented an originate-and-sell strategy for its nonfootprint, broker-sourced consumer loans. As a result, virtually no First Franklin nonconforming mortgage loans or broker-sourced home equity lines or loans were added to the portfolio in 2006. These portfolios are more seasoned than in prior years, and thus will tend to have higher instances of nonperforming and delinquent loans.

Nonperforming Assets and Delinquent Loans: Detail of nonperforming assets follows:

(Dollars in Millions)	2006	2005	2004	2003	2002

Commercial	$124	$181	$161	$257	$408
Commercial construction	38	20	12	7	6
Commercial real estate	111	114	102	67	60
Residential real estate	227	175	188	219	228

Total nonperforming loans	500	490	463	550	702
Other real estate owned (OREO)	229	97	89	99	115
Mortgage loans held for sale and other	3	9	11	8	—

Total nonperforming assets	$732	$596	$563	$657	$817

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	.76%	.56%	.56%	.83%	1.13%
Period-end total assets	.52	.42	.40	.58	.69

Nonperforming commercial loans decreased in 2006 primarily due to paydowns and charge-offs of passenger airline leases, as well as generally favorable credit conditions. Nonperforming commercial construction loans increased in 2006 due to the addition of two new credits. Nonperforming residential real estate loans increased as a result of loans to two large residential real estate developers. Residential real estate developers experienced financial stress in 2006 as a result of weakness in the housing market. As of December 31, 2006, loans to residential real estate developers represented approximately 17% of nonperforming loans. There were no other industry or geographic concentrations within nonperforming loans at December 31, 2006.

At December 31, 2006, OREO included $60 million of GNMA insured loans, classified as nonperforming in 2006 in accordance with new regulatory guidance, with no such balances similarly classified in prior years. No significant losses are expected upon completion of the foreclosure process for these loans as they are insured by GNMA. The higher OREO balance for 2006 also reflects the continued aging of the nonconforming mortgage portfolio, higher average loan values of properties in foreclosure, and a slower turnover rate of these properties compared to prior years.

The Corporation had commitments to lend an additional $32 million to borrowers whose loans are currently classified as nonperforming at December 31, 2006.

Detail of loans 90 days past due accruing interest follows:

(In Millions)	2006	2005	2004	2003	2002

Commercial	$31	$36	$44	$20	$41
Commercial construction	9	5	12	3	1
Commercial real estate	18	9	29	32	26
Residential real estate	708	510	467	428	450
Home equity lines of credit	37	23	10	15	16
Credit card and other unsecured lines of credit	35	20	21	18	8
Other consumer	11	17	13	12	19
Mortgage loans held for sale and other	89	16	25	37	14

Total loans 90 days past due accruing interest	$938	$636	$621	$565	$575

 ANNUAL REPORT 2006

Delinquent commercial loans decreased in comparison to 2005 due to generally favorable economic conditions. Delinquent residential real estate loans increased primarily due to higher delinquencies in nonconforming mortgage loans. The nonconforming mortgage portfolio is more seasoned than in prior years as virtually no new originations were added to portfolio in 2006. As a more seasoned pool, higher delinquencies can be expected as these loans reach interest rate reset dates and reprice at higher rates. Weakness in the housing market in 2006 also put financial stress on nonconforming borrowers. During 2006, approximately $4.2 billion of these loans reached an interest rate reset date. Management expects a similar size pool to reset in 2007.

Higher delinquencies also occurred in home equity lines of credit in 2006 due to the seasoning of this portfolio. All nonfootprint broker-sourced home equity lines of credit were sold in 2006 versus retained to portfolio in prior years. Delinquent credit card and other secured lines of credit increased and were reflective of higher credit card balances and slower collections on small business lines of credit. Delinquent mortgage loans held for sale increased in 2006 from the transfer of seasoned nonconforming mortgages from portfolio. In prior years, mortgage loans held for sale were reflective of new originations which have lower delinquencies.

Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: To provide for the risk of loss inherent in extending credit, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments. The determination of the allowance for loan losses is based upon the size and risk characteristics of the loan portfolio and includes an assessment of individual impaired loans, historical loss experience on pools of homogeneous loans, specific environmental factors and factors to account for estimated imprecision in forecasting losses. The allowance for losses on lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of drawdown on the commitment. Expected reinsurance losses, described earlier, are also included in the allowance for loan losses.

A summary of the changes in the allowance for loan losses follows:

(Dollars in Millions)	2006	2005	2004	2003	2002

Balance at beginning of year	$1,094	$1,188	$1,023	$1,006	$925
Provision for loan losses	489	300	339	628	661
Charge-offs:
Commercial	150	160	170	328	317
Commercial construction	11	4	12	3	2
Real estate – commercial	20	32	23	31	21
Real estate – residential	227	134	126	152	86
Home equity lines of credit	79	42	27	24	21
Credit card and other unsecured lines of credit	94	130	109	98	83
Other consumer	64	100	104	121	171

Total charge-offs	645	602	571	757	701

Recoveries:
Commercial	54	97	101	44	32
Commercial construction	—	2	1	—	—
Real estate – commercial	8	10	13	5	5
Real estate – residential	68	56	52	37	8
Home equity lines of credit	18	8	10	7	5
Credit card and other unsecured lines of credit	16	12	8	8	8
Other consumer	39	37	40	47	67

Total recoveries	203	222	225	148	125

Net charge-offs	442	380	346	609	576
Other(a)	(10)	(14)	172	(2)	(4)

Balance at end of year	$1,131	$1,094	$1,188	$1,023	$1,006

Portfolio loans outstanding at December 31	$95,492	$106,039	$100,271	$79,344	$72,174

Allowance as a percentage of:
Portfolio loans	1.18%	1.03%	1.19%	1.29%	1.39%
Nonperforming portfolio loans	226.1	223.1	256.9	186.1	143.3
Net charge-offs	256.2	287.3	343.8	167.8	174.7

(a) Includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and in 2006, reinsurance claims paid to third parties.

A summary of the changes in the allowance for losses on lending-related commitments follows:

(Dollars in Millions)	2006	2005	2004	2003	2002

Balance at beginning of year	$84	$100	$102	$92	$71
Net provision for losses on lending-related commitments	(6)	(16)	(16)	10	21
Allowance related to commitments acquired	—	—	14	—	—

Balance at end of year	$78	$84	$100	$102	$92

Total provision for credit losses	$483	$284	$323	$638	$682

ANNUAL REPORT 2006

Financial Review (Continued)

Net charge-offs as a percentage of average loans by portfolio type follow:

	2006	2005	2004	2003	2002

Commercial	.33%	.23%	.31%	1.33%	1.19%
Commercial construction	.28	.09	.41	.12	.07
Real estate – commercial	.11	.18	.09	.27	.20
Real estate – residential	.54	.25	.26	.49	.50
Home equity lines of credit	.36	.16	.11	.18	.24
Credit card and other unsecured lines of credit	2.96	4.96	4.41	4.21	4.02
Other consumer	.44	.83	.85	.94	.93

Total net charge-offs to average portfolio loans	.44%	.36%	.39%	.80%	.83%

Commercial net charge-offs increased during 2006 primarily due to lower recoveries. Residential real estate net charge-offs increased from higher losses on nonconforming mortgage loans, which were $98 million in 2006 versus $30 million in 2005. Home equity net charge-offs increased due to the continued seasoning of this portfolio. Credit card and other unsecured lines of credit net charge-offs decreased in 2006 as a large number of charge-offs were recognized in late 2005 in conjunction with consumer bankruptcy filings precipitated by changes in bankruptcy laws. Other consumer net charge-offs declined due to a lower portfolio balance which reflects the decision to cease originations of indirect automobile loans in 2005 and securitize $2.2 billion of the remaining run-off portfolio.

An allocation of the allowance for loan losses and allowance for losses on lending-related commitments by portfolio type is shown below. In 2004, the Corporation refined its methodology for determining certain elements of the allowance for loan losses. This refinement resulted in allocation of the entire allowance to the specific loan portfolios. As a result, the allocation of the allowance in periods prior to 2004 is not directly comparable to the current presentation. In general and in addition to the refinement of the allocation, all loan categories were affected on a year-over-year basis by portfolio loan growth, acquisitions, divestitures, and changes in the types of loans retained in portfolio versus sold.

(In Millions)	2006	2005	2004	2003	2002

Allowance for loan losses:
Commercial	$459	$494	$572	$283	$360
Commercial construction and real estate	140	136	146	54	56
Residential real estate	280	174	185	125	126
Home equity lines of credit and other consumer loans	102	131	127	94	124
Credit card and other unsecured lines of credit	150	159	158	129	101
Unallocated	—	—	—	338	239

Total	$1,131	$1,094	$1,188	$1,023	$1,006

Allowance for losses on lending-related commitments:
Commercial	$78	$84	$100	$102	$92

The lower allocation to the commercial portfolio at December 31, 2006 was reflective of an improvement in overall credit quality which more than offset the effects of portfolio growth. The allocation to commercial construction and real estate loans grew in 2006 primarily due to portfolio growth.

As discussed above, nonconforming mortgage loans have exhibited a deterioration in credit, evidenced by higher nonperforming assets, charge-offs and delinquencies. As a result, the allowance allocated to the residential real estate portfolio has increased in comparison to prior years. With the sale of the First Franklin origination, sales, and servicing platform, the nonconforming mortgage loan portfolio will begin to decline, reducing the exposure to this sector. At December 31, 2006, the First Franklin originated nonconforming mortgage portfolio was $7.5 billion. Management forecasts that this portfolio will run-off on average by approximately $325 million per month in 2007.

The allocation to home equity and other consumer loans decreased compared to 2005 as broker-sourced originations were sold versus retained. The allowance allocated to credit card and other unsecured lines of credit declined slightly in 2006 due primarily to refinements in the methodology used to estimate losses on unsecured lines of credit. Refer to the Application of Critical Accounting Policies section for further discussion of the allowance for loan losses.

Market Risk
Market risk is the potential for loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest rate risk is National City’s primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest rate risk. The guidelines established by ALCO are reviewed by the Risk and Public Policy Committee of the Corporation’s Board of Directors. The Corporation does not currently have any material equity price risk or foreign currency exchange rate risk.

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

 ANNUAL REPORT 2006

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

The sensitivity of MVE to changes in interest rates is an indication of the longer-term interest rate risk embedded in the balance sheet. A primary measure of the sensitivity of MVE to movements in rates is defined as the Duration of Equity (DOE). DOE represents the estimated percentage change in MVE for a 1% instantaneous, parallel shift in the yield curve. Generally, the larger the absolute value of DOE, the more sensitive the value of the balance sheet is to movements in rates. A positive DOE indicates the MVE should increase as rates fall, or decrease as rates rise. A negative DOE indicates that MVE should increase as rates rise, or decrease as rates fall. Due to the embedded options in the balance sheet, DOE is not constant and can shift with movements in the level or shape of the yield curve. ALCO has set limits on the maximum and minimum acceptable DOE at +3.0% and −1.0%, respectively, as measured between +/−150 basis point instantaneous, parallel shifts in the yield curve.

The most recent market value model estimated the current DOE at +1.2%, slightly above the long-term target of 1.0% but consistent with management’s view on interest rates. DOE would rise to +2.2% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +3.0%. DOE would decline to +.5% given a parallel shift of the yield curve down 150 basis points and would be within the minimum constraint of −1.0%.

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

Market implied forward rates over the next 12 months are used as the base rate scenario in the earnings simulation model. High and low rate scenarios are also modeled and consist of statistically determined two-standard deviation moves above and below market implied forward rates over the next 12 months. These rate scenarios are nonparallel in nature and result in short- and long-term rates moving in different magnitudes. Resulting net incomes from the base, high, and low scenarios are compared and the percentage change from base net income is limited by ALCO policy to −4.0%.

The most recent earnings simulation model projects that net income would be 1.2% higher than base net income if rates were two standard deviations (SD) higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 1.3% if rates were two standard deviations below the implied forward curve over the same period. Both of the earnings simulation projections of net income were within the ALCO guideline of −4.0%.

The earnings simulation model excludes the potential effects on fee income and noninterest expense associated with changes in interest rates. In particular, revenue generated from originating, selling, and servicing residential mortgage loans is highly sensitive to changes in interest rates due to the direct effect such changes have on loan demand and the value of MSRs. In general, low or declining interest rates typically lead to increased loan sales revenue but potentially lower loan servicing revenue due to the impact of higher loan prepayments on the value of MSRs. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence loan sales revenue while loan servicing revenue may rise due to lower prepayments. In addition, net interest income earned on loans held for sale increases when the yield curve steepens and decreases when the yield curve flattens. Risk related to mortgage banking activities is also monitored by ALCO.

Summary information about the interest-rate risk measures follows:

	2006	2005

One Year Net Income Simulation Projection
2 SD below implied forward curve	−1.3%	−1.4%
2 SD above implied forward curve	1.2	−1.0
Duration of Equity
−150 bp shock vs. stable rate	.5%	−.6%
+150 bp shock vs. stable rate	2.2	1.6

ANNUAL REPORT 2006

Financial Review (Continued)

Trading Risk Management: Securities, loans, and derivative instruments are classified as trading when they are entered into for the purpose of making short-term profits or to provide risk management products to customers. The risk of loss associated with these activities is monitored on a regular basis through the use of a statistically based Value-At-Risk methodology (VAR). VAR is defined as the estimated maximum dollar loss from adverse market movements, with 99% confidence, based on historical price changes and market rates for a 10-day holding period. During 2006, the average, high, and low VAR amounts were $2 million, $6 million, and $500 thousand, respectively, which were within the limit, established by ALCO of $19 million. During 2005, the average, high, and low VAR amounts were $3 million, $10 million, and $400 thousand, respectively. Month-end VAR estimates are monitored regularly by ALCO. Further discussion of trading activities is included in Note 9 to the Consolidated Financial Statements.

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

Funds are available from a number of sources, including the securities portfolio, core deposits, the capital markets, the Federal Reserve Bank, the Federal Home Loan Bank, the U.S. Treasury, and through the sale or securitization of various types of assets. Funding sources did not change significantly during 2006. Core deposits, which continue to be the most significant source of funding, comprised 54% of funding at December 31, 2006 and 50% of funding at December 31, 2005. Refer to the Financial Condition section for further discussion on changes in funding sources. Asset securitizations have also been used as a source of funding over the past several years. During 2006, the Corporation securitized $425 million of credit card loans. In 2005, the Corporation securitized $2.2 billion of indirect automobile loans and $600 million of credit card loans. Further discussion of securitization activities is included in Note 5 to the Consolidated Financial Statements.

At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. At December 31, 2006, the main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, the commercial paper market, and access to the capital markets. As discussed in Note 18 to the Consolidated Financial Statements, the Corporation’s bank subsidiary is subject to regulation and, among other things, may be limited in its ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 42 may not represent cash immediately available to the holding company. The Corporation’s bank and nonbank subsidiaries declared and paid cash dividends totaling $2.1 billion, $1.2 billion, and $2.2 billion in 2006, 2005, and 2004, respectively. During 2006, the Corporation merged six separate subsidiary banks into a single subsidiary, National City Bank. This action reduced regulatory capital requirements at the bank subsidiary level resulting in $700 million of capital in excess of the “well-capitalized” threshold. National City Bank remitted this excess capital to the holding company in 2006. Total bank subsidiary returns of capital to the holding company were $1.7 billion and $1.4 billion in 2006 and 2005, respectively. There were no returns of capital by bank subsidiaries in 2004. Returns of capital paid to the holding company by nonbank subsidiaries totaled $28 million in 2005, with none in 2006 and 2004. During 2004, the holding company received $1.2 billion in cash representing the proceeds from the sale of National Processing.

Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. Commercial paper borrowings of $812 million and $1.1 billion were outstanding at December 31, 2006 and 2005, respectively.

The Corporation also has in place a shelf registration with the Securities and Exchange Commission to allow for the sale, over time, of up to $1.5 billion in senior subordinated debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of securities. During 2005 and 2004, the holding company issued $700 million and $200 million of senior notes under this shelf registration, respectively, with no issuances during 2006. As of December 31, 2006, $600 million was available for future issuance.

In 2006, the Corporation filed an additional shelf registration with the Securities and Exchange Commission, to allow for the sale over time of an unspecified amount of junior subordinated debt securities to subsidiary trusts, and an equal amount of capital securities of the trusts in the capital markets. The Corporation issued $750 million of junior subordinated debentures to National City Capital Trust II. Further discussion of junior subordinated debentures is included in Note 17 to the Consolidated Financial Statements.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.

 ANNUAL REPORT 2006

Contractual Obligations: The following table presents significant fixed and determinable contractual obligations by payment date as of December 31, 2006. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements.

		Payments Due In
		One	One to	Three to	Over
	Note	Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$59,493	$—	$—	$—	$59,493
Consumer and brokered certificates of deposits(b)		24,505	3,229	1,497	2,873	32,104
Federal funds borrowed and security repurchase agreements(b)	14	5,279	—	—	—	5,279
Borrowed funds(b)	15	1,338	—	—	—	1,338
Long-term debt(b)	16,17	8,777	11,210	4,527	6,195	30,709
Operating leases		149	239	171	470	1,029
Purchase obligations		149	165	79	22	415

(a)	Excludes interest.

(b)	Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2006. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

The operating lease obligations arise from short- and long-term leases for facilities, certain software, and data processing and other equipment. Purchase obligations arise from agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The obligations are primarily associated with information technology, data processing, branch construction, and the outsourcing of certain operational activities.

The Corporation did not have any commitments or obligations to its qualified pension plan at December 31, 2006 due to the overfunded status of the plan. The Corporation also has obligations under its supplemental pension and postretirement plans as described in Note 24 to the Consolidated Financial Statements. These obligations represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate these plans at any time.

The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the Consolidated Balance Sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change as market interest rates change. Certain contracts, such as interest rate futures, are cash settled daily, while others, such as interest rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at December 31, 2006 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 25 to the Consolidated Financial Statements.

Commitments: The following table details the amounts and expected maturities of significant commitments as of December 31, 2006. Further discussion of these commitments is included in Note 22 to the Consolidated Financial Statements.

	One	One to	Three to	Over
	Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Commercial	$8,046	$7,505	$9,019	$781	$25,351
Residential real estate	9,507	—	—	—	9,507
Revolving home equity and credit card lines	34,278	8	—	—	34,286
Other	1,047	—	—	—	1,047
Standby letters of credit	1,956	1,625	1,567	118	5,266
Commercial letters of credit	304	16	16	2	338
Net commitments to sell mortgage loans and mortgage-backed securities	3,480	—	—	—	3,480
Net commitments to sell commercial real estate loans	337	39	—	—	376
Commitments to fund principal investments	36	21	131	94	282
Commitments to fund civic and community investments	355	142	80	30	607
Commitments to purchase beneficial interests in securitized automobile loans	573	—	—	—	573

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at December 31, 2006. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate at which the commitments are invested, as determined by the general or limited partners of the funds.

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

ANNUAL REPORT 2006

Financial Review (Continued)

National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to an unrelated commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as automobile loans securitized by the Corporation in 2005. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank, as well as another financial institution, to purchase an undivided interest in its note, representing a beneficial interest in the securitized automobile loans. This commitment expires in December 2007 but may be renewed annually for an additional 12 months by mutual agreement of the parties. This commitment does not necessarily represent a future cash requirement, and may expire without being drawn upon.

Contingent Liabilities: The Corporation may also incur liabilities under various contractual agreements contingent upon the occurrence of certain events. A discussion of significant contractual arrangements under which National City may be held contingently liable is included in Note 22 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements: Significant off-balance sheet arrangements include the use of special-purpose entities, generally securitization trusts, to diversify funding sources. During the past several years, National City has sold credit card receivables and automobile loans to securitization trusts which are considered qualifying special-purpose entities and, accordingly, are not included in the Consolidated Balance Sheet. The Corporation continues to service the loans sold to the trusts, for which it receives a servicing fee, and also has certain retained interests in the assets of the trusts.

During 2006, the Corporation securitized $425 million of credit card receivables (Series 2006-1) subsequent to the maturity of another revolving securitization for the same amount. In July 2006, the Corporation exercised an early call on the outstanding notes of the 2002-A automobile securitization. The Corporation redeemed $48 million of loans from the securitization trust at a price equal to principal plus accrued interest. These loans were recorded at fair value which approximated the purchase price. As of December 31, 2006, credit card receivables held for sale or securitization were $425 million. It is management’s intent to complete another securitization of credit card receivables in early 2007.

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

Application of Critical Accounting Policies
National City’s financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When such information is not available, valuation adjustments are estimated by management primarily through the use of discounted cash flow modeling techniques.

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

An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans and leases exceeding policy thresholds are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present

 ANNUAL REPORT 2006

value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $60 million and $77 million at December 31, 2006 and 2005, respectively. This element of the allowance decreased compared to a year ago primarily due to charge-offs of previously reserved losses on passenger airline leases.

Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include all other loans and leases not individually evaluated for impairment as discussed above. For commercial loans, a loss migration analysis is performed which averages historic loss ratios. For consumer loans, average historical losses are utilized to estimate losses currently inherent in the portfolio. Consumer loans are pooled by probability of default within product segments. The probability of default is based on historical performance of customer attributes, such as credit score, loan-to-value, origination date, collateral type, worst delinquency, and other relevant factors. This element of the allowance was $757 million and $679 million at December 31, 2006 and 2005, respectively. The increase in 2006 was due to deteriorating credit quality in the run-off nonconforming mortgage loan portfolio. Credit losses on certain consumer loans are covered by lender-paid mortgage insurance. These insurance policies have various levels of coverage, deductibles, and stop loss limits. Management considers probable third-party insurance recoveries in its assessment of estimated losses for pools of homogeneous loans.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. Imprecision occurs because historic loss patterns may not be representative of losses inherent in the current portfolio. Reasons for imprecision include expansion of the Corporation’s footprint, changes in economic conditions, and difficulty identifying triggering events, among other factors. Imprecision is estimated by comparing actual losses incurred to previously forecasted losses over several time periods. The volatility of this imprecision, as expressed in terms of the standard deviation of the difference between the actual and forecasted losses, is used to calculate an imprecision percentage that represents the probable forecast error. The imprecision percentage is applied to the current portfolio balance to determine the required allowance. The allowance established for imprecision was $392 million and $369 million at December 31, 2006 and 2005, respectively. The increase in this element of the allowance is due to growth in the commercial and commercial construction portfolios, as well as a higher rate of modeling error.

Finally, the allowance considers specific environmental factors which pose additional risks that may not have been adequately captured in the elements described above. For each environmental risk, a range of expected losses is calculated based on observable data. Management applies judgment to determine the most likely amount of loss within the range. Historically, this element of the allowance has provided for losses on loans acquired in acquisitions where loss history and underwriting information were incomplete or materially different than that of the Corporation’s existing portfolio, as well as expected losses on certain credit risks in excess of the amounts predicted using the methods described above. When an allowance is established for environmental risks, conditions for its release are also established. As of December 31, 2006, there were no environmental risks provided for within the allowance for loan losses. At December 31, 2005, this element of the allowance was $53 million. During 2006, charge-offs of passenger airline leases and consumer loans arising from bankruptcy filings depleted this component of the allowance. In addition, the risk that acquired loans were subject to different underwriting standards has diminished with ongoing paydowns, payoffs, and refinancings. Accordingly, this element of the reserve has been fully released.

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

The allowance for loan losses addresses credit losses inherent in the loan and lease portfolio and is presented as a reserve against portfolio loans on the balance sheet. The allowance for losses on lending-related commitments addresses credit losses inherent in commitments to lend and letters of credit and is presented in other liabilities on the balance sheet. The allowance for losses on lending-related commitments is computed using a methodology similar to that used in determining the allowance for loan losses, modified to take into account the probability of funding these commitments. When a commitment is funded, any previously established allowance for losses on lending-related commitments is reversed and re-established in the allowance for loan losses.

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

Valuation of Mortgage Servicing Rights (MSRs): Servicing residential mortgage loans for third-party investors represents a significant business activity. Effective January 1, 2006, the Corporation adopted SFAS 156, Accounting for Servicing of Financial Assets, and elected fair value as its measurement method for MSRs on loans serviced by National City Mortgage and by the former National City Home Loan Services. The cumulative effect of this accounting change increased the carrying value of MSRs by $26 million.

ANNUAL REPORT 2006

Financial Review (Continued)

The Corporation employs a risk management strategy designed to protect the value of MSRs from changes in interest rates. MSR values are hedged with a portfolio of derivatives, primarily interest rate swaps, options, mortgage-backed forwards, and futures contracts, as well as certain securities. As interest rates change, these financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the hedged MSR portfolio. The hedge relationships are actively managed in response to changing market risks over the life of the MSR assets. Selecting appropriate financial instruments to hedge this risk requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs.

Management measures net MSR hedging gains/(losses) as the change in the fair value of mortgage servicing rights, exclusive of changes associated with time decay and payoffs, compared to the change in the fair value of the associated financial instruments. Hedging results are frequently volatile in the short term, but over longer periods of time management’s MSR hedging strategies have been largely successful in protecting the economic value of the MSR portfolio.

Prior to January 1, 2006, all MSRs, other than those designated in SFAS 133 hedge relationships, were recognized at the lower of their capitalized amount, net of accumulated amortization, or fair value. Certain MSRs hedged with derivative instruments in designated SFAS 133 hedge relationships were adjusted above their initial carrying value if the hedge was deemed effective pursuant to SFAS 133. When the derivative instrument was deemed to be not effective pursuant to SFAS 133, the MSR’s carrying value could not be written up to fair value, resulting in potentially asymmetrical results in accounting for the MSR and related derivative instrument.

MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Management periodically assesses the reasonableness of its model inputs, and the resulting fair value of MSRs, by obtaining third-party broker quotes of market value of the MSR portfolio. The fair value of MSRs, and significant inputs to the valuation model, as of December 31, are shown below.

	2006	2005

	NCM	NCM	NCHLS
(Dollars in Millions)	Mortgages	Mortgages	Mortgages(a)

Fair value	$2,094	$2,034	$108
Weighted-average life (in years)	5.0	5.0	2.1
Weighted-average constant prepayment rate (CPR)	17.66%	17.50%	39.21%
Weighted-average discount rate	9.77	9.74	13.56

(a)	The servicing asset associated with NCHLS mortgages was sold effective December 30, 2006.

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

In 2006, the Corporation changed its loan prepayment model that estimates future prepayments. In prior periods, a third-party model was utilized to estimate loan prepayments; now the Corporation employs an internal proprietary model. Both models utilized empirical data drawn from the historical performance of the Corporation’s managed portfolio. However, the new model has the ability to consider more loan characteristics which management believes will make it a better predictor of actual prepayment rates. The implementation of this new prepayment model resulted in a reduction in the fair value of MSRs relative to the old model, and a corresponding charge to loan servicing income of $56 million during 2006. In 2005, changes in estimates in the MSR valuation model, including earnings on custodial balances, resulted in an increase in the MSR value of $39 million.

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

December 31,
(Dollars in Millions)	2006

Fair value	$2,094
Prepayment rate:
Decline in fair value from 10% adverse change	$102
Decline in fair value from 20% adverse change	234
Discount rate:
Decline in fair value from 10% adverse change	70
Decline in fair value from 20% adverse change	136

Derivative Instruments: The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest rate movements. All derivative instruments are carried at fair value on the balance sheet. The Corporation values its derivative instruments using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of derivatives. The interest rates used in these cash flow models are based on forward yield curves observable in the current cash and derivatives markets, consistent with how derivatives are valued by

 ANNUAL REPORT 2006

most market participants. As of December 31, 2006, the recorded fair values of derivative assets and liabilities were $613 million and $718 million, respectively.

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

The methods utilized to assess retrospective hedge effectiveness, as well as the frequency of testing, vary based on the type of item being hedged and the designated hedge period. For fair value hedges of fixed-rate debt including certificates of deposit, the Corporation utilizes a dollar offset ratio to test hedge effectiveness on a monthly basis. For fair value hedges of portfolio loans and residential mortgage loans held for sale, a dollar offset ratio test is performed on a daily basis. Effectiveness testing for commercial real estate loans is measured monthly using a dollar offset ratio test. For cash flow hedges, a dollar offset ratio test is applied on a monthly basis.

Because the majority of the derivative instruments are used to protect the value of recognized assets and liabilities on the balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can still occur if the derivative instruments are not effective in hedging changes in the fair value of those assets and liabilities. Changes in the fair values of derivative instruments associated with mortgage banking activities are included in either loan sale revenue or loan servicing revenue on the Consolidated Income Statement and primarily affect the results of the National City Mortgage line of business. Changes in the fair values of other derivatives are included in other noninterest income on the income statement and are primarily generated from investment funding activities and are not allocated to the business lines. Notes 1 and 25 to the Consolidated Financial Statements provide further discussion on the accounting and use of derivative instruments.

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

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis, or more frequently if business events or circumstances warrant. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. Net income tax benefits of $23 million, $4 million, and $67 million, were recorded in 2006, 2005, and 2004, respectively, from such reassessments.

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

ANNUAL REPORT 2006

Financial Review (Continued)

Fourth Quarter Review
Unaudited quarterly results are presented on page 35.

Net income for the fourth quarter of 2006 was $842 million, or $1.36 per diluted share, compared to $526 million, or $.86 per diluted share for the third quarter of 2006, and $398 million, or $.64 per diluted share for the fourth quarter of 2005. Fourth quarter 2006 net income included an after-tax gain of $622 million from the sale of First Franklin, inclusive of associated sales expenses, adding $1.00 to diluted earnings per share. The fourth quarter of 2006 also included after-tax charges of $172 million for credit losses on the First Franklin run-off portfolio, realized losses on sales of former First Franklin portfolio loans, and fair value write-downs on First Franklin loans held for sale. Net income for the fourth quarter of 2005 included after-tax charges totaling $75 million, or $.12 per diluted share, consisting of $37 million pertaining to the Best In Class program, a $19 million loss from the securitization of indirect automobile loans pursuant to the discontinuance of the business, and $19 million of contributions expense related to securities donated to the Corporation’s charitable foundation.

Net interest income for the fourth quarter of 2006 was $1.1 billion, similar to the prior quarter and down from $1.2 billion for the fourth quarter of 2005. Net interest margin was 3.73% for the fourth quarter of 2006, consistent with the third quarter of 2006, and virtually unchanged compared with 3.74% in the fourth quarter of 2005. Net interest income decreased compared to the fourth quarter a year ago due to lower average earning assets resulting from the originate-and-sell strategy for all nonfootprint, broker-sourced consumer loans in 2006.

The provision for loan losses was $323 million for the fourth quarter of 2006, compared to $73 million for the third quarter of 2006, and $132 million for the fourth quarter of 2005. The higher provision in 2006 was primarily due to anticipated credit losses in the run-off portfolio of First Franklin nonconforming mortgage loans. See the Credit Risk section of the Financial Review for further discussion of the allowance for loan losses and credit quality.

Fees and other income were $1.7 billion for the fourth quarter of 2006, compared to $877 million in the prior quarter, and $768 million in the fourth quarter of 2005. Excluding the $984 million pretax gain on the sale of First Franklin, fees and other income for the fourth quarter of 2006 were $731 million. Loan sale revenue for the fourth quarter of 2006 included losses of $18 million on the sale of First Franklin originated loans previously held in portfolio, and a $56 million fair value write-down recognized on the remaining pool of nonconforming mortgage loans held for sale. Loan sale revenue also decreased compared to the prior quarter due to lower margins realized on mortgage loan sales. Loan servicing revenue decreased from the prior quarter as the fourth quarter of 2006 included net MSR hedging pretax losses of $59 million, versus net MSR hedging pretax gains of $9 million in the third quarter of 2006. Compared to the fourth quarter of 2005, loan servicing revenue increased based on the growth in the servicing portfolio which more than offset unfavorable net MSR hedging results.

Noninterest expense was $1.2 billion for the fourth quarter of 2006, consistent with the prior quarter and down slightly compared to $1.3 billion in the fourth quarter a year ago. The fourth quarter of 2005 included pretax charges of $56 million relating to severance and other costs associated with the Best In Class initiative, and $30 million of contribution expense relating to securities donated to the Corporation’s charitable foundation.

The income tax provision for the fourth quarter of 2006 reflects a higher rate applied to the gain on sale of First Franklin. The fourth quarter income tax provision also included a net benefit of $3 million in 2006 and $17 million in 2005 resulting from the regular reassessment of certain tax accruals.

Average total assets for the fourth quarter of 2006 were $136.9 billion, down from $138.4 billion in the third quarter of 2006, and $143.0 billion in the fourth quarter of 2005. The decrease in average assets from the linked quarter and on a year-over-year basis was due to implementation of the originate-and-sell strategy noted above.

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

 ANNUAL REPORT 2006

Quarterly Financial Information (unaudited)

(Dollars in Millions, Except Per Share Amounts)	First	Second	Third	Fourth	Full Year

2006
Condensed Income Statement
Interest income	$2,145	$2,236	$2,290	$2,263	$8,934
Interest expense	969	1,076	1,148	1,137	4,330
Net interest income	1,176	1,160	1,142	1,126	4,604
Provision for credit losses	27	60	73	323	483
Fees and other income(1)	644	783	877	1,715	4,019
Net securities gains/(losses)	12	1	—	(13)	—
Noninterest expense	1,149	1,173	1,184	1,211	4,717
Income before income tax expense	656	711	762	1,294	3,423
Net income	459	473	526	842	2,300
Financial Ratios
Return on average common equity	14.91%	15.08%	16.45%	24.93%	17.98%
Return on average assets	1.33	1.35	1.51	2.44	1.66
Net interest margin	3.81	3.73	3.73	3.73	3.75
Efficiency ratio	62.85	60.17	58.43	42.51	54.52
Per Common Share
Basic net income(2)	$.75	$.77	$.87	$1.37	$3.77
Diluted net income(2)	.74	.77	.86	1.36	3.72
Dividends declared and paid	.37	.37	.39	.39	1.52

2005
Condensed Income Statement
Interest income	$1,744	$1,857	$2,027	$2,104	$7,732
Interest expense	594	694	827	921	3,036
Net interest income	1,150	1,163	1,200	1,183	4,696
Provision for credit losses	70	26	56	132	284
Fees and other income	785	976	748	768	3,277
Net securities gains/(losses)	14	5	(1)	9	27
Noninterest expense	1,148	1,180	1,156	1,267	4,751
Income before income tax expense	731	938	735	561	2,965
Net income	484	625	478	398	1,985
Financial Ratios
Return on average common equity	15.35%	19.65%	14.59%	12.57%	15.54%
Return on average assets	1.42	1.80	1.31	1.10	1.40
Net interest margin	3.78	3.76	3.72	3.74	3.74
Efficiency ratio	59.10	54.95	59.16	64.65	59.36
Per Common Share
Basic net income	$.75	$.98	$.75	$.65	$3.13
Diluted net income	.74	.97	.74	.64	3.09
Dividends declared and paid	.35	.35	.37	.37	1.44

2004
Condensed Income Statement
Interest income	$1,331	$1,381	$1,593	$1,721	$6,026
Interest expense	325	335	424	509	1,593
Net interest income	1,006	1,046	1,169	1,212	4,433
Provision for credit losses	83	61	98	81	323
Fees and other income(3)	1,109	849	1,021	1,442	4,421
Net securities gains	—	5	3	11	19
Noninterest expense	965	1,049	1,211	1,247	4,472
Income before income tax expense	1,067	790	884	1,337	4,078
Net income	710	519	591	960	2,780
Financial Ratios
Return on average common equity	29.58%	20.13%	19.00%	29.71%	24.56%
Return on average assets	2.61	1.80	1.76	2.77	2.23
Net interest margin	4.11	4.03	3.97	4.01	4.02
Efficiency ratio	45.50	55.15	55.11	46.85	50.35
Per Common Share
Basic net income	$1.17	$.84	$.88	$1.48	$4.37
Diluted net income	1.16	.83	.86	1.46	4.31
Dividends declared and paid	.32	.32	.35	.35	1.34

(1)	Fees and other income for the fourth quarter of 2006 include a $984 million pretax gain on the sale of First Franklin.

(2)	The sum of the quarterly earnings per share may not equal the year-to-date earnings per share due to rounding.

(3)	Fees and other income for the fourth quarter of 2004 include a $714 pretax gain on the sale of National Processing.

ANNUAL REPORT 2006

Statistical Data

Consolidated Statements of Income and Selected Financial Data(a)

	For the Calendar Year

(In Millions, Except Per Share Amounts)	2006(b)	2005	2004(c)	2003	2002	2001	2000	1999	1998	1997	1996

Statements of Income
Interest income:
Loans	$8,352	$7,239	$5,560	$5,553	$5,319	$5,857	$5,793	$4,938	$4,812	$4,487	$4,425
Securities	414	382	377	355	519	492	715	895	861	825	844
Other	168	111	89	57	63	59	62	80	84	51	50

Total interest income	8,934	7,732	6,026	5,965	5,901	6,408	6,570	5,913	5,757	5,363	5,319
Interest expense:
Deposits	2,420	1,605	896	892	1,148	1,778	1,937	1,636	1,846	1,813	1,862
Borrowings and long-term debt	1,910	1,431	697	738	762	1,198	1,671	1,277	999	739	612

Total interest expense	4,330	3,036	1,593	1,630	1,910	2,976	3,608	2,913	2,845	2,552	2,474

Net interest income	4,604	4,696	4,433	4,335	3,991	3,432	2,962	3,000	2,912	2,811	2,845
Provision for credit losses	483	284	323	638	682	605	287	250	201	225	240

Net interest income after provision for credit losses	4,121	4,412	4,110	3,697	3,309	2,827	2,675	2,750	2,711	2,586	2,605
Fees and other income	4,019	3,277	4,421	3,546	2,467	2,540	2,424	2,243	2,180	1,766	1,528
Securities gains, net	—	27	19	47	81	145	57	138	134	81	109

Total noninterest income	4,019	3,304	4,440	3,593	2,548	2,685	2,481	2,381	2,314	1,847	1,637
Noninterest expense	4,717	4,751	4,472	4,053	3,688	3,345	3,184	2,983	3,377	2,793	2,800

Income before income taxes	3,423	2,965	4,078	3,237	2,169	2,167	1,972	2,148	1,648	1,640	1,442
Income taxes	1,123	980	1,298	1,120	722	779	670	743	577	518	448

Net income	$2,300	$1,985	$2,780	$2,117	$1,447	$1,388	$1,302	$1,405	$1,071	$1,122	$994

Per Common Share
Diluted net income	$3.72	$3.09	$4.31	$3.43	$2.35	$2.27	$2.13	$2.22	$1.61	$1.71	$1.48
Dividends declared	1.52	1.44	1.34	1.25	1.20	1.16	.855	1.085	.97	.86	.94
Dividends paid	1.52	1.44	1.34	1.25	1.20	1.16	1.14	1.06	.94	.84	.74
Average diluted shares	617.67	641.60	645.51	616.41	616.17	611.94	612.63	632.45	665.72	655.47	673.10
Book value	$23.06	$20.51	$19.80	$15.39	$13.35	$12.15	$11.06	$9.39	$10.69	$9.75	$9.39
Tangible book value	16.73	14.85	14.36	13.47	11.46	10.23	9.09	7.23	8.96	8.86	8.55
Market value (close)	36.56	33.57	37.55	33.94	27.32	29.24	28.75	23.69	36.25	32.88	22.44
Financial Ratios
Return on average common equity	17.98%	15.54%	24.56%	23.60%	18.14%	19.94%	21.29%	22.64%	15.40%	18.20%	16.69%
Return on average total equity	18.00	15.55	24.57	23.60	18.14	19.90	21.21	22.56	15.37	18.20	16.61
Return on average assets	1.66	1.40	2.23	1.79	1.40	1.49	1.52	1.67	1.34	1.56	1.40
Average stockholders’ equity to average assets	9.21	9.02	9.10	7.57	7.70	7.49	7.17	7.39	8.70	8.57	8.44
Dividend payout ratio	40.86	46.60	31.09	36.44	51.06	51.10	40.14	48.87	60.25	50.29	63.51
Net interest margin	3.75	3.74	4.02	4.08	4.33	4.08	3.85	3.99	4.11	4.37	4.47
Net charge-offs to average portfolio loans	.44	.36	.39	.80	.83	.68	.46	.43	.37	.44	.46
Efficiency ratio	54.52	59.36	50.35	51.24	56.85	55.70	58.75	56.49	65.81	60.45	63.47
At Year End
Assets	$140,191	$142,397	$139,414	$114,102	$118,153	$105,905	$88,618	$87,121	$88,246	$75,779	$72,918
Portfolio loans	95,492	106,039	100,271	79,344	72,174	68,058	65,603	60,204	58,011	51,994	50,442
Loans held for sale or securitization	12,853	9,667	12,430	15,368	24,501	16,831	3,439	2,731	3,508	1,250	444
Securities	7,509	7,875	8,765	6,525	8,675	9,479	9,597	14,565	15,813	13,651	13,245
Deposits	87,234	83,986	85,955	63,930	65,119	63,130	55,256	50,066	58,247	52,617	53,619
Long-term debt	26,356	30,970	28,696	23,666	22,730	17,316	18,145	15,038	9,689	6,297	3,516
Total stockholders’ equity	14,581	12,613	12,804	9,329	8,161	7,381	6,770	5,728	7,013	6,158	6,216
Common shares outstanding	632.38	615.05	646.75	606.00	611.49	607.35	609.19	607.06	652.65	631.39	661.72

(a)	Years prior to 2000 reflect restatements, where applicable, for stock splits and pooling-of-interests business combinations.

(b)	Results for 2006 include the acquisitions of Forbes First Financial Corporation and Harbor Florida Bancshares, Inc., and the sale of First Franklin. Refer to Note 3 of the Consolidated Financial Statements for further details.

(c)	Results for 2004 include the acquisitions of Allegiant Bancorp Inc., Provident Financial Group Inc., and Wayne Bancorp, and the sale of National Processing, Inc. Refer to Note 3 of the Consolidated Financial Statements for further details.

 ANNUAL REPORT 2006

Report on Management’s Assessment of Internal Control over
Financial Reporting

National City Corporation is responsible for the preparation, integrity, and fair presentation of the financial statements included in this annual report. The financial statements and notes have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

As management of National City Corporation, we are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2006, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting.

David A. Daberko	Jeffrey D. Kelly
Chairman and Chief	Vice Chairman and
Executive Officer	Chief Financial Officer

Cleveland, Ohio
February 7, 2007

ANNUAL REPORT 2006

Reports Of Ernst & Young LLP,
Independent Registered Public Accounting Firm

Report on Effectiveness of Internal Control Over Financial Reporting
Audit Committee of the Board of Directors and the Stockholders of National City Corporation

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that National City Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National City Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that National City Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, National City Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National City Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 7, 2007, expressed an unqualified opinion thereon.

Cleveland, Ohio
February 7, 2007

Report on Consolidated Financial Statements
Audit Committee of the Board of Directors and the Stockholders of National City Corporation

We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of National City Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, National City Corporation changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National City Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2007 expressed an unqualified opinion thereon.

Cleveland, Ohio
February 7, 2007

 ANNUAL REPORT 2006

Consolidated Financial Statements

Consolidated Balance Sheets

	December 31

(Dollars in Thousands, Except Per Share Amounts)	2006	2005

Assets
Cash and demand balances due from banks	$3,521,153	$3,707,665
Federal funds sold and security resale agreements	1,551,350	301,260
Securities available for sale, at fair value	7,508,820	7,874,628
Other investments	6,317,779	2,108,622
Loans held for sale or securitization:
Commercial	33,661	10,784
Commercial real estate	177,312	35,306
Residential real estate	9,327,783	9,192,282
Home equity lines of credit	2,888,512	—
Credit card	425,000	425,000
Student loans	638	3,758

Total loans held for sale or securitization	12,852,906	9,667,130
Portfolio loans:
Commercial	31,052,021	27,571,913
Commercial construction	4,266,280	3,366,774
Commercial real estate	12,436,458	12,407,576
Residential real estate	24,775,632	32,822,947
Home equity lines of credit	14,594,782	21,438,690
Credit card and other unsecured lines of credit	3,006,789	2,611,679
Other consumer	5,360,110	5,819,144

Total portfolio loans	95,492,072	106,038,723
Allowance for loan losses	(1,131,175)	(1,094,047)

Net portfolio loans	94,360,897	104,944,676
Properties and equipment	1,402,150	1,328,903
Equipment leased to others	572,952	696,327
Other real estate owned	229,070	97,008
Mortgage servicing rights	2,094,387	2,115,715
Goodwill	3,815,911	3,313,109
Other intangible assets	183,648	168,353
Derivative assets	612,914	772,918
Accrued income and other assets	5,166,905	5,300,800

Total Assets	$140,190,842	$142,397,114

Liabilities
Deposits:
Noninterest bearing	$17,537,278	$17,429,227
NOW and money market	30,335,531	28,304,007
Savings	1,881,444	2,147,022
Consumer time	23,620,821	20,527,784
Other	4,119,756	6,734,915
Foreign	9,738,760	8,843,036

Total deposits	87,233,590	83,985,991
Federal funds borrowed and security repurchase agreements	5,283,997	6,499,254
Borrowed funds	1,648,967	3,517,537
Long-term debt	25,406,971	30,496,093
Junior subordinated debentures owed to unconsolidated subsidiary trusts	948,705	473,523
Derivative liabilities	717,830	738,343
Accrued expenses and other liabilities	4,369,779	4,073,502

Total Liabilities	$125,609,839	$129,784,243

Stockholders’ Equity
Preferred stock, no par value, $100 liquidation value per share, authorized 5,000,000 shares, 70,272 shares outstanding in 2006 and 2005	$—	$—
Common stock, par value $4 per share, 1,400,000,000 shares authorized, 632,381,603 and 615,047,663 outstanding shares at December 31, 2006 and 2005, respectively	2,529,527	2,460,191
Capital surplus	4,793,537	3,681,603
Retained earnings	7,328,853	6,459,212
Accumulated other comprehensive (loss) income	(70,914)	11,865

Total Stockholders’ Equity	14,581,003	12,612,871

Total Liabilities and Stockholders’ Equity	$140,190,842	$142,397,114

See Notes to Consolidated Financial Statements

ANNUAL REPORT 2006

Consolidated Financial Statements (Continued)

Consolidated Statements of Income

	For the Calendar Year

(Dollars in Thousands, Except Per Share Amounts)	2006	2005	2004

Interest Income
Loans	$8,351,493	$7,239,110	$5,560,221
Securities:
Taxable	385,807	342,797	338,724
Exempt from Federal income taxes	25,461	30,509	32,669
Dividends	2,906	8,857	5,906
Federal funds sold and security resale agreements	34,847	12,266	6,185
Other investments	133,248	98,280	82,298

Total interest income	8,933,762	7,731,819	6,026,003
Interest Expense
Deposits	2,420,316	1,604,601	896,131
Federal funds borrowed and security repurchase agreements	284,505	209,893	94,097
Borrowed funds	102,893	67,896	15,237
Long-term debt and capital securities	1,522,445	1,153,681	587,870

Total interest expense	4,330,159	3,036,071	1,593,335

Net Interest Income	4,603,603	4,695,748	4,432,668
Provision for Credit Losses	482,593	283,594	323,272

Net interest income after provision for credit losses	4,121,010	4,412,154	4,109,396
Noninterest Income
Loan sale revenue	765,513	808,356	878,705
Loan servicing revenue	91,467	399,379	500,995
Deposit service charges	818,301	740,280	669,746
Trust and investment management fees	300,747	296,012	300,931
Leasing revenue	228,149	267,315	180,407
Other service fees	150,606	124,869	112,574
Insurance revenue	129,341	102,789	91,253
Brokerage revenue	157,823	159,433	145,869
Card-related fees	114,275	110,392	89,453
Gain on divestitures	983,940	16,001	790,506
Other	279,286	252,406	660,768

Total fees and other income	4,019,448	3,277,232	4,421,207
Securities (losses) gains, net	(483)	27,087	18,974

Total noninterest income	4,018,965	3,304,319	4,440,181
Noninterest Expense
Salaries, benefits, and other personnel	2,603,554	2,560,250	2,362,949
Equipment	326,058	303,471	299,867
Net occupancy	297,949	315,647	254,006
Third-party services	352,343	332,391	350,298
Marketing and public relations	147,679	164,533	115,403
Leasing expense	165,067	178,969	125,685
Other	824,689	895,796	963,429

Total noninterest expense	4,717,339	4,751,057	4,471,637

Income before income tax expense	3,422,636	2,965,416	4,077,940
Income tax expense	1,122,800	980,187	1,298,006

Net Income	$2,299,836	$1,985,229	$2,779,934

Net Income Per Common Share
Basic	$3.77	$3.13	$4.37
Diluted	3.72	3.09	4.31
Average Common Shares Outstanding
Basic	609,316,070	633,431,660	635,450,188
Diluted	617,671,507	641,600,969	645,510,514
Dividends declared per common share	$1.52	$1.44	$1.34

See Notes to Consolidated Financial Statements

 ANNUAL REPORT 2006

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Thousands, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2003	$—	$2,423,985	$1,116,279	$5,723,720	$64,687	$9,328,671
Comprehensive income:
Net income				2,779,934		2,779,934
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(25,125)	(25,125)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					61,026	61,026

Total comprehensive income						2,815,835
Common dividends declared, $1.34 per share				(860,354)		(860,354)
Preferred dividends declared, $11.17 per share				(785)		(785)
Issuance of 9,926,163 common shares under stock-based compensation plans		38,215	307,658			345,873
Repurchase of 40,087,100 common shares		(160,348)	(134,120)	(1,174,284)		(1,468,752)
Issuance of 71,286,645 common shares and 70,272 preferred shares pursuant to acquisition(1)		285,147	2,358,284			2,643,431
Other			(390)			(390)

Balance, December 31, 2004	$—	$2,586,999	$3,647,711	$6,468,231	$100,588	$12,803,529
Comprehensive income:
Net income				1,985,229		1,985,229
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(111,211)	(111,211)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					22,488	22,488

Total comprehensive income						1,896,506
Common dividends declared, $1.44 per share				(922,377)		(922,377)
Preferred dividends declared, $23.00 per share				(1,616)		(1,616)
Issuance of 5,283,451 common shares under stock-based compensation plans		21,337	142,194			163,531
Issuance of 6,444,223 common shares pursuant to exercise of PRIDES forward contracts		25,777	139,224			165,001
Repurchase of 43,480,400 common shares		(173,922)	(247,526)	(1,070,255)		(1,491,703)

Balance, December 31, 2005	$—	$2,460,191	$3,681,603	$6,459,212	$11,865	$12,612,871
Comprehensive income:
Net income				2,299,836		2,299,836
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net losses included in net income					7,956	7,956
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net gains included in net income					(19,388)	(19,388)

Total comprehensive income						2,288,404
Cumulative effect of change in accounting for mortgage servicing assets				16,886		16,886
Cumulative effect of change in accounting for pension and other postretirement obligations					(71,347)	(71,347)
Common dividends declared, $1.52 per share				(931,828)		(931,828)
Preferred dividends declared, $24.26 per share				(1,704)		(1,704)
Issuance of 7,985,388 common shares under stock-based compensation plans		32,115	253,645			285,760
Issuance of 29,456,622 common shares pursuant to acquisition(1)		117,826	976,850			1,094,676
Repurchase of 20,151,100 common shares		(80,605)	(118,561)	(514,740)		(713,906)
Other				1,191		1,191

Balance, December 31, 2006	$—	$2,529,527	$4,793,537	$7,328,853	$(70,914)	$14,581,003

(1)	Includes fair value of stock options exchanged and other equity instruments issued, if applicable.

See Notes to Consolidated Financial Statements

ANNUAL REPORT 2006

Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows

	For the Calendar Year

(In Thousands)	2006	2005	2004

Operating Activities
Net income	$2,299,836	$1,985,229	$2,779,934
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	482,593	283,594	323,272
Depreciation and amortization of properties and equipment	398,193	426,011	343,001
Amortization of intangible assets and other servicing assets	95,211	99,012	75,842
Accretion of premiums/discounts on securities, loans, deposits, and debt	167,509	(65,294)	(97,461)
MSR fair value changes, amortization and impairment charges, and recoveries	405,754	432,108	612,823
Derivative gains, net	(266,414)	(317,058)	(620,142)
Gain on divestitures	(983,940)	(16,001)	(790,506)
Securities losses (gains), net	483	(27,087)	(18,974)
Gains on loans sold or securitized, net	(623,431)	(602,286)	(613,585)
Other losses (gains), net	9,887	157,316	(14,887)
Originations and purchases of loans held for sale or securitization	(70,524,228)	(74,928,227)	(80,725,186)
Principal payments on and proceeds from sales of loans held for sale or securitization	74,459,084	77,672,465	82,575,700
Excess tax benefit for share based payments	(21,261)	—	—
Net change in trading assets and liabilities	306,987	(515,643)	(348,575)
Provision for deferred income taxes	39,752	348,411	(60,389)
Increase in accrued interest receivable	(83,571)	(83,639)	(57,892)
Increase in accrued interest payable	40,242	31,766	15,434
Other operating activities, net	(8,055)	1,051,011	1,290,260

Net cash provided by operating activities	6,194,631	5,931,688	4,668,669

Lending and Investing Activities
Net (increase) decrease in federal funds sold, security resale agreements, and other investments	(1,488,655)	(263,945)	320,398
Purchases of available-for-sale securities	(1,870,931)	(2,738,209)	(1,356,198)
Proceeds from sales of available-for-sale securities	1,346,372	1,693,294	1,457,137
Proceeds from maturities, calls, and prepayments of available-for-sale securities	1,440,652	1,817,125	2,376,281
Net decrease (increase) in loans	381,084	(10,850,628)	(11,292,223)
Proceeds from sales of loans	1,527,997	1,294,862	1,193,824
Proceeds from securitizations of loans	648,236	2,730,822	811,185
Net increase in properties and equipment	(304,506)	(189,505)	(145,731)
Net cash received (paid) for acquisitions	156,561	(322,273)	172,526
Net cash (transferred) received for divestitures	(74,214)	24,241	1,114,030

Net cash provided by (used in) lending and investing activities	1,762,596	(6,804,216)	(5,348,771)

Deposit and Financing Activities
Net increase (decrease) in deposits	429,842	(1,663,242)	9,710,994
Net (decrease) increase in federal funds borrowed and security repurchase agreements	(1,237,235)	606,826	(2,423,938)
Net (decrease) increase in borrowed funds	(769,191)	1,457,883	(5,016,494)
Repayments of long-term debt	(13,421,953)	(9,736,627)	(13,382,078)
Proceeds from issuances of long-term debt, net	8,188,570	12,159,635	14,011,970
Dividends paid	(933,532)	(923,993)	(861,139)
Issuances of common stock	292,405	339,374	345,873
Repurchases of common stock	(713,906)	(1,491,703)	(1,468,752)
Excess tax benefit for share based payments	21,261	—	—

Net cash (used in) provided by deposit and financing activities	(8,143,739)	748,153	916,436

Net (decrease) increase in cash and demand balances due from banks	(186,512)	(124,375)	236,334
Cash and demand balances due from banks, January 1	3,707,665	3,832,040	3,595,706

Cash and Demand Balances Due from Banks, December 31	$3,521,153	$3,707,665	$3,832,040

Supplemental Information
Cash paid for:
Interest	$4,289,917	$3,004,305	$1,577,901
Income taxes	658,961	835,635	1,181,574
Noncash items:
Transfers of loans to other real estate	554,224	194,878	322,963
Transfers of loans to held for sale	10,568,310	3,634,206	668,237
Common shares, preferred shares, and stock options issued for acquisitions	1,088,031	(10,842)	2,643,431
Investment received upon sale of First Franklin	4,474,810	—	—
Carrying value of securities donated to the National City Charitable Foundation	—	24,179	422

See Notes to Consolidated Financial Statements

 ANNUAL REPORT 2006

Notes to Consolidated Financial Statements

Nature of Operations
National City Corporation (National City or the Corporation) is a financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive branch bank network in Ohio, Florida, Illinois, Indiana, Kentucky, Michigan, Missouri, and Pennsylvania, and also conducts selected lending businesses and provides other financial services on a nationwide basis. Primary businesses include commercial and retail banking, mortgage financing and servicing, consumer finance, and asset management.

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

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Financial Accounting Standards Board Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities (VIE), provides guidance on when a company should include in its financial statements the assets, liabilities, and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitles it to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Corporation’s consolidated financial statements include the assets, liabilities, and activities of VIEs for which it is deemed to be the primary beneficiary.

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

Where the Corporation is a transferor of assets to an SPE, the assets sold to the SPE generally are no longer recorded on the balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (QSPE). Statement of Financial Accounting Standards (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when an SPE meets the definition of a QSPE. In determining whether to consolidate nonqualifying SPEs where assets are legally isolated from National City’s creditors, the Corporation considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Corporation currently services credit card and automobile loans that were sold to securitization trusts. Further discussion regarding these securitization trusts is included in Note 5.

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

Statement of Cash Flows: Cash and demand balances due from banks are considered cash and cash equivalents for financial reporting purposes.

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

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)
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

When a decision is made to sell or securitize a loan that was not originated or initially acquired with the intent to sell or securitize, the loan is reclassified from portfolio into held for sale or securitization. Such reclassifications may occur, and have occurred in the past, due to a change in strategy in managing the liquidity of the balance sheet, a strategic decision to divest an operation or product, the maturity of an existing securitization structure, or favorable terms offered in securitization markets. See Note 5 for further information on recent securitization activities. Substantially all recently originated residential mortgage loans and broker-sourced home equity loans and lines of credit are classified as held for sale upon origination based on management’s intent and ability to sell these loans.

When the Corporation sells a loan or group of loans which qualify as a sale pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the loans are removed from the balance sheet and a gain or loss is recognized in loan sale revenue.

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

At the inception of a lease, residual value is determined based on the estimated fair market value of the asset at the end of the original lease term. For automobile leases, fair value was based upon published industry market guides. For commercial equipment leases, fair value may be based upon observable market prices, third-party valuations, or prices received on sales of similar assets at the end of the lease term. Renewal options and extensions are not considered in the original lease term due to the absence of penalties for nonrenewal.

Automobile lease residual values and certain types of commercial equipment lease residuals are guaranteed by third parties. Although these guarantees of residual value are not considered in determining the initial accounting for these leases, the guarantees can affect the future accounting for the residual values. Commercial equipment residual values not protected by a guarantee are reviewed quarterly for other-than-temporary impairment. Impairment is assessed by comparing the carrying value of the leased asset’s residual value to both current and end of lease term market values. Where this analysis indicates that an other-than-temporary impairment has occurred, the carrying value of the lease residual is reduced to the estimated fair value, with the write-down generally recognized in other noninterest expense in the income statement.

Commercial loans and leases and loans secured by real estate are designated as nonperforming when either principal or interest payments are 90 days or more past due (unless the loan or lease is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection), terms are renegotiated below market levels, or when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonperforming status. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is reversed against interest income. Interest income is recorded on a cash basis during the period the loan is on nonperforming status after recovery of principal is reasonably assured.

Nonperforming commercial loans and leases and commercial loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable but not later than when the loan becomes 180 days past due. Loans secured by residential real estate are generally charged off to the extent principal and interest due exceed 90% of the current appraised value of the collateral and the loan becomes 180 days past due. Residential real estate loans covered by lender-paid mortgage insurance are not charged off to the extent an insurance recovery is expected.

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

 ANNUAL REPORT 2006

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

The Corporation sells residential and commercial real estate loans to Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA) in the normal course of business. These loan sale programs allow the Corporation to repurchase individual delinquent loans that meet certain criteria. Without the sponsoring entity’s prior authorization, the Corporation has the option to repurchase the delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, effective control over the loan has been regained. At this point, the Corporation is required to recognize the loan and a related liability on its balance sheet, regardless of the Corporation’s intent to repurchase the loan. At December 31, 2006, residential real estate portfolio loans of $297 million, commercial real estate loans held for sale of $8 million, and other borrowed funds of $305 million were recognized pursuant to these repurchase programs. As of December 31, 2005, residential real estate portfolio loans included $311 million of loans available for repurchase with the related liability recorded within other borrowed funds.

Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, probable recoveries under lender paid mortgage insurance, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, insurance coverage limits, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is recorded based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. When portfolio loans are identified for sale or securitization, the attributed loan loss allowance is reclassified to held for sale as a reduction to the carrying value of the loans. If a loss attributable to deterioration of the creditworthiness of the borrower is anticipated upon sale, a charge-off is recognized upon transfer.

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

Other Real Estate Owned: Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations, as well as bank premises qualifying as held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In 2006, OREO also includes GNMA-insured loans in foreclosure. OREO obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the carrying value of the loan charged to the allowance for loan losses. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Changes in value subsequent to transfer are recorded in noninterest expense on the income statement. Gains or losses not previously recognized resulting from the sale of OREO are recognized in noninterest expense on the date of sale.

Securities: Investments in debt securities and certain equity securities with readily determinable fair values, other than those classified as principal investments or accounted for under the equity method, are accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires investments to be classified within one of three categories: trading, held to maturity, or available for sale, based on the type of security and management’s intent with regard to selling the security.

Securities purchased with the intention of realizing short-term profits or that are used to manage risk in other balance sheet assets and liabilities carried at fair value, are considered trading securities, carried at fair value, and are included in other investments on the balance sheet. Depending on the purpose for holding the securities, realized and unrealized gains and losses are included in either brokerage revenue, loan servicing revenue or other noninterest income on the statement of income. Interest on trading account securities is recorded in interest income. Loans are classified as trading where positions are bought and sold primarily to make profits on short-term

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)
appreciation or for other trading purposes. Trading loans are also included in other investments on the balance sheet and are carried at fair value, with gains and losses included in other noninterest income. See Note 9 for further information on trading securities.

Debt securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at either December 31, 2006 or 2005.

Debt and marketable equity securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and unrealized losses not deemed other-than-temporary reported in accumulated other comprehensive income, net of tax. Realized gains and losses on the sale of, and other-than-temporary impairment charges, on available-for-sale securities are recorded in securities gains or losses in the statement of income.

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

Certain equity security investments that do not have readily determinable fair values and for which the Corporation does not exercise significant influence are carried at cost and classified either within other investments or other assets on the balance sheet depending on the frequency of dividend declarations. Cost method investments classified within other investments, which consist solely of shares of Federal Home Loan Bank and Federal Reserve Bank stock, totaled $483 million and $541 million at December 31, 2006 and 2005, respectively. Cost method investments, classified within other assets, were less than $1 million at both December 31, 2006 and 2005. Cost-method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged, either on its own or in combination with a related contract, asset, or liability. Goodwill impairment testing is performed annually, or more frequently if events or circumstances indicate possible impairment. Goodwill is allocated to reporting units one level below business segments. Fair values of reporting units are determined using either market-based valuation multiples for comparable businesses if available, or discounted cash flow analyses based on internal financial forecasts. Note 11 contains additional information regarding goodwill and the carrying values by major lines of business.

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

 ANNUAL REPORT 2006

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

Depreciable Assets: Properties and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred, while improvements which extend an asset’s useful life are capitalized and depreciated over the estimated remaining life of the asset. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the asset. Useful lives range from one to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal periods when reasonably assured pursuant to SFAS 13, Accounting for Leases. For leasehold improvements acquired in a business combination, lease renewals reasonably assured at the date of acquisition are included in the remaining lease term. For leasehold improvements placed in service after the inception of the lease, lease renewals reasonably assured at the date of purchase are included in the remaining lease term.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Corporation recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if available, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense on the income statement.

Equipment leased to others is stated at cost less accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the life of the lease considering the estimated residual value. On a periodic basis, a review is undertaken to determine if leased equipment is impaired by comparing expected undiscounted cash flows from rental income to the carrying value. An impairment loss is recognized if the carrying amount of the equipment exceeds the future expected cash flows.

Asset Securitizations: National City uses the securitization of financial assets as a source of funding. Financial assets, including pools of credit card and automobile loans, are transferred into trusts or to SPEs in transactions which are effective under applicable banking rules and regulations to legally isolate the assets from National City Bank (the Bank), a subsidiary of the Corporation. Where the transferor is a depository institution such as a bank subsidiary of the Corporation, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. In addition, the Corporation has from time to time purchased the guaranteed portion of Small Business Administration (SBA) loans from third-party lenders and then securitized these loans into SBA guaranteed pooled securities through the use of a fiscal and transfer agent approved by the SBA. The certificates are then sold directly to institutional investors, achieving legal isolation.

SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities requires a true sale analysis of the treatment of the transfer under state law as if the Corporation was a debtor under the bankruptcy code. A true sale legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor, and the nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special-purpose entities.

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

Legal opinions were also obtained for each automobile loan securitization, which were all structured as two-step transfers. While noting each of these transactions fall within the meaning of a securitization under the Securitization Rule, in accordance with accounting guidance, an analysis was also rendered under state law as if the transferring Bank was a debtor under the bankruptcy code. The true sale opinion obtained for each of these transactions provides reasonable assurance that the purchased assets would not be characterized as the property of the transferring bank’s receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.

The process of securitizing SBA loans into pools of SBA certificates is prescribed by the SBA and must be followed to obtain the SBA guarantee. This process meets the requirements for sale treatment under SFAS 140.

ANNUAL REPORT 2006

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

Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale or the trading securities portfolio. Retained interests from the credit card and automobile loan securitizations are classified as available-for-sale securities. Retained interests from the SBA securitizations are classified as trading securities and are included in other investments on the Consolidated Balance Sheet. Subsequent adjustments to the fair value of retained interests classified as available for sale are recorded through accumulated other comprehensive income within stockholders’ equity, or in other noninterest expense in the income statement if the fair value has declined below the carrying amount, and such decline has been determined to be other-than-temporary. Fair value adjustments and other-than-temporary adjustments to retained interests classified as trading securities are recorded in other noninterest income on the income statement.

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

When the Corporation retains the right to service the securitized loans, and the fees to be received exceed the current market rates, a servicing asset is recorded and included in other assets on the balance sheet. A servicing asset is not recognized if the Corporation receives adequate compensation relative to current market servicing prices that would be charged by a substitute servicer. Prior to January 1, 2006, servicing assets were initially measured at their allocated carrying amount based upon relative fair values at the date of securitization. Effective January 1, 2006, all servicing assets are initially measured at fair value.

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

 ANNUAL REPORT 2006

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

Effective January 1, 2006, the Corporation adopted SFAS 156, Accounting for Servicing of Financial Assets. Under SFAS 156, all separately recognized servicing assets and/or liabilities are initially recognized at fair value. For subsequent measurement of servicing rights, the Corporation has elected the fair value method for MSRs while all other servicing assets follow the amortization method. Under the fair value measurement method, MSRs are measured at fair value each reporting period and changes in fair value are reported in loan servicing revenue in the income statement. Under the amortization method, other servicing assets are amortized in proportion to, and over the period of, estimated servicing income and assessed for impairment based on fair value at each reporting period. Contractual servicing fees including ancillary income and late fees, fair value adjustments, associated derivative gains and losses, and impairment losses, if any, are reported in loan servicing revenue on the income statement.

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

Derivative Instruments: The Corporation enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. In addition, certain contracts and commitments are defined as derivatives under generally accepted accounting principles.

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

Fair value hedges are accounted for by recording on the balance sheet the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability, with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense recorded on the hedged asset  or liability.

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

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

The Corporation adopted the fair value method of accounting for stock options effective January 1, 2003. Stock options granted prior to this date were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, compensation expense was generally not recognized if the exercise price of the option equaled or exceeded the market price of the stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Corporation had applied the fair value recognition provisions of SFAS 123 to all outstanding stock option awards in 2004. Also included in the pro forma net income and earnings per share is the after-tax expense, net of minority interest benefit, related to option awards granted by the Corporation’s former 83%-owned payment processing subsidiary, National Processing, Inc., on its common stock. Refer to Note 3 for discussion on the sale of this business in October 2004.

For the
(In Thousands, Except	Calendar Year
Per Share Amounts)	2004

Net income, as reported	$2,779,934
Add: option expense included in reported net income, net of related tax effects
National City common stock	17,324
National Processing common stock	4,180
Less: total option expense determined under fair value method for all option awards, net of related tax effects
National City common stock	(27,190)
National Processing common stock	(6,684)

Pro forma net income	$2,767,564

Pro forma net income per share:
Basic – as reported	$4.37
Basic – pro forma	4.35
Diluted – as reported	4.31
Diluted – pro forma	4.29

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

Stock Repurchases: Repurchases of the Corporation’s common stock are recorded using the par value method, which requires the cash paid to be allocated to common stock, capital surplus, and retained earnings.

2.	Recent Accounting Pronouncements
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. On December 31, 2006, the Corporation adopted certain provisions of this statement which resulted in

 ANNUAL REPORT 2006

the recognition of the funded status of its pension and postretirement plans as either assets or liabilities on the Consolidated Balance Sheet, the recognition of unrecognized actuarial gains/losses, prior service costs, and transition obligations totaling $71 million as a separate component of accumulated other comprehensive income, net of tax. Additional disclosures related to pension and postretirement obligations have also been implemented. Refer to Note 24 for these disclosures and further discussion on the Corporation’s pension and postretirement plans.

SFAS 158 will also require the Corporation to change the date used to measure its defined benefit pension and other postretirement obligations from October 31 to December 31. The measurement date change will be effective as of December 31, 2008. The incremental pension cost recognized as a result of this change in measurement date will be recognized as an adjustment to retained earnings. The measurement date change is not expected to have a material impact on financial position, results of operations, or liquidity.

Fair Value Measurements: In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation will be required to apply the new guidance beginning January 1, 2008, and does not expect it to have a material impact on financial condition, results of operations, or liquidity.

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

Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Corporation will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Upon adoption, management estimates that a cumulative effect adjustment of approximately $24 million will be charged to retained earnings to increase reserves for uncertain tax positions, which is subject to revision as management completes its analysis.

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

Effective January 1, 2006, the Corporation adopted this statement by electing fair value as the measurement method for residential real estate mortgage servicing rights (MSRs). All other servicing assets continue to follow the amortization method. A cumulative effect adjustment of $26 million pretax, or $17 million after tax, was recognized in retained earnings on the date of adoption, which represented the difference between the carrying value and fair value of MSRs at January 1, 2006. All subsequent changes in the fair value of MSRs have

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)
been recognized in current period earnings. Refer to Note 12 for servicing asset disclosures required by SFAS 156.

Share-Based Payment: In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation, by issuing SFAS 123R, Share-Based Payment. SFAS 123R establishes new accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to nonemployees. Effective January 1, 2006, the Corporation adopted the provisions of SFAS 123R using the modified prospective method of transition. This method requires the provisions of SFAS 123R to be applied to new awards and awards modified, repurchased or cancelled after the effective date. SFAS 123R also requires compensation expense to be recognized net of awards expected to be forfeited. The Corporation’s prior practice was to recognize forfeitures in compensation expense when they occurred. Upon adoption of SFAS 123R, the Corporation reversed previously recorded stock-based compensation costs of $2 million pretax, or $1 million after tax, related to the change in accounting for forfeitures.

Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007 and is not expected to have a material impact on financial condition, results of operations, or liquidity.

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
Acquisitions: On January 15, 2005, the Corporation completed its acquisition of Charter One Vendor Finance for a cash payment of $312 million. Charter One Vendor Finance was renamed National City Vendor Finance (NCVF). NCVF serves major vendors, such as manufacturers, value-added resellers, and select specialized lessors, in middle- and large-ticket equipment and software markets, and finances equipment and real estate for franchises of selected, leading franchisors. The fair values of acquired assets, liabilities and identified intangibles have been finalized for the NCVF acquisition. Goodwill resulting from this acquisition was $9 million.

On May 1, 2006, in a cash transaction, the Corporation completed its acquisition of Forbes First Financial Corporation (Pioneer), a privately held bank holding company operating eight branches in the St. Louis, Missouri, metropolitan area through its subsidiary Pioneer Bank. As of the acquisition date, the fair value of Pioneer’s loans and deposits were $372 million and $430 million, respectively. Goodwill and intangibles resulting from this acquisition total $62 million.

On December 1, 2006, the Corporation completed its acquisition of Harbor Florida Bancshares, Inc. (Harbor), a bank holding company operating 42 branches along the central east coast of Florida through its subsidiary Harbor Federal Saving Bank. Under the terms of the agreement, each share of Harbor common stock was exchanged for 1.2206 shares of National City common stock. Approximately 29.5 million shares of National City common stock were issued in conjunction with this transaction. The common shares issued were valued at $36.68 per share, representing the average of closing market prices for two days prior and subsequent to the date the exchange ratio was finalized. The total cost of the transaction was $1.1 billion, and included $14 million for the fair value of stock options exchanged.

 ANNUAL REPORT 2006

On January 5, 2007, the Corporation completed its acquisition of Fidelity Bankshares, Inc. (Fidelity), a banking company operating 52 branches along Florida’s southeast coast through its subsidiary Fidelity Federal Bank & Trust. Under the terms of the agreement, for each share of stock outstanding, Fidelity shareholders elected to receive either $39.50 in cash or 1.0977 shares of National City common stock. Shareholder elections were subject to an allocation process that resulted in 50% of Fidelity’s outstanding shares being exchanged for cash and 50% exchanged for National City common stock, resulting in the issuance of approximately 14 million shares of National City common stock and a cash payment of $506 million. The common shares were valued at $36.16 per share, representing the average of closing market prices for two days prior and subsequent to the date the merger was announced. The total cost of the transaction was $1.0 billion, including $20 million related to stock options settled in cash. As of the acquisition date, Fidelity had total loans and deposits of $3.5 billion and $3.4 billion, respectively. The excess of the purchase price over carrying value of net assets acquired was approximately $744 million.

Assets and liabilities of acquired entities are recorded on the balance sheet at estimated fair values as of respective acquisition dates, and the results of acquired entity operations are included in the Consolidated Statement of Income from those dates. The fair values of acquired assets and liabilities, including identifiable intangible assets, are finalized as quickly as possible following an acquisition. As of December 31, 2006, elements of the Harbor purchase price allocation remaining to be finalized include the fair values assigned to noncompete agreements, acquired properties, certain assumed benefit plan obligations and various other matters. The Corporation is awaiting the results of third-party valuations and other information to finalize the fair values of these acquired assets and liabilities. The Corporation expects to substantially complete the Harbor purchase price allocation during the first quarter of 2007. Valuations are subject to revision, however, as additional information becomes available and exit plans are finalized. Purchase accounting adjustments determinable within 12 months of acquisition date result in adjustments to goodwill.

The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocation and resulting goodwill recorded to date for the Harbor acquisition. The purchase price allocation and resulting goodwill for the Fidelity acquisition have not been completed.

(In Thousands)	Harbor

Purchase Price	$1,094,369
Carrying value of net assets acquired	(344,162)

Excess of purchase price over carrying value of net assets acquired	750,207
Purchase accounting adjustments
Securities	9,699
Loans	(50,883)
Premises and equipment	(25,932)
Mortgage servicing rights	(3,253)
Other assets	(7,135)
Deposits	(12,440)
Borrowings	(769)
Severance and exit costs	12,346
Other liabilities	3,635
Deferred taxes	43,732

Subtotal	719,207

Core deposit intangibles	(36,935)
Other identifiable intangible assets	(306)

Goodwill	$681,966

The following table summarizes the estimated fair value of net assets acquired related to the Harbor acquisition. Fair values of net assets acquired from the Fidelity acquisition have not yet been determined.

(In Thousands)	Harbor

Assets
Cash and cash equivalents	$242,124
Securities	389,869
Loans, net of allowance for loan losses	2,659,924
Premises and other equipment	87,466
Goodwill and other intangibles	719,207
Mortgage servicing rights	4,741
Other assets	61,301

Total Assets	4,164,632

Liabilities
Deposits	2,378,664
Borrowings	614,680
Other liabilities	76,919

Total Liabilities	3,070,263

Fair value of net assets acquired	$1,094,369

Divestitures: On December 30, 2006, the Corporation completed the sale of its First Franklin nonconforming mortgage origination network and related servicing platform. The Corporation received proceeds of $4.5 billion on this transaction and recognized a pretax gain of $984 million, $622 million after tax, or $1.01 per diluted share. The proceeds received were based on a preliminary statement of net assets sold. The purchase price and the resulting gain are subject to adjustment based on the closing date values of assets and liabilities sold, as well as other negotiated matters. The amount of such adjustment, if any, is not determinable at this time.

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

4.	Restructuring Charges
In 2005, the Corporation implemented its Best In Class program. Best In Class is a series of projects designed to drive long-term performance improvement and cultural change. Restructuring costs related to the program include employee severance, lease exits, contract terminations, asset impairment, and other items. During the years ended December 31, 2006 and 2005, the Corporation recognized Best in Class restructuring costs of $10 million and $66 million, respectively. Costs recognized in 2006 include $6 million for severance benefits, and $4 million related to lease exits, consultants and other costs. Costs recognized in 2005 include $47 million for severance benefits, $13 million for outplacement and consulting services, and $6 million for lease exit and asset disposal charges.

Charges recognized since the inception of the program total $76 million, substantially all recorded within the Parent and Other segment. Additional restructuring costs may be incurred through 2008. The amounts and exact timing of additional charges cannot be reasonably estimated. As of December 31, 2006, payments related to the Best In Class restructuring liability are scheduled to occur through August 2008 for severance benefits and through December 2010 for lease obligations on vacated facilities.

The Corporation has also implemented restructuring plans related to the integration of recently acquired entities. These plans are formulated prior to each acquisition. Costs incurred for acquisition-related employee terminations consist of severance, retention, and outplacement benefits. Severance and outplacement benefit costs are recognized in the allocation of the purchase price to acquired assets and liabilities. Retention benefits are recorded to salaries expense over the required service period. Exit and termination costs relating to the exit of certain businesses, facility leases, and other contract termination costs are also recognized in the allocation of the purchase price to acquired assets and liabilities.

During the years ended December 31, 2006 and 2005, the Corporation recorded expense of $27 million and $15 million, respectively, for severance and other employee-related termination costs related to acquisition, divestitures and other business activities. Employee-related restructuring expenses recognized in 2006 and 2005 included retention benefits related to acquisitions and divestitures of approximately $6 million and $5 million, respectively. Payments will continue to be made for acquisition-related restructuring plan costs through 2013, primarily related to lease obligations on vacated facilities.

Severance and other employee-related restructuring costs not associated with acquisitions are recorded in salaries, benefits and other personnel costs in the income statement. Other restructuring costs, which consist primarily of consulting and lease exit costs unrelated to acquisitions, are recorded in third-party services and other noninterest expense, respectively, in the income statement.

Activity in the severance and restructuring liability for the years ended December 31, 2006 and 2005 is presented in the following table and includes severance expenses incurred in the normal course of business. All severance and other termination expenses are recorded as unallocated corporate charges within the Parent and Other segment.

	For the Year Ended
	December 31, 2006
		Best In	Acquisitions
(In Thousands)	Total	Class	and Other

Beginning balance	$87,853	$47,690	$40,163
Severance and other employee related costs:
Charged to expense	33,482	6,581	26,901
Recognized in purchase price allocation	11,967	—	11,967
Payments	(57,194)	(36,805)	(20,389)
Exit costs, contract terminations and other:
Charged to expense	3,710	3,710	—
Recognized in purchase price allocation	4,778	—	4,778
Payments	(11,992)	(5,957)	(6,035)

Ending balance	$72,604	$15,219	$57,385

	For the Year Ended
	December 31, 2005
		Best In	Acquisitions
(In Thousands)	Total	Class	and Other

Beginning balance	$98,486	$—	$98,486
Severance and other employee related costs:
Charged to expense	68,526	53,242	15,284
Recognized in purchase price allocation	(2,716)	—	(2,716)
Payments	(69,039)	(9,899)	(59,140)
Exit costs, contract terminations and other:
Charged to expense	12,470	12,470	—
Recognized in purchase price allocation	(1,453)	—	(1,453)
Payments	(18,421)	(8,123)	(10,298)

Ending balance	$87,853	$47,690	$40,163

5.	Securitization Activity
The Corporation has securitized pools of credit card, automobile, and Small Business Administration (SBA) loans. Recent securitization activities are described below.

Credit Card: In 2006, the Corporation securitized a $425 million pool of credit card receivables (Series 2006-1) following the maturity of its Series 2001-1 securitization. A pretax gain of $2 million was recognized on this transaction within loan sale revenue. Retained interests of $28 million were recognized at the date of sale. In 2005, the Corporation securitized a $600 million pool of credit card receivables (Series 2005-1) following the maturity of its Series 2000-1 securitization. A pretax gain of $1 million was recorded on this transaction within loan sale revenue. Retained interests in these loans of $37 million were recognized at the date of sale. Retained interests included a seller’s interest in the loans, accrued interest, and an interest-only strip. The initial carrying values were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The fair value of the interest-only strip was estimated by discounting the projected future cash flows of this security. The Corporation retained the right to service these loans. Servicing fees to be received approximated the current

 ANNUAL REPORT 2006

market rate for servicing fees, therefore, no servicing asset or liability was recognized. Transaction costs of $3 million were capitalized and are being amortized over the four-year revolving period. As of December 31, 2006, $425 million of credit card loans were classified as held for sale or securitization based upon management’s intent to securitize another pool of credit card loans in 2007. In January 2007, the Series 2002-1 credit card securitization matured.

Automobile: In 2006, the Corporation exercised an early call on the outstanding notes of the Series 2002-A automobile securitization. Accordingly, the Corporation redeemed $48 million of loans from the securitization trust at a price equal to unpaid principal plus accrued interest. These loans were recorded at fair value which approximated the purchase price.

In 2005, the Corporation securitized $2.2 billion of fixed-rate, closed-end indirect automobile loans (Series 2005-A). A pretax loss of $29 million was recorded on this transaction within loan sale revenue. Retained interests in the securitized loans recognized upon sale consisting of a subordinated interest in the securitized loans and an interest-only strip. Retained interests were valued at the date of sale by allocating the previous carrying amount between the assets sold and the retained interests based on their relative fair values at the date of sale. The initial carrying value of the subordinated interest and interest-only security of $78 million was estimated at the date of sale by discounting projected future cash flows. The Corporation also retained the right to service these loans, and a servicing asset of $20 million was recognized at the date of sale. Transaction costs associated with this fixed-term securitization were included as a component of the loss on sale.

In 2004, the Corporation securitized $890 million of fixed-rate, closed-end indirect automobile loans (Series 2004-A). A pretax gain of $9 million was recorded in loan sale revenue. Retained interests in the form of interest-only strips, subordinated tranches, and dealer rebate receivables were also recognized with initial carrying values of $32 million, $46 million, and $1 million, respectively. In addition, a servicing asset was established in the amount of $10 million.

SBA: During 2006, 2005, and 2004, the Corporation securitized pools of SBA loans totaling $205 million, $46 million, and $9 million, respectively. Retained interests in the form of interest-only strips were recognized with an initial carrying value of approximately $5 million, $3 million, and $660 thousand in 2006, 2005, and 2004, respectively. The SBA loans securitized were sold servicing released and all transaction costs were expensed in conjunction with these sales. During 2004, the Corporation sold the interest-only strips associated with the 2004 SBA securitization.

Home Equity: In 2004, the Corporation acquired Provident, which had previously securitized home equity loans and lines of credit. Retained interests in the form of interest-only strips were recognized at their fair values as of the acquisition date of $3 million. In 2006 and 2005, the Corporation exercised its option to call these securitizations. Accordingly, as of December 31, 2006, the Corporation had no securitized home equity loans.

At the inception of each securitization, the assumptions used to value retained interests were as follows:

	Weighted-	Variable	Monthly	Expected
	Average	Annual	Principal	Annual	Annual
	Life	Coupon Rate	Repayment	Credit	Discount
	(in months)	To Investors	Rate	Losses	Rate	Yield

Credit Card Loans:
Interest-only strip (Series 2005-1)	3.2	3.75%	18.21%	5.35%	15.00%	12.00%
Interest-only strip (Series 2006-1)	3.1	4.81	19.01	4.77	15.00	13.79

	Weighted-	Monthly
	Average	Prepayment	Expected	Annual	Weighted-
	Life	Speed	Cumulative	Discount	Average
	(in months)	(% ABS)	Credit Losses	Rate	Coupon

Automobile Loans:
Interest-only strip (Series 2004-A)	21.8	1.50%	1.75%	12.00%	6.79%
Servicing asset (Series 2004-A)	21.8	1.50	1.75	11.00	6.79
Interest-only strip (Series 2005-A)	16.6	1.50	2.18	12.00	7.06
Servicing asset (Series 2005-A)	12.5	1.50	2.18	10.00	7.06

In 2006, the expected cumulative credit loss assumption applied to the Automobile Series 2005-A retained interests was reduced to 1.75% to more closely approximate actual credit losses incurred to date.

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows:

	As of December 31,
	2006		For the Calendar Year

	Principal	Loans Past Due	Average	Net Credit
(In Millions)	Balance	30 Days or More	Balances	Losses

Managed loans:
Credit Card	$2,635.2	$110.4	$2,400.5	$95.1
Automobile	1,624.4	37.5	2,260.6	17.3
SBA	234.4	67.9	96.7	—

Total loans managed	4,494.0	215.8	4,757.8	112.4
Less:
Loans securitized:
Credit Card	1,024.7	45.4	1,325.4	49.2
Automobile	1,439.5	26.1	1,985.8	15.7
SBA	234.4	67.9	96.7	—
Loans held for securitization:
Credit Card	425.0	—	124.0	—

Loans held in portfolio	$1,370.4	$76.4	$1,225.9	$47.5

	As of December 31,
	2005		For the Calendar Year

	Principal	Loans Past Due	Average	Net Credit
(In Millions)	Balance	30 Days or More	Balances	Losses

Managed loans:
Credit Card	$2,482.9	$98.6	$2,379.8	$155.7
Automobile	2,954.3	67.8	3,362.9	42.3
Home Equity	27,919.2	134.1	27,177.2	58.3
SBA	43.8	4.4	30.7	—

Total loans managed	33,400.2	304.9	32,950.6	256.3
Less:
Loans securitized:
Credit Card	1,026.1	37.4	1,307.0	76.0
Automobile	2,602.2	30.8	860.8	12.0
Home Equity	13.2	1.0	39.5	1.5
SBA	43.8	4.4	30.7	—
Loans held for securitization:
Credit Card	425.0	—	141.8	—
Automobile	—	—	179.0	—
Home Equity	—	—	3.9	—

Loans held in portfolio	$29,289.9	$231.3	$30,387.9	$166.8

Certain cash flows received from the securitization trusts follow:

	For the Calendar Year

	2006				2005

	Credit		Home		Credit		Home
(In Millions)	Card	Automobile	Equity	SBA	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$425.0	$—	$—	$223.2	$600.0	$2,103.9	$—	$44.7
Proceeds from collections reinvested in previous securitizations	2,752.2	—	—	—	2,789.3	—	2.7	—
Servicing fees received	26.9	20.1	—	—	28.1	8.7	.3	—
Other cash flows received on retained interest	92.3	29.5	—	1.4	70.8	15.7	.9	.7
Proceeds from sales of previously charged-off accounts	4.7	—	—	—	1.0	—	—	—
Purchases of delinquent or foreclosed assets	—	—	.1	—	—	—	1.2	—

 ANNUAL REPORT 2006

	For the Calendar Year

	2004

	Credit		Home
(In Millions)	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$—	$811.2	$—	$8.1
Proceeds from collections reinvested in previous securitizations	3,094.1	—	4.4	—
Servicing fees received	29.0	10.6	.2	—
Other cash flows received on retained interest	90.9	18.7	1.1	3.2
Proceeds from sales of previously charged-off accounts	—	—	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—

The Corporation holds certain interests in securitized credit card and automobile loans consisting of interest-only strips and servicing assets. The table below presents the weighted-average assumptions used to measure the fair values of these retained interests as of December 31, 2006. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

			Variable
		Weighted-	Annual	Monthly	Expected
		Average	Coupon	Principal	Annual	Annual
	Fair	Life	Rate to	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)	Investors	Rate	Losses	Rate	Yield

Credit Card Loans	$5.2	3.1	5.42%	19.34%	3.97%	15.00%	13.58%
Interest-only strips
Decline in fair value of 10% adverse change			$1.4	$0.4	$1.0	$—	$3.4
Decline in fair value of 20% adverse change			2.7	0.7	2.0	—	5.2

			Monthly	Expected
		Weighted-	Prepayment	Cumulative	Annual	Weighted-
	Fair	average Life	Speed	Credit	Discount	Average
(Dollars in Millions)	Value	(in months)	(% ABS)(a)	Losses	Rate	Coupon

Automobile Loans
Interest-only strip	$11.5	7.2	1.50%	1.82%	12.00%	7.02%
Decline in fair value of 10% adverse change			$0.4	$3.1	$0.2	$2.9
Decline in fair value of 20% adverse change			0.4	4.6	0.4	4.0
Servicing asset(b)	$10.1	8.4	1.50%	1.82%	10.15%	7.02%
Decline in fair value of 10% adverse change			$0.8	$—	$0.1	$—
Decline in fair value of 20% adverse change			1.7	—	0.1	—

(a)	Absolute prepayment speed.

(b)	Carrying value of servicing assets at December 31, 2006 was $8 million.

6.	Leases
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

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)
leases; accordingly, the retail portfolio will run off over time as the leases expire and the automobiles are sold.

A summary of lease financings by type at December 31 follows:

(In Thousands)	2006	2005

Commercial
Direct financings	$3,868,271	$3,237,722
Leveraged leases	214,669	307,439

Total commercial lease financings	4,082,940	3,545,161
Consumer
Retail automobile lease financings	299,704	411,147

Total net investment in lease financings	$4,382,644	$3,956,308

The components of the net investment in lease financings by type at December 31 follow:

(In Thousands)	2006	2005

Commercial
Lease payments receivable	$4,260,255	$3,559,471
Estimated residual value of leased assets	408,809	482,049

Gross investment in commercial lease financings	4,669,064	4,041,520
Unearned income	(586,124)	(496,359)

Total net investment in commercial lease financings	$4,082,940	$3,545,161
Consumer
Lease payments receivable	$117,176	$221,512
Estimated residual value of leased assets	201,723	231,582

Gross investment in consumer lease financings	318,899	453,094
Unearned income	(19,195)	(41,947)

Total net investment in consumer lease financings	$299,704	$411,147

A rollforward of the residual value component of lease financings by type follows:

	For the Calendar Year

(In Thousands)	2006	2005

Commercial
Beginning balance	$482,049	$541,809
Additions	95,174	82,765
Acquisition(a)	—	1,519
Run-off	(156,972)	(144,044)
Write-downs	(11,442)	—

Ending balance	$408,809	$482,049

Consumer
Beginning balance	$231,582	$263,768
Additions	—	—
Run-off	(29,859)	(32,186)
Write-downs	—	—

Ending balance	$201,723	$231,582

(a)	Associated with the acquisition of National City Vendor Finance. Refer to Note 3 for further details of this acquisition.

At December 31, 2006, the minimum future lease payments to be received from lease financings by type were as follows:

						2012 and
(In Millions)	2007	2008	2009	2010	2011	Beyond	Total

Commercial	$1,526.5	$938.0	$686.1	$445.8	$231.5	$432.4	$4,260.3
Consumer	14.0	50.3	48.6	4.3	—	—	117.2

Total	$1,540.5	$988.3	$734.7	$450.1	$231.5	$432.4	$4,377.5

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

A summary of the net carrying value of equipment leased to others by type at December 31 follows:

(In Thousands)	2006	2005

Commercial
Cost	$616,787	$455,462
Accumulated depreciation	(151,358)	(104,373)

Net carrying value of commercial leased equipment	465,429	351,089
Consumer
Cost	156,342	457,332
Accumulated depreciation	(48,819)	(112,094)

Net carrying value of consumer leased equipment	107,523	345,238

Total net carrying value of equipment leased to others	$572,952	$696,327

Depreciation expense on equipment leased to others totaled $155 million in 2006, $197 million in 2005, and $124 million in 2004.

At December 31, 2006, the minimum future lease payments to be received from equipment leased to others by type were as follows:

						2012 and
(In Millions)	2007	2008	2009	2010	2011	Beyond	Total

Commercial	$121.0	$96.1	$67.2	$41.5	$25.0	$36.9	$387.7
Consumer	14.3	10.9	1.3	—	—	—	26.5

Total	$135.3	$107.0	$68.5	$41.5	$25.0	$36.9	$414.2

 ANNUAL REPORT 2006

7.	Loans, Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
Total portfolio loans outstanding were recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments associated with acquired loans of $387 million and $177 million, at December 31, 2006 and 2005, respectively.

To provide for probable losses in the loan portfolio, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments. Activity in the allowance for loan losses follows:

	For the Calendar Year

(In Thousands)	2006	2005	2004

Balance at beginning of period	$1,094,047	$1,188,462	$1,022,720
Provision for loan losses	488,208	300,531	339,441
Charge-offs	(645,140)	(602,902)	(570,999)
Recoveries	203,612	222,042	225,327

Net charge-offs	(441,528)	(380,860)	(345,672)
Other(a)	(9,552)	(14,086)	171,973

Balance at end of period	$1,131,175	$1,094,047	$1,188,462

(a)	Includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and in 2006, reinsurance claims paid to third parties.

In 2006, the provision for loan losses included $79 million of expected reinsurance losses associated with insured nonconforming mortgage loans. The Corporation’s insurance subsidiary provides reinsurance to a third party who provides the primary mortgage insurance on certain portfolio loans. Under this arrangement, National City assumes a 50% pro rata share of credit losses on the insured portfolio loans subject to
certain limits.

Activity in the allowance for losses on lending-related commitments follows:

	For the Calendar Year

(In Thousands)	2006	2005	2004

Balance at beginning of period	$83,601	$100,538	$102,609
Net provision for losses on lending-related commitments	(5,615)	(16,937)	(16,169)
Allowance related to lending-related commitments acquired(a)	—	—	14,098

Balance at end of period	$77,986	$83,601	$100,538

(a)	Represents allowance associated with the acquisitions of Allegiant, Provident, and Wayne.

Nonperforming loans totaled $500 million and $490 million as of December 31, 2006 and 2005, respectively. For loans classified as nonperforming at December 30, 2006, the contractual interest due and actual interest recognized on those loans during 2006 was $50 million and $17 million, respectively.

Impaired loans, as defined under SFAS 114, are included in nonperforming loans. Average impaired loans for 2006, 2005, and 2004 totaled $158 million, $108 million, and $193 million, respectively. During 2006, 2005, and 2004, interest recognized on impaired loans while they were considered impaired was not material. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The following table presents details on the allowance for loan losses related to impaired loans:

	December 31

(In Thousands)	2006	2005

Impaired loans with an associated allowance	$118,127	$69,858
Impaired loans without an associated allowance	71,360	46,799

Total impaired loans	$189,487	$116,657

Allowance for loan losses allocated to impaired loans	$29,545	$20,058

8.	Securities
Securities available for sale follow:

	December 31, 2006

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

U.S. Treasury	$1,051,590	$8,872	$12,001	$1,048,461
Federal agency	250,054	2,458	1,589	250,923
Mortgage-backed securities	5,305,629	41,119	51,919	5,294,829
Asset-backed and corporate debt securities	174,829	2,188	20	176,997
States and political subdivisions	499,563	7,205	972	505,796
Other	221,327	10,834	347	231,814

Total securities	$7,502,992	$72,676	$66,848	$7,508,820

	December 31, 2005

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

U.S. Treasury	$992,953	$17,282	$6,502	$1,003,733
Federal agency	181,196	2,132	2,895	180,433
Mortgage-backed securities	5,437,449	27,849	69,929	5,395,369
Asset-backed and corporate debt securities	245,758	2,385	424	247,719
States and political subdivisions	607,499	14,537	1,211	620,825
Other	415,954	11,283	688	426,549

Total securities	$7,880,809	$75,468	$81,649	$7,874,628

As of December 31, 2006, other securities included retained interests from securitizations as well as equity securities. As of December 31, 2005, other securities also included the Corporation’s internally managed equity portfolio of bank and thrift common stock investments (bank stock fund). The bank stock fund had an amortized cost and fair value of $135 million and $139 million, respectively, at December 31, 2005. The Corporation no longer maintains a bank stock fund.

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

The following table presents the age of gross unrealized losses and associated fair value by investment category:

	December 31, 2006

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$121,826	$1,110	$465,376	$10,891	$587,202	$12,001
Federal agency	68,273	97	79,614	1,492	147,887	1,589
Mortgage-backed securities	1,286,002	11,328	1,957,546	40,591	3,243,548	51,919
Asset-backed securities	7,269	18	377	2	7,646	20
States and political subdivisions	4,279	5	57,953	967	62,232	972
Other	19,215	191	15,593	156	34,808	347

Total	$1,506,864	$12,749	$2,576,459	$54,099	$4,083,323	$66,848

	December 31, 2005

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$410,906	$6,418	$4,773	$84	$415,679	$6,502
Federal agency	22,632	347	133,367	2,548	155,999	2,895
Mortgage-backed securities	2,949,622	38,420	1,000,332	31,509	3,949,954	69,929
Asset-backed securities	60,988	384	12,894	40	73,882	424
States and political subdivisions	62,233	528	38,416	683	100,649	1,211
Other	27,555	370	4,677	318	32,232	688

Total	$3,533,936	$46,467	$1,194,459	$35,182	$4,728,395	$81,649

Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment including the severity of loss, the creditworthiness of the issuer, the length of time the fair value has been below cost and management’s intent and ability to hold the security for the time necessary to recover the amortized cost, taking into consideration balance sheet management strategies and management’s market view and outlook. At December 31, 2006, management concluded that none of the individual unrealized losses represented an other-than-temporary impairment as management attributes the declines in value to changes in market interest rates, not credit quality or other factors, and management had the intent and ability to hold these securities for the time necessary to recover the amortized cost. The majority of the losses related to securities issued by the U.S. government or government-sponsored agencies and other investment-grade issuers.

The following table presents the amortized cost, fair value, and weighted-average yield of securities at December 31, 2006 by maturity.

						Weighted-
	Within 1	1 to 5	5 to 10	After 10		Average
(Dollars in Thousands)	Year	Years	Years	Years	Total	Yield(a)

U.S. Treasury	$15,272	$697,435	$328,277	$10,606	$1,051,590	4.63%
Federal agency	99,990	105,226	20,440	24,398	250,054	3.62%
Mortgage-backed securities	45,666	2,336,579	2,437,511	485,873	5,305,629	5.35%
Asset-backed and corporate debt securities	26,992	58,430	20,496	68,911	174,829	5.98%
States and political subdivisions	46,493	299,279	90,466	63,325	499,563	7.27%
Other	4,898	109,271	1,749	105,409	221,327	5.60%

Amortized cost	$239,311	$3,606,220	$2,898,939	$758,522	$7,502,992

Fair value	$239,788	$3,576,258	$2,919,105	$773,669	$7,508,820

Weighted-Average Yield(a)	3.99%	4.84%	5.43%	5.62%	5.11%

(a)	Yield on debt securities only; equity securities and retained interests in securitizations are excluded.

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

At December 31, 2006, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $6.7 billion.

At December 31, 2006, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.

In 2006, 2005, and 2004, gross securities gains were $18 million, $43 million, and $25 million, respectively, while gross securities losses were $18 million, $16 million, and $6 million, respectively.

9.	Trading Assets and Liabilities
Securities, loans, and derivative instruments are classified as trading when they are entered into for the purpose of making short-term profits or to provide risk management products to customers. Certain securities used to manage risk related to mortgage servicing assets are also classified as trading securities. All trading instruments are carried at fair value. Trading securities primarily include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, and corporate bonds. Trading loans consist mainly of the guaranteed portion of Small Business Administration loans. Trading securities and loans are classified within other investments on the balance sheet. Trading derivative instruments principally represent interest rate swap and option contracts and foreign currency futures and forward contracts entered into to meet the risk management needs of commercial banking customers. The fair values of trading derivatives are included in derivative assets and derivative liabilities on the balance sheet. Further detail on derivative instruments is included in Note 25. Trading liabilities also include securities sold short, which are obligations

 ANNUAL REPORT 2006

to purchase securities that have already been sold to other third parties. Liabilities for securities sold short are classified within borrowed funds on the balance sheet.

The following table presents the fair values of trading assets and liabilities.

	December 31

(In Thousands)	2006	2005

Trading assets:
Securities	$447,031	$409,406
Loans	213,514	526,751
Derivative instruments	118,962	125,325

Total trading assets	$779,507	$1,061,482

Trading liabilities:
Securities sold short	$52,122	$25,858
Derivative instruments	97,585	98,835

Total trading liabilities	$149,707	$124,693

Trading revenue includes both net interest income from trading securities, loans, and securities sold short, and gains and losses from changes in the fair value of trading instruments. Unrealized gains/losses recorded in trading revenue for trading securities held as of December 31, 2006 totaled $5 million. Gains and losses on trading instruments are included either within loan servicing revenue, brokerage revenue, or other income on the income statement. Total revenue from trading activities was as follows:

	For the Calendar Year

(In Thousands)	2006	2005	2004

Net interest income	$47,555	$38,492	$14,085
Gains (losses):
Securities and securities sold short	14,112	(476)	4,178
Loans	(14,888)	560	7,140
Derivative instruments	8,604	38,349	17,453

Total net gains in noninterest income	7,828	38,433	28,771

Total net trading revenue	$55,383	$76,925	$42,856

10.	Principal Investments
The principal investment portfolio includes direct investments in private and public companies, as well as indirect investments in private equity funds which are managed by third parties. The direct portfolio consists of investments in the consumer, retail, manufacturing, automotive, commercial services, healthcare, commercial distribution, and building products industries with the largest industry, manufacturing, constituting approximately 15% of the total principal investment portfolio. The indirect portfolio is diversified according to the terms of the fund’s agreement and the general partner’s direction. A rollforward of principal investments follows:

	For the Calendar Year

(In Thousands)	2006	2005

Direct Investments:
Carrying value at beginning of period	$316,974	$323,028
Investments – new fundings	71,104	99,199
Returns of capital and write-offs	(73,571)	(97,142)
Fair value adjustments	(3,289)	(8,111)

Carrying value at end of period	$311,218	$316,974

Indirect Investments:
Carrying value at beginning of period	$343,864	$342,517
Investments – new fundings	88,202	78,912
Returns of capital and write-offs	(76,200)	(74,596)
Fair value adjustments	(1,588)	(2,969)

Carrying value at end of period	$354,278	$343,864

Total Principal Investments:
Carrying value at beginning of period	$660,838	$665,545
Investments – new fundings	159,306	178,111
Returns of capital and write-offs	(149,771)	(171,738)
Fair value adjustments	(4,877)	(11,080)

Carrying value at end of period	$665,496	$660,838

	For the Calendar Year

(In Thousands)	2006	2005	2004

Principal investment revenue(a)	$29,197	$28,273	$47,934

Net principal investment gains(b)	$117,882	$57,156	$68,964

(a)	Consists primarily of interest, dividends, and fee income.

(b)	Consists primarily of fair value adjustments and realized gains and losses on investments.

The principal investment portfolio is managed primarily within the Wholesale Banking line of business. Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 22.

11.	Goodwill and Other Intangible Assets
The carrying value of goodwill was $3.8 billion and $3.3 billion at December 31, 2006 and 2005, respectively. A rollforward of goodwill by line of business for 2006 and 2005 follows:

		Goodwill
	January 1,	Acquired/	Impairment	December 31,
(In Thousands)	2006	Adjustments(a)	Losses	2006

Consumer and Small Business Financial Services	$1,025,340	$272,206	$—	$1,297,546
Wholesale Banking	1,646,918	549,477	—	2,196,395
National City Mortgage	62,394	29,527	—	91,921
National Consumer Finance	347,756	(347,756)	—	—
Asset Management	230,701	(652)	—	230,049
Parent and Other	—	—	—	—

Total	$3,313,109	$502,802	$—	$3,815,911

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

		Goodwill
	January 1,	Acquired/	Impairment	December 31,
(In Thousands)	2005	Adjustments(a)	Losses	2005

Consumer and Small Business Financial Services	$1,027,598	$(2,258)	$—	$1,025,340
Wholesale Banking	1,633,441	13,477	—	1,646,918
National City Mortgage	62,432	(38)	—	62,394
National Consumer Finance	348,019	(263)	—	347,756
Asset Management	230,923	(222)	—	230,701
Parent and Other	—	—	—	—

Total	$3,302,413	$10,696	$—	$3,313,109

(a)	Represents goodwill associated with acquisitions, divestitures, purchase accounting adjustments, as well as the realignment of certain reporting units described in Note 27.

In 2006, the Corporation completed the acquisitions of Harbor Florida Bancshares, Inc. (Harbor) and Forbes First Financial (Pioneer) which added $682 million and $43 million, respectively, to goodwill. This goodwill was principally allocated to the Consumer and Small Business Financial Services and Wholesale Banking segments based on the relative fair value that each acquisition added to these segments. The fair value of acquired business added to each segment was estimated based on generally accepted valuation techniques including discounted projected cash flows, earnings multiples, and price to earnings of comparable transactions. Refer to Note 3 for further discussion on recent acquisitions. In 2006, the Corporation sold its First Franklin nonconforming mortgage origination and servicing platform. Goodwill of $206 million was included in the carrying amount of net assets sold in determining the gain realized upon sale. Goodwill associated with First Franklin is included within the National Consumer Finance segment in the above table. In 2005, the Corporation recognized goodwill of $9 million related to its acquisition of National City Vendor Finance, which was included in Wholesale Banking in the above table. No impairment of goodwill was recognized in either 2006 or 2005.

Finite-lived intangible assets capitalized on the balance sheet include core deposit, credit card and other intangibles. A summary of these intangible assets at December 31 follows:

(In Thousands)	2006	2005

Core deposit
Gross carrying amount	$239,289	$253,942
Less: accumulated amortization	85,876	119,607

Net carrying amount	153,413	134,335

Credit card
Gross carrying amount	7,699	7,699
Less: accumulated amortization	2,914	1,626

Net carrying amount	4,785	6,073

Operating lease
Gross carrying amount	47,205	47,205
Less: accumulated amortization	47,205	43,901

Net carrying amount	—	3,304

Other
Gross carrying amount	62,183	47,690
Less: accumulated amortization	36,733	23,049

Net carrying amount	25,450	24,641

Total finite-lived intangibles
Gross carrying amount	356,376	356,536
Less: accumulated amortization	172,728	188,183

Net carrying amount	$183,648	$168,353

Amortization expense on finite-lived intangible assets totaled $50 million, $76 million, and $67 million for 2006, 2005, and 2004, respectively. Amortization expense on finite-lived intangible assets is expected to total $50 million, $36 million, $30 million, $23 million, and $18 million for fiscal years 2007 through 2011, respectively.

12.	Servicing Assets
The Corporation has obligations to service residential mortgage loans, commercial real estate loans, automobile loans, and other consumer loans. Classes of servicing assets are identified based on management’s method of managing the risks associated with these servicing assets. A description of the various classes of servicing assets follows.

Residential Mortgage Servicing Rights: Servicing of residential real estate loans is a significant business activity of the Corporation. The Corporation recognizes mortgage servicing right (MSR) assets on residential real estate loans when it retains the obligation to service these loans upon sale and the servicing fee is more than adequate compensation. MSRs are subject to declines in value from prepayments of the underlying loans. The Corporation manages this risk by hedging the fair value of MSRs with securities and derivative instruments which are expected to increase in value when the value of MSRs declines.

Effective January 1, 2006, the Corporation adopted the provisions of SFAS 156 and elected the fair value measurement method for MSRs. Upon adoption, the carrying value of the MSRs was increased to fair value by recognizing a cumulative effect adjustment of $26 million pretax, or $17 million after tax. Management selected the fair value measurement method of accounting for MSRs to be consistent with its risk management strategy to hedge the fair value of these assets. The fair value method of accounting for MSRs matches the accounting for the related derivative instruments. Changes in the fair value of MSRs, as well as changes in fair value of the related derivative instruments, are recognized each period within loan servicing revenue on the income statement.

 ANNUAL REPORT 2006

Changes in the carrying value of MSRs, accounted for at fair value, for the calendar year ended December 31, 2006 follow:

For the Calendar Year

(In Thousands)	2006

Balance at beginning of period	$2,115,715
Cumulative effect of change in accounting	26,392
Additions from loans sold with servicing retained	576,023
Additions from acquisitions	4,741
Subtractions from sales of servicing rights(a)	(222,730)
Changes in fair value due to:
Time decay(b)	(64,690)
Payoffs(c)	(339,279)
Implementation of internal prepayment model	(55,983)
All other changes in valuation inputs or assumptions(d)	54,198

Fair value of MSRs at end of period	$2,094,387

Unpaid principal balance of loans serviced for others (in millions)	$162,264

(a)	The First Franklin nonconforming mortgage servicing platform and related servicing rights were sold in 2006.
(b)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and partial loan paydowns.

(c)	Represents decrease in MSR value associated with loans that paid off during the period.

(d)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

Prior to January 1, 2006, all MSRs were accounted for at the lower of their initial carrying value, net of accumulated amortization and hedge accounting adjustments, or fair value. Certain MSRs hedged with derivative instruments as part of SFAS 133 hedging relationships were valued at fair value which may have exceeded their initial carrying value. Changes in fair value, resulting from the application of hedge accounting, became part of the MSR basis. MSRs were periodically evaluated for impairment, and a valuation allowance established through a charge to income when the carrying value, including hedge accounting adjustments (if applicable), exceeded the fair value and was believed to be temporary. Other-than-temporary impairments were recognized if the recoverability of the carrying value was determined to be remote. There were no other-than-temporary impairments recognized during 2005. Changes in the carrying value of MSRs, accounted for using the amortization method, and the associated valuation allowance for the calendar year ended December 31, 2005 follow:

For the Calendar Year

(In Thousands)	2005

Balance at beginning of period	$1,612,096
Additions from loans sold with servicing retained	651,213
Amortization	(505,802)
SFAS 133 hedge basis adjustments	393,595
Sales	(1,851)

Carrying value before valuation allowance at end of period	2,149,251

Valuation allowance
Balance at beginning of period	(107,230)
Impairment recoveries	73,694

Balance at end of period	(33,536)

Net carrying value of amortization method MSRs at end of period	$2,115,715

Unpaid principal balance of loans serviced for others (in millions)	$176,489

Fair value of MSRs:
Beginning of period	$1,517,204
End of period	2,142,107

The fair value of MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The Corporation periodically obtains third-party valuations of its MSRs to assess the reasonableness of the fair value calculated by the valuation model.

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

The key economic assumptions used in determining the fair value of MSRs capitalized during 2006 and 2005 were as follows:

	2006	2005

Weighted-average life (in years)	3.4	4.0
Weighted-average constant prepayment rate (CPR)	29.88%	23.86%
Weighted-average discount rate	11.49	10.39

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

The key economic assumptions used in determining the fair value of MSRs at year end were as follows:

	December 31

	2006	2005

Weighted-average life (in years)	5.0	4.8
Weighted-average CPR	17.66%	18.58%
Weighted-average discount rate	9.77	9.93

Commercial Real Estate Servicing Assets: Commercial real estate servicing assets are recognized upon selling commercial real estate loans into the secondary market, while retaining the obligation to service those loans, or from purchasing or assuming the right to service commercial real estate loans originated by others. Effective January 1, 2006, these servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a quarterly basis. For purposes of the impairment analysis, management stratifies these servicing assets by loan type as well as by the term of the underlying loans. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to loan servicing revenue in the income statement. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on commercial real estate servicing assets recognized during 2006 or 2005.

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

Commercial real estate servicing assets are recorded in other assets on the balance sheet. Changes in the carrying value of the commercial real estate servicing assets and the associated valuation allowance follow:

	For the Calendar Year

(In Thousands)	2006	2005

Commercial real estate servicing assets
Balance at beginning of period	$138,408	$125,778
Additions:
From loans sold with servicing retained	25,333	18,176
From assumptions of servicing	1,233	—
From purchases of servicing	3,623	12,900
Subtractions:
Amortization	(21,501)	(17,849)
Sales	(229)	(597)

Carrying value before valuation allowance at end of period	146,867	138,408

Valuation allowance
Balance at beginning of period	(1,075)	(1,032)
Impairment recoveries (charges)	118	(43)

Balance at end of period	(957)	(1,075)

Net carrying value of servicing assets at end of period	$145,910	$137,333

Unpaid principal balance of commercial real estate loans serviced for others (in millions)	$16,701	$14,638

Fair value of servicing assets:
Beginning of period	$163,182	$149,820
End of period	188,716	163,182

The key economic assumptions used to estimate the fair value of these servicing assets at year end were as follows:

	December 31

	2006	2005

Weighted-average life (in years)	8.3	9.2
Weighted-average discount rate	13.31%	12.97%

Other Consumer Loans: The Corporation also has servicing assets related to sales or securitizations of automobile loans and certain home equity loans and home equity lines of credit. These servicing assets are accounted for using the amortization method and are included in other assets on the balance sheet. The servicing asset related to securitized auto loans was $8 million and $22 million as of December 31, 2006 and 2005, respectively. The servicing asset related to home equity loans and lines of credit was $22 million and $4 million at December 30, 2006 and 2005, respectively. No servicing asset or liability has been recognized related to the Corporation’s obligation to service credit card loans as the fee received for performing this service is deemed to approximate the amount that would be paid to fairly compensate a substitute servicer, should one be required.

Contractual Servicing Fees: Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced

 ANNUAL REPORT 2006

are presented below. Contractual servicing fees are included within loan servicing revenue on the income statement.

	For the Calendar Year

(In Thousands)	2006	2005	2004

Residential real estate	$625,007	$533,291	$507,178
Credit card	110,105	78,105	96,795
Commercial real estate	31,696	25,843	10,700
Automobile	35,894	11,478	14,945
Home equity lines of credit	26,957	746	—
Home equity loans	3,838	—	—

Total contractual servicing fees	$833,497	$649,463	$629,618

13.	Properties and Equipment
The composition of properties and equipment follows:

	December 31

(In Thousands)	2006	2005

Land	$245,249	$200,609
Buildings and leasehold improvements	1,074,422	1,194,934
Equipment	1,058,034	1,214,677

	2,377,705	2,610,220
Less accumulated depreciation and amortization	975,555	1,281,317

Net properties and equipment	$1,402,150	$1,328,903

Depreciation and amortization of properties and equipment, including assets recorded under capital leases, totaled $243 million in 2006, $229 million in 2005, and $219 million in 2004.

In 2006, the Corporation had no significant fixed asset impairments. During 2005 and 2004, the Corporation recognized fixed asset impairment charges totaling $18 million and $3 million, respectively. These impairment charges were recorded primarily within the Parent and Other segment. The impairment charges in 2005 relate to certain underutilized buildings that were offered for sale. The fair values of these buildings were estimated from broker quotes, third-party bids, and real-estate appraisals.

14.	Federal Funds Borrowed and Security Repurchase Agreements
Detail of federal funds borrowed and security repurchase agreements follows:

(Dollars in Thousands)	2006	2005	2004

Balance at December 31:
Federal funds borrowed	$1,526,807	$3,101,648	$2,669,386
Security repurchase agreements	3,757,190	3,397,606	3,223,042
Maximum outstanding at any month end:
Federal funds borrowed	4,824,432	6,887,983	6,314,532
Security repurchase agreements	3,877,339	3,697,789	3,332,276
Daily average amount outstanding:
Federal funds borrowed	2,885,996	4,021,248	4,925,738
Security repurchase agreements	3,486,526	3,316,941	2,917,759
Weighted daily average interest rate:
Federal funds borrowed	5.08%	3.34%	1.45%
Security repurchase agreements	3.96	2.28	.78
Weighted daily interest rate for amounts outstanding at December 31:
Federal funds borrowed	5.09%	4.06%	2.01%
Security repurchase agreements	4.40	3.05	1.40

As of December 31, 2006, federal funds borrowed and security repurchase agreements had maturities of one month or less.

15.	Borrowed Funds
Detail of borrowed funds follows:

	December 31

(Dollars in Thousands)	2006	2005

Commercial paper	$811,842	$1,051,421
U.S. Treasury notes	433,829	1,753,807
Federal Home Loan Bank Advances	—	150,000
Senior bank notes	—	137,000
Other	403,296	425,309

Total borrowed funds	$1,648,967	$3,517,537

Weighted-average rate	4.96%	4.06%

Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation. As of December 31, 2006, the entire balance was due within four months or less. U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At December 31, 2006, the entire balance of outstanding U.S. Treasury notes was callable on demand by the U.S. Treasury.

The other category at December 31, 2006 and 2005 included liabilities totaling $305 million and $311 million, respectively, related to mortgage loans available for repurchase under GNMA and FNMA loan sale programs. See further discussion in Note 1.

16.	Long-Term Debt
The composition of long-term debt follows. This note excludes the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 17 for further discussion on these obligations.

	December 31

(In Thousands)	2006	2005

3.20% senior notes due 2008	$291,764	$288,374
3.125% senior notes due 2009	190,898	189,023
5.75% subordinated notes due 2009	302,550	306,487
Variable-rate senior note due 2010	299,908	299,880
4.90% senior notes due 2015	389,674	390,848
6.875% subordinated notes due 2019	764,052	782,748
8.375% senior note due 2032	69,960	73,059

Total holding company	2,308,806	2,330,419
Senior bank notes	18,580,239	22,087,766
7.25% subordinated notes due 2010	239,052	244,601
6.30% subordinated notes due 2011	208,065	211,699
7.25% subordinated notes due 2011	197,933	199,501
6.25% subordinated notes due 2011	310,214	315,074
6.20% subordinated notes due 2011	507,892	514,262
4.63% subordinated notes due 2013	295,326	298,401
5.25% subordinated notes due 2016	244,697	—
5.70% subordinated notes due 2016	249,486	—
4.25% subordinated notes due 2018	224,354	227,077
Federal Home Loan Bank advances	1,998,923	3,920,391
Secured debt financings	31,067	130,970
Other	10,917	15,932

Total subsidiaries	23,098,165	28,165,674

Total long-term debt	$25,406,971	$30,496,093

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

The amounts above represent the par value of the debt adjusted for any unamortized discount, other basis adjustments related to hedging the debt with derivative instruments, and fair value adjustments recognized in connection with debt acquired through acquisitions. The Corporation uses derivative instruments, primarily interest rate swaps and caps, to manage interest rate risk on its long-term debt. Interest rate swaps are used to hedge the fair value of certain fixed-rate debt by converting the debt to variable rate and are also used to hedge the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate. Interest rate caps are also used to hedge cash flow variability by capping the interest payments associated with variable-rate debt issuances. Interest rate swaps and caps are based on the one- or three-month London Interbank Offering Rate (LIBOR) rate, the Federal Funds rate, or the Prime rate. Further discussion on derivative instruments is included in Notes 1 and 25.

The subordinated notes of the holding company and National City Bank qualify for Tier 2 capital under the regulatory capital requirements of the federal banking agencies. Further discussion on regulatory capital requirements is included in Note 18.

A summary of par values and weighted-average rates of long-term debt as of December 31, 2006, follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest rate risk, amortization of discounts, and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-Average	Weighted-Average
(Dollars in Thousands)	Par Value	Contractual Rate	Effective Rate

Senior bank notes	$18,629,091	5.22%	5.40%
Subordinated notes	3,475,000	6.06	5.88
Senior notes	1,275,000	4.58	5.77
FHLB advances	1,974,715	5.09	4.71
Secured debt financings	31,065	5.73	5.44
Other	10,917	6.14	6.14

Total long-term debt	$25,395,788	5.30%	5.43%

Senior bank notes are issued by National City Bank, and during 2006 issuances totaled $6.8 billion. At December 31, 2006, senior bank notes totaling $3.2 billion were contractually based on a fixed rate of interest and $15.4 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2007 to 2078.

All subordinated notes of National City Bank were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. The interest rate on the variable-rate senior note of the holding company is based on three-month LIBOR plus 17 basis points, is reset quarterly and was 5.531% at December 31, 2006. The 8.375% senior note of the holding company is fixed-rate, pays interest quarterly, and is callable on July 15, 2007. All remaining senior notes and subordinated notes of the holding company pay interest semi-annually and may not be redeemed prior to maturity.

At December 31, 2006, Federal Home Loan Bank (FHLB) advances consisted of $1.4 billion of fixed-rate obligations and $600 million of variable-rate obligations. The Corporation’s maximum remaining borrowing limit with the FHLB was $3.2 billion at December 31, 2006. The Corporation pledged $8.8 billion in residential real estate loans and $6.9 billion in home equity lines of credit as collateral against FHLB borrowings at December 31, 2006. FHLB advances have maturities ranging from 2007 to 2030.

At December 31, 2006, long-term debt maturities were as follows: $7.7 billion in 2007, $6.8 billion in 2008, $3.3 billion in 2009, $2.3 billion in 2010, $1.6 billion in 2011, and $3.7 billion thereafter. These amounts are based upon the par values of long-term debt.

17.	Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation
As of December 31, 2006, National City sponsored five trusts, of which 100% of the common equity is owned by the Corporation, formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust.

In 2006, the Corporation issued $750 million of junior subordinated debentures (2006 debentures) to National City Capital Trust II. The 2006 debentures are the sole assets of this trust, which issued common securities to the Corporation and preferred capital securities to third-party investors. The 2006 debentures bear interest at a fixed rate of 6.625%, payable quarterly in arrears. The 2006 debentures are redeemable at par plus accrued unpaid interest, in whole or in part, anytime after November 15, 2011, with the prior approval of the Federal Reserve Board. The capital securities of the trust qualify as Tier I capital of the Corporation for regulatory purposes. The 2006 debentures will rank junior to the Corporation’s outstanding debt, including its other outstanding junior subordinated debentures. The 2006 debentures have a scheduled maturity date of November 15, 2036. Upon the scheduled maturity date, the Corporation will be required to refinance the 2006 debentures with securities that are treated as capital for regulatory purposes. If the Corporation is unable to refinance these securities, they will remain outstanding until their legal maturity date of November 15, 2066, and bear interest at a variable rate equal to one-month LIBOR plus 229 basis points.

Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follow. These amounts represent the par value of the obligations owed to the subsidiary trusts, including the Corporation’s ownership interest in the trusts, plus basis adjustments related to hedging the obligations with derivative instruments and fair value

 ANNUAL REPORT 2006

adjustments recognized in connection with obligations acquired through acquisitions.

	December 31

(In Thousands)	2006	2005

6.625% junior subordinated debentures owed to National City Capital Trust II due November 15, 2036	$752,681	—
8.12% junior subordinated debentures owed to First of America Capital Trust I due January 31, 2027	154,640	$154,640
9.85% junior subordinated debentures owed to Fort Wayne Capital Trust I due April 15, 2027	30,928	30,928
9.00% junior subordinated debentures owed to Allegiant Capital Trust II redeemed October 2, 2006	—	42,725
8.60% junior subordinated debentures owed to Provident Capital Trust I redeemed December 1, 2006	—	109,373
9.45% junior subordinated debentures owed to Provident Capital Trust IV redeemed March 30, 2006	—	128,339
Variable-rate junior subordinated debentures owed to Banc Services Corp. Statutory Trust I due June 26, 2032	7,317	7,518
Variable-rate junior subordinated debentures owed to Forbes First Financial Statutory Trust I due June 26, 2032	3,139	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$948,705	$473,523

Distributions on the capital securities issued by National City Capital Trust II are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by First of America Capital Trust I and Fort Wayne Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Banc Services Corp. Statutory Trust I and Forbes First Statutory Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 3.45 basis points, with a maximum interest rate of 11.95%. The interest rate associated with the Banc Services Corp. Statutory Trust I and Forbes First Statutory Trust I capital securities was 8.82% at December 31, 2006.

The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are first redeemable, in whole or in part, by the Corporation as follows:

First Call Date

First of America Capital Trust I	January 31, 2007
Fort Wayne Capital Trust I	April 15, 2007
Banc Services Corp. Statutory Trust I	June 26, 2007
Forbes First Financial Statutory Trust I	June 26, 2007
National City Capital Trust II	November 15, 2011

On January 31, 2007, the Corporation exercised the early call on First of America Capital Trust I. The Corporation may only redeem or repurchase its junior subordinated notes payable owed to National City Capital Trust II on or before November 15, 2056 subject to certain limitations. During the 180 days prior to the date of that redemption or repurchase, the Corporation must have received proceeds from the issuance of equity or hybrid securities that qualify as Tier 1 capital under the Federal Reserve’s capital guidelines. The Corporation will also be required to obtain approval of the Federal Reserve prior to the issuance of such securities. The current beneficiary of this limitation are the holders of the Corporation’s 6.875% subordinated notes due 2019.

18.	Regulatory Restrictions and Capital Ratios
The Corporation and its bank subsidiary, National City Bank, are subject to various regulatory capital requirements of federal banking agencies that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on financial position and operations.

Regulatory and other capital measures follow:

	2006		2005

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio

Total equity/assets	$14,581,003	10.40%	$12,612,871	8.86%
Total common equity/assets	14,581,003	10.40	12,612,871	8.86
Tangible common equity/tangible assets	10,581,444	7.77	9,131,409	6.57
Tier 1 capital	11,534,600	8.97	9,517,347	7.43
Total risk-based capital	15,704,502	12.22	13,499,910	10.54
Leverage	11,534,600	8.56	9,517,347	6.83

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

National City Corporation’s Tier 1, total risk-based capital, and leverage ratios for the current period are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. In 2006, the Corporation merged its six separate subsidiary banks into a single bank subsidiary, National City Bank. The capital levels at National City Bank are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)
ratios, respectively. As of the most recent notification from the Federal Deposit Insurance Corporation, which was December 15, 2006, National City Bank was considered well-capitalized under the regulatory framework for prompt corrective action.

National City Bank from time to time is required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $10 million at December 31, 2006.

Under current Federal Reserve regulations, a bank subsidiary is limited in the amount it may loan to its parent company and nonbank subsidiaries. Loans to a single affiliate may not exceed 10% and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus and undivided profits, plus the allowance for loan losses. Loans from the subsidiary bank to nonbank affiliates, including the parent company, are also required to be collateralized.

Dividends paid by a subsidiary bank to its parent company are also subject to certain legal and regulatory limitations. In 2007, National City Bank may pay dividends of $751 million, plus an additional amount equal to its net profits for 2007, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.

The Corporation’s mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiaries’ net worth requirements are governed by the Department of Housing and Urban Development and the Government National Mortgage Association. The broker/dealer’s net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2006, these subsidiaries met their respective minimum net worth capital requirements.

19.	Stockholders’ Equity
Stock Repurchases: On December 19, 2006, the Corporation’s Board of Directors authorized the repurchase of up to 30 million shares of National City common stock, subject to an aggregate purchase limit of $1.2 billion. This new authorization was incremental to the previous share repurchase authorization approved by the Board of Directors on October 24, 2005. Shares repurchased under these programs are held for reissue in connection with stock compensation plans and for general corporate purposes. During 2006, 2005, and 2004, the Corporation repurchased 20.1 million, 43.5 million, and 40.1 million shares, respectively. As of December 31, 2006, 43.5 million shares remain authorized for repurchase.

On January 25, 2007, the Corporation’s Board of Directors approved a modified “Dutch auction” tender offer to purchase up to 75 million shares of its outstanding common stock, at a price range not greater than $38.75 per share nor less than $35.00 per share, for a maximum aggregate repurchase price of $2.9 billion. The shares sought represent approximately 12% of the Corporation’s outstanding common shares as of December 31, 2006. The tender offer will expire, unless extended by the Corporation, on February 28, 2007. The share repurchase authorization described earlier is unaffected by the tender offer.

Preferred Stock: The Corporation issued 70,272 shares of no par, Series D convertible non-voting preferred stock in conjunction with a 2004 acquisition. Each share of Series D preferred stock is convertible at any time by the holder into 15.96 shares of National City common stock. The conversion rate is subject to adjustment in the event the Corporation takes certain actions such as paying a dividend in stock, splitting its common stock, or combining its common stock into a smaller number of shares. Common shares deliverable upon conversion of the preferred stock have been reserved for future issuance. The Corporation has no right to redeem the preferred stock. Dividends are paid on the preferred stock as dividends are paid on common stock at the dividend rate per common share multiplied by the preferred stock conversion ratio. The Series D preferred stock shall be preferred over the Corporation’s common stock in the event of liquidation or dissolution of the Corporation. In such event, the preferred holders will be entitled to receive $100 per share, or $7 million, plus accrued and unpaid dividends.

Preferred Securities of Subsidiaries: PFGI Capital Corporation (PFGI Capital) is a consolidated subsidiary of the Corporation associated with a 2004 acquisition. The purpose of PFGI Capital is to hold and manage commercial mortgage loan assets and other authorized investments acquired from the Corporation to generate net income for distribution to its stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes. Upon its formation, PFGI Capital issued 6.6 million equity units (PRIDES) to outside investors. Each PRIDES was comprised of two components – a three-year forward purchase contract and PFGI Capital Series A Preferred Stock. During 2005, all PRIDES holders exercised their Forward Purchase Contracts which entitled them to purchase 6,444,223 newly issued shares of National City common stock for $165 million. The ownership by outside investors is accounted for as a minority interest in the Consolidated Financial Statements.

 ANNUAL REPORT 2006

Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows:

	For the Calendar Year

(In Thousands)	2006	2005	2004

Accumulated unrealized (losses) gains on securities available for sale at January 1, net of tax	$(4,018)	$107,193	$132,318
Net unrealized gains (losses) for the period, net of tax expense (benefit) of $4,115 in 2006, $(49,316) in 2005, and $(6,888) in 2004	7,642	(91,586)	(12,792)
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) expense of $(169) in 2006, $7,463 in 2005, and $6,641 in 2004	314	(19,625)	(12,333)

Effect on other comprehensive income for the period	7,956	(111,211)	(25,125)

Accumulated unrealized gains (losses) on securities available for sale at December 31, net of tax	$3,938	$(4,018)	$107,193

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at January 1, net of tax	$15,883	$(6,605)	$(67,631)
Net unrealized gains (losses) for the period, net of tax expense (benefit) of $4,227 in 2006, $16,849 in 2005, and $(13,295) in 2004	7,850	31,291	(24,691)
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $14,666 in 2006, $4,740 in 2005, and $(46,156) in 2004	(27,238)	(8,803)	85,717

Effect on other comprehensive income for the period	(19,388)	22,488	61,026

Accumulated unrealized (losses) gains on derivatives used in cash flow hedging relationships at December 31, net of tax	$(3,505)	$15,883	$(6,605)

Accumulated unrealized losses for pension and other postretirement obligations at January 1, net of tax	$—	$—	$—
Prior service costs, net of tax expense of $5,974 in 2006	10,506	—	—
Transition obligation, net of tax benefit of $1,210 in 2006	(2,128)	—	—
Net loss, net of tax benefit of $45,333 in 2006	(79,725)	—	—

Cumulative effect of change in accounting for pensions and other postretirement liabilities	(71,347)	—	—

Accumulated unrealized losses for pension and other postretirement obligations at December 31, net of tax	$(71,347)	—	—

Accumulated other comprehensive income at January 1, net of tax	$11,865	$100,588	$64,687
Other comprehensive (loss) income, net of tax	(11,432)	(88,723)	35,901
Cumulative effect of change in accounting for pensions and other postretirement liabilities	(71,347)	—	—

Accumulated other comprehensive (loss) income at December 31, net of tax	$(70,914)	$11,865	$100,588

20.	Net Income Per Common Share
Calculations of basic and diluted net income per share follow:

	For the Calendar Year

(Dollars in Thousands, Except Per Share Amounts)	2006	2005	2004

Basic
Net income	$2,299,836	$1,985,229	$2,779,934
Less preferred dividends	1,704	1,616	785

Income applicable to common stockholders	$2,298,132	$1,983,613	$2,779,149

Average common shares outstanding	609,395,710	633,431,660	635,450,188
Less average unallocated ESOP shares	79,640	—	—

Average common shares outstanding – basic	609,316,070	633,431,660	635,450,188

Net income per common share – basic	$3.77	$3.13	$4.37

Diluted
Net income	$2,299,836	$1,985,229	$2,779,934

Average common shares outstanding – basic	609,316,070	633,431,660	635,450,188
Stock awards	7,233,896	6,679,651	8,477,996
Convertible preferred stock	1,121,541	1,121,541	563,836
Forward contracts	—	368,117	1,018,494

Average common shares outstanding – diluted	617,671,507	641,600,969	645,510,514

Net income per common share – diluted	$3.72	$3.09	$4.31

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding, less unallocated Employee Stock Ownership Plan (ESOP) shares, for the period.

Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards. In 2005, diluted common shares outstanding also considered commitments to issue additional shares pursuant to forward contracts, which were exercised in full in 2005. For the years ended December 31, 2006, 2005, and 2004, options to purchase 5.4 million, 10.4 million, and 2.3 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Diluted net income is not adjusted for preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period.

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

21.	Income Tax Expense
The composition of income tax expense follows:

	For the Calendar Year

(In Thousands)	2006	2005	2004

Current:
Federal	$1,031,632	$617,351	$1,229,653
State	51,416	14,425	128,742

Total current	1,083,048	631,776	1,358,395
Deferred:
Federal	43,402	341,551	(54,477)
State	(3,650)	6,860	(5,912)

Total deferred	39,752	348,411	(60,389)

Income tax expense	$1,122,800	$980,187	$1,298,006

Income tax expense applicable to securities transactions	$(169)	$7,493	$2,492

The effective tax rate differs from the statutory Federal tax rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown in the following table.

	For the Calendar Year

	2006	2005	2004

Statutory Federal tax rate	35.0%	35.0%	35.0%
Life insurance	(0.8)	(0.9)	(0.7)
Tax-exempt income	(0.5)	(0.7)	(0.5)
State taxes	0.9	.5	1.8
Tax credits	(1.5)	(1.7)	(1.4)
Sale of National Processing	—	—	(0.7)
Other	(0.3)	0.9	(1.7)

Effective tax rate	32.8%	33.1%	31.8%

Significant components of deferred tax liabilities and assets as of December 31 follow:

(In Thousands)	2006	2005

Deferred tax liabilities:
Mortgage servicing rights, net	$641,499	$566,118
Leases and equipment leased to others	456,309	502,950
Properties and equipment	58,881	65,956
Deferred loan fees	94,868	39,792
Unrealized gains on securities	3,098	—
State income taxes	15,918	17,562
Intangibles	63,288	82,453
Other, net	99,248	99,052

Total deferred tax liabilities	1,433,109	1,373,883
Deferred tax assets:
Allowance for loan losses	448,015	448,199
Deferred compensation accrual	115,256	110,185
Repurchase and indemnification reserve	62,620	96,093
Employee benefit accrual	89,092	41,948
Unrealized losses on securities and loans held for sale	—	8,593
Retained interests	19,273	11,243
Net operating loss carryforward	554	—
Other, net	145,754	136,356

Total deferred tax assets	880,010	852,617

Net deferred tax liability	$553,099	$521,266

A net operating loss carryforward of $2 million at December 31, 2006 was acquired in connection with the acquisition of Forbes and Harbor. This carryforward expires in 2023. Management believes that future taxable income will be sufficient to fully realize the deferred tax asset associated with this carryforward.

Retained earnings at December 31, 2006 includes $15 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

For the years ended 2006, 2005, and 2004, income tax benefits of $18 million, $19 million, and $45 million, respectively, were credited to stockholders’ equity related to the exercise of nonqualified employee stock options.

22.	Commitments, Contingent Liabilities, Guarantees, and Related Party Transactions
Commitments: A summary of the contractual amount of significant commitments follows:

	December 31
(In Thousands)	2006	2005

Commitments to extend credit:
Commercial	$25,351,297	$22,987,569
Residential real estate	9,506,648	9,052,485
Revolving home equity and credit card lines	34,286,346	34,080,110
Other	1,047,439	646,576
Standby letters of credit	5,265,929	4,745,848
Commercial letters of credit	338,110	361,678
Net commitments to sell mortgage loans and mortgage-backed securities	3,480,387	1,495,089
Net commitments to sell commercial real estate loans	376,375	284,724
Commitments to fund principal investments	282,407	295,165
Commitments to fund civic and community investments	607,190	351,282
Commitments to purchase beneficial interests in securitized automobile loans	573,152	994,632

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

 ANNUAL REPORT 2006

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

National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to an unrelated commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as automobile loans securitized by the Corporation in 2005. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank, as well as another financial institution, to purchase an undivided interest in its note representing a beneficial interest in the securitized automobile loans. This commitment expires in December 2007 but may be renewed annually for an additional 12 months by mutual agreement of the parties.

The Corporation and certain of its subsidiaries occupy certain facilities under long-term operating leases and, in addition, lease certain software and data processing and other equipment. The aggregate minimum annual rental commitments under these leases total approximately $149 million in 2007, $129 million in 2008, $110 million in 2009, $94 million in 2010, $77 million in 2011, and $470 million thereafter. The Corporation also subleases and receives rental income on certain leased properties. As of December 31, 2006, aggregate future minimum rentals to be received under noncancelable subleases totaled $18 million. Total operating lease expense, net of sublease income, recorded under all operating leases was $163 million, $179 million, and $137 million in 2006, 2005, and 2004, respectively.

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

Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At December 31, 2006 and 2005, the liability for estimated losses on repurchase and indemnification was $171 million and $238 million, respectively, and was included in other liabilities on the balance sheet. Further details on loans sold subject to indemnification provisions, loans repurchased or indemnified, and losses charged against the liability follow:

	For the Calendar Year

(In Millions)	2006	2005	2004

Total loans sold(a)	$70,897	$72,134	$79,805
Total loans repurchased or indemnified(b)	479	331	454
Losses incurred(c)	115	90	118

(a)	Includes $25.6 billion, $20.8 billion, and $19.1 billion of loans sold related to the First Franklin nonconforming mortgage origination unit for 2006, 2005, and 2004, respectively.

(b)	Includes $259 million, $60 million, and $41 million of loans repurchased or indemnified related to the First Franklin nonconforming mortgage origination unit for 2006, 2005, and 2004, respectively.

(c)	Includes $59 million, $26 million, and $15 million of losses incurred related to the First Franklin nonconforming mortgage origination unit for 2006, 2005, and 2004, respectively.

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

Loans indemnified that remain outstanding as of December 31, 2006 and 2005, totaled $343 million and $341 million, respectively. In addition, total loans sold of $94 million and $118 million remain uninsured as of December 31, 2006 and 2005, respectively. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above.

On December 30, 2006, the Corporation completed the sale of the First Franklin nonconforming mortgage origination and servicing platform. The proceeds received from this transaction were based on a preliminary statement of net assets sold. The proceeds are subject to adjustment based on the closing date values of net assets sold, as well as other negotiated matters. Accordingly, the Corporation may either pay or receive additional consideration in 2007 depending on the final outcome of this matter. The amount of the purchase price adjustment, if any, will decrease or increase the gain recognized on the sale of this unit.

The Corporation has a wholly owned captive insurance subsidiary which provides reinsurance to third-party insurers who provide lender paid mortgage insurance on approximately $2.0 billion of the Corporation’s nonconforming mortgage second loans and lines. These arrangements are quota share reinsurance contracts whereby the Corporation’s captive insurance subsidiary is entitled to 50% of the primary policy premiums and assumes 50% of the risk of loss under the lender paid mortgage insurance primary policy which limits losses to 10% of the original insured risk per policy year.

Loss reserves are provided for the estimated costs of settling reinsurance claims on defaulted loans. Loss reserves are established for reported claims as well as incurred but not reported claims. Management establishes loss reserves using historical experience and by making various assumptions and estimates of trends in loss severity, frequency, and other factors. The methods used to develop these reserves are subject to continual review and refinement and any necessary adjustments to these reserves are reflected in operations in the period identified.

Reinsurance loss reserves of $60 million were recognized within the allowance for loan losses as of December 31, 2006. The provision for reinsurance losses in 2006 of $79 million is presented within the provision for credit losses in the Consolidated Financial Statements. In segment reporting, the provision for reinsurance losses is presented within CSB’s results as noninterest expense. As of December 31, 2006, CSB’s remaining exposure to reinsurance claims is $50 million.

Red Mortgage Capital, a wholly owned subsidiary, is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. The maximum potential amount of undiscounted future payments that may be required under this program is equal to approximately one-third of the principal balance of the loans outstanding at December 31, 2006. If payment is required under this program, Red Mortgage Capital would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred. As of December 31, 2006 and 2005, Red Mortgage Capital serviced loans, subject to risk sharing under the DUS program, had outstanding principal balances aggregating $4.9 billion and $4.4 billion, respectively. This guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $5 million and $7 million at December 31, 2006 and 2005, respectively.

The guarantee liability for standby letters of credit was $39 million and $50 million at December 31, 2006 and 2005, respectively. This liability was recorded in other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.

 ANNUAL REPORT 2006

The Corporation is subject to nonincome taxes in the various jurisdictions where it does business. The most significant of these taxes is franchise tax which is assessed by some states in lieu of or in addition to income taxes. The amount of tax due may be subject to different interpretations by the Corporation and the taxing authorities. In preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws; however, its positions may be subject to challenge upon audit. Management accrues for nonincome tax contingencies that are judged to be both probable and estimable. Management has also identified other unaccrued nonincome tax contingencies, which are considered reasonably possible but not probable, totaling approximately $37 million as of December 31, 2006.

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

In connection with the sale of the Corporation’s former subsidiary, National Processing, the Corporation retained the contractual obligation to process card transactions for United Airlines, Inc. until a successor processor could be appointed. On January 11, 2006, a successor processor began processing United’s card transactions, and the Corporation’s exposure to potential chargebacks diminished as previously unflown tickets were utilized. As of December 31, 2006, the estimated dollar value of tickets purchased, but as yet unflown, under the United Airlines merchant processing contract was insignificant. As a result, the Corporation has no continuing or future exposure to potential chargeback liabilities.

National City and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These proceedings include claims brought against the Corporation and its subsidiaries where National City acted as depository bank, lender, underwriter, fiduciary, financial advisor, broker, or other business activities. Reserves are established for legal claims when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time.

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

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

On March 31, 2006, the Corporation and National City Bank were served with a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas. The plaintiff, Data Treasury Corporation, claims that the Corporation, as well as over 50 other financial institutions or check processors, are infringing on its patents involving check imaging, storage and transfer. The plaintiff seeks unspecified damages and injunctive relief. On November 30, 2006, the U.S. Patent and Trademark Office, on re-examination, found that two of the image patents involved in the litigation should be rejected. This decision is subject to response and appeal by Data Treasury. At this stage of this lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or the range of possible damages, if any.

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

23.	Stock Options and Awards
Under the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan) up to 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition, no more than 13 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options. As of December 31, 2006, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 24 million and 7 million shares, respectively.

Stock Options: Stock options may be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually, beginning one year from the date of grant, and expire no later than 10 years from the date of grant. Prior to 2006, stock options were also granted that included the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option. During 2006, 2005, and 2004, pretax compensation expense recognized for stock options totaled $23 million, $20 million, and $25 million, respectively. The tax benefit was $7 million, $6 million, and $8 million, respectively, for 2006, 2005, and 2004.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation’s employee stock options. The model is sensitive to changes in assumptions which can materially affect the fair value estimate. During the fourth quarter of 2005, the Corporation refined its method of estimating expected volatility to include both historical volatility and implied volatility based upon National City options traded in the open market. In prior periods, the Corporation relied solely on historical volatility to determine the expected volatility assumption. The expected dividend yield is computed based on the current dividend rate. The expected term of the options is based on the Corporation’s historical exercise experience, and the risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the options. The following assumptions were used to determine the fair value of options granted in the periods stated below.

	For the Calendar Year

	2006	2005	2004

Expected volatility	19.8%	20.3%	22.5%
Expected dividend yield	4.3	4.2	3.9
Risk-free interest rate	4.0	3.9	3.7
Expected term (in years)	6	6	6

The weighted-average grant date fair value of options granted during 2006, 2005, and 2004 was $5.21, $5.12, and $5.91, respectively. The total intrinsic value of options exercised during 2006, 2005, and 2004 was $80 million, $68 million, and $137 million, respectively. As of December 31, 2006, there was $29 million of total unrecognized compensation cost related to nonvested stock option awards. This cost is expected to be recognized over a period of four years.

 ANNUAL REPORT 2006

Upon the consummation of the Allegiant, Provident, and Harbor acquisitions, all outstanding options issued by Allegiant, Provident, and Harbor became fully vested and were converted into equivalent National City options.

Cash received from the exercise of options for 2006, 2005, and 2004 was $206 million, $154 million, and $236 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $25 million, $19 million, and $41 million for 2006, 2005, and 2004, respectively. The Corporation generally uses treasury shares to satisfy stock option exercises.

Stock option activity follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(In thousands)

Outstanding at January 1, 2006	50,135,498	$30.72
Acquisition	738,314	14.37
Granted	2,625,784	36.58
Exercised	(9,576,897)	27.76
Forfeited or expired	(908,293)	35.17

Outstanding at December 31, 2006	43,014,406	$31.36	4.7	$227,298

Exercisable at December 31, 2006	36,402,595	$30.59	4.1	$220,992

Outstanding at January 1, 2005	54,700,740	$29.83
Granted	2,914,859	35.30
Exercised	(6,553,014)	24.95
Forfeited or expired	(927,087)	33.48

Outstanding at December 31, 2005	50,135,498	$30.72	5.1	$174,941

Exercisable at December 31, 2005	41,662,765	$29.83	4.3	$174,916

Outstanding at January 1, 2004	50,851,242	$28.52
Acquisitions	9,274,981	26.12
Granted	7,497,223	35.89
Exercised	(12,554,038)	25.38
Forfeited or expired	(368,668)	30.12

Outstanding at December 31, 2004	54,700,740	$29.83	5.9	$424,648

Exercisable at December 31, 2004	44,503,822	$28.59	4.6	$400,752

Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation recognizes compensation expense over the restricted period. Pretax compensation expense recognized for restricted shares during 2006, 2005, and 2004 totaled $46 million, $38 million, and $30 million, respectively. The tax benefit was $17 million, $14 million, and $11 million for 2006, 2005, and 2004, respectively.

Restricted share activity follows:

	2006		2005		2004

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1	6,452,193	$33.74	4,838,125	$33.10	3,781,641	$29.47
Granted	2,496,784	36.50	2,626,357	34.79	2,005,673	35.39
Vested	(1,033,190)	31.47	(682,971)	32.43	(722,163)	22.50
Forfeited	(570,869)	34.29	(329,318)	33.80	(227,026)	30.76

Nonvested at December 31	7,344,918	$34.96	6,452,193	$33.74	4,838,125	$33.10

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2006, there was $160 million of total unrecognized compensation cost related to restricted shares. This cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during 2006, 2005, and 2004 was $37 million, $24 million, and $26 million, respectively.

Additional stock-based compensation award information as of December 31, 2006 follows, which includes plans assumed through various acquisitions.

		Weighted-
	Shares to	Average	Shares
	Be Issued	Option	Available
	Upon	Exercise	for Future
	Exercise(b)	Price(b)	Grants

Plans approved by stockholders	50,249,212	$31.38	30,256,690
Plans not approved by stockholders(a)	291,069	27.06	—

Total	50,540,281	$31.36	30,256,690

(a)	Provident’s 2000 Employee Stock Option Plan provided for the grant of stock options to employees, other than executive officers. Options were granted at an exercise price of not less than 95% of market price at the time of the grant, for a term of up to 10 years. Options vested as determined by Provident’s Compensation Committee. The 64,712 remaining outstanding options at December 31, 2006 are all exercisable.

Provident’s 2002 Outside Directors Stock Option Plan provided for the grant of 2,000 options to each non-employee director upon election to its Board and upon each subsequent annual election. The options were granted at an exercise price equal to their market price, for a term of 10 years. Options vested as determined by Provident’s Compensation Committee. The 45,400 remaining outstanding options at December 31, 2006 are all exercisable.

The National City Corporation 2004 Deferred Compensation Plan provides eligible employees the opportunity to defer the receipt of cash compensation which would have otherwise been received as salary, as variable pay or as an incentive award. The plan provides participants with nonelective deferred compensation, and the deferred compensation is credited with gains or losses based upon investment options made available from time to time, and, as such, there is no weighted-average exercise price. The Plan does not limit the number of shares that may be issued.

(b)	As of December 31, 2006, outstanding options related to the various acquired plans totaled 4,094,339 shares with a weighted-average exercise price per share of $25.64.

24.	Pension and Other Postretirement Benefit Plans
Defined Benefit Plans: National City has a qualified pension plan covering substantially all employees hired prior to April 1, 2006. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are allocated to employee accounts. Actuarially determined pension costs are charged to noninterest expense in the income statement. The Corporation’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

The Corporation maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation.

In connection with the Harbor acquisition, the Corporation acquired a frozen multi-employer pension plan. Separate actuarial valuations are not made for each employer nor are plan assets segregated. The Corporation expects to contribute approximately $1 million to the plan in 2007.

National City also has a benefit plan offering postretirement medical and life insurance benefits. The medical portion of the plan is contributory and the life insurance coverage is noncontributory to the participants. As of April 1, 2006, retiree life insurance was eliminated for active employees who were not yet participants in the plan. As a result, the postretirement obligation decreased by $10 million and the net periodic cost decreased by $7 million for 2006. The Corporation has no plan assets attributable to the plan, and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods employees provide service for such benefits. The Corporation reserves the right to terminate or make plan changes at any time.

The asset allocation for the qualified pension plan as of the measurement date, by asset category, is as follows:

	Percentage of
	Plan Assets

Asset Category	2006	2005

Equity securities	81%	81%
Debt securities	9	11
Cash and cash equivalents	10	8

Total	100%	100%

The investment objective for the qualified pension plan is to maximize total return with tolerance for slightly above average risk. Asset allocation strongly favors equities, with a target allocation of approximately 80% equity securities, 15% fixed income securities, and 5% cash. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate. A core equity position of large cap stocks will be maintained. However, more aggressive or volatile sectors will be meaningfully represented in the asset mix in pursuit of higher returns. Higher volatility investment strategies such as credit risk, structured finance, and international bonds will be appropriate strategies in conjunction with the core position.

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

Equity securities include $188 million and $163 million of National City common stock at October 31, 2006 and 2005, respectively. The $188 million of National City Common stock included in plan assets at October 31, 2006 represented 5,048,833 shares of stock at a closing price of $37.25 as of that date. During 2006, dividends of $8 million were paid on the shares included in plan assets.

 ANNUAL REPORT 2006

Using an actuarial measurement date of October 31, benefit obligation activity and plan assets for each of the plans follows:

	Qualified		Supplemental		Other
	Pension Plan		Pension Plan		Postretirement Benefits

(In Thousands)	2006	2005	2006	2005	2006	2005

Change in Benefit Obligation

Benefit obligation at beginning of measurement period	$1,544,144	$1,459,815	$134,568	$133,017	$159,232	$154,291
Service cost	58,127	59,540	1,590	1,427	1,776	3,384
Interest cost	89,437	85,171	7,856	7,841	8,523	8,931
Participant contributions	—	—	—	—	15,986	18,119
Plan amendments	—	—	—	208	(9,743)	1,385
Actuarial (gains)/losses	29,174	10,356	2,437	1,763	(7,431)	(5,430)
Benefits paid	(76,118)	(70,738)	(9,997)	(9,688)	(23,758)	(21,448)

Benefit obligation at end of measurement period	$1,644,764	$1,544,144	$136,454	$134,568	$144,585	$159,232

Change in Fair Value of Plan Assets

Fair value at beginning of measurement period	$1,725,560	$1,675,345	$—	$—	$—	$—
Actual return on plan assets	235,301	125,572	—	—	—	—
Employer contribution	—	—	9,997	9,688	7,772	3,329
Participant contributions	—	—	—	—	15,986	18,119
Expenses paid	(3,273)	(4,619)	—	—	—	—
Benefits paid	(76,118)	(70,738)	(9,997)	(9,688)	(23,758)	(21,448)

Fair value at end of measurement period	1,881,470	1,725,560	—	—	—	—

Funded status at end of measurement period	$236,706	$181,416	$(136,454)	$(134,568)	$(144,585)	$(159,232)

A reconciliation of the funded status at the end of the measurement period to the amounts recognized in the statement of financial position as of December 31 follows:

	Qualified		Supplemental		Other
	Pension Plan		Pension Plan		Postretirement Benefits

(In Thousands)	2006	2005	2006	2005	2006	2005

Funded status at end of measurement period	$236,706	$181,416	$(136,454)	$(134,568)	$(144,585)	$(159,232)
Unrecognized costs	—	118,150	—	38,215	—	32,319
Benefits paid	—	—	2,051	1,106	1,588	1,762
Acquisition	—	—	(1,908)	—	(573)	—

Accrued income and other assets/(accrued expenses and other liabilities) at year end	$236,706	$299,566	$(136,311)	$(95,247)	$(143,570)	$(125,151)

The accumulated benefit obligation for the qualified pension plan was $1.6 billion and $1.5 billion at October 31, 2006 and 2005 respectively.

The weighted-average assumptions used to determine benefit obligations at the measurement date were as follows:

	Qualified		Supplemental		Other
	Pension Plan		Pension Plan		Postretirement Benefits

	2006	2005	2006	2005	2006	2005

Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	2.75-7.50	2.75-7.50	5.00	5.00	2.75-7.50	2.75-7.50

The assumed healthcare cost trend rate, used in determining other postretirement benefits, at the measurement date follows:

	2006	2005

Healthcare cost trend rate for next year (pre-65)	10%	9%
Healthcare cost trend rate for next year (post-65)	10	11
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5	5
Year the rates reach the ultimate trend rate	2012	2012

The healthcare trend rate assumption affects only those participants retired under the plan prior to April 1, 1989.

Assumed healthcare cost trend rates affect the amounts reported for the healthcare plan. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effect.

	1-Percentage	1-Percentage
(In Thousands)	Point Increase	Point Decrease

Effect on total of service and interest cost	$264	$(244)
Effect on postretirement benefit obligation	4,440	(4,104)

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

Using an actuarial measurement date of October 31, components of net periodic cost follow:

(In Thousands)	2006	2005	2004

Qualified Pension Plan
Service cost	$58,127	$59,540	$55,388
Interest cost	89,437	85,171	82,726
Expected return on plan assets	(138,728)	(137,991)	(127,301)
Amortization of prior service cost	(4,755)	(4,755)	(4,755)
Recognized net actuarial loss	456	739	2,560

Net periodic cost	$4,537	$2,704	$8,618

Supplemental Pension Plan
Service cost	$1,590	$1,427	$1,368
Interest cost	7,856	7,841	7,167
Amortization of prior service cost	1,330	1,984	2,139
Transition obligation	—	—	13
Recognized net actuarial loss	3,587	4,902	2,808

Net periodic cost	$14,363	$16,154	$13,495

Other Postretirement Benefits
Service cost	$1,776	$3,384	$3,371
Interest cost	8,523	8,931	9,216
Amortization of prior service cost	188	95	95
Transition obligation	907	1,402	1,402
Recognized net actuarial loss	573	979	1,677
Curtailment gain	(5,194)	—	—

Net periodic cost	$6,773	$14,791	$15,761

The weighted-average assumptions used to determine net periodic cost for the years ended December 31 were as follows:

	Qualified		Supplemental		Other
	Pension Plan		Pension Plan		Postretirement Benefits

	2006	2005	2006	2005	2006	2005

Weighted-Average Assumptions
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	2.75-7.50	2.75-7.50	5.00	5.00	2.75-7.50	2.75-7.50
Expected long-term return on plan assets	8.50	8.50	—	—	—	—

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

National City does not anticipate making a contribution to its qualified pension plan in 2007 as the plan is currently overfunded. The 2007 pension plan assumptions used to determine net periodic cost will be a discount rate of 6.00% and an expected long-term return on plan assets of 8.50%.

At December 31, 2006, the projected benefit payments for each of the plans are as follows:

	Qualified		Other
	Pension	Supplemental	Postretirement	Total
(In Millions)	Plan	Pension Plan	Benefits	Benefits

2007	$79	$19	$11	$109
2008	82	15	11	108
2009	84	13	12	109
2010	88	12	12	112
2011	91	11	12	114
2012 – 2016	524	52	60	636

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

Amounts recognized in accumulated other comprehensive loss, net of tax, as of December 31, 2006 follow:

	Qualified		Other
	Pension	Supplemental	Postretirement
(In Thousands)	Plan	Pension Plan	Benefits	Total

Prior service cost	$(13,590)	$2,195	$889	$(10,506)
Transition obligation	—	—	2,128	2,128
Net loss	50,773	19,955	8,997	79,725

Total	$37,183	$22,150	$12,014	$71,347

As of December 31, 2005, there were no amounts recognized in accumulated other comprehensive income for the plans.

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are as follows:

	Qualified		Other
	Pension	Supplemental	Postretirement
(In Thousands)	Plan	Pension Plan	Benefits	Total

Prior service cost	$(4,755)	$977	$159	$(3,619)
Transition obligation	—	—	808	808
Net loss	—	3,174	276	3,450

Total	$(4,755)	$4,151	$1,243	$639

The incremental effect of applying SFAS 158 on individual line items in the statement of financial position at December 31, 2006 follows:

	Before application of		After application of
(In Millions)	Statement No. 158	Reclassifications	Statement No. 158

Accrued income and other assets	$5,225	$(58)	$5,167
Total assets	140,249	(58)	140,191
Accrued expenses and other liabilities	4,357	13	4,370
Total liabilities	125,597	13	125,610
Accumulated other comprehensive loss	—	(71)	(71)
Total stockholders equity	14,652	(71)	14,581

 ANNUAL REPORT 2006

Defined Contribution Plans: Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2006 and 2005, the Corporation provided up to a 6.9% matching contribution. For the years ended 2006, 2005, and 2004, the expense related to the plan was $84 million, $79 million, and $72 million, respectively.

The Corporation also acquired Harbor’s leveraged employee stock ownership plan (ESOP) plan, which covered all eligible Harbor employees age 21 and over. Dividends paid on unallocated shares reduce the Corporation’s cash contribution to the ESOP. The ESOP’s loan from the Corporation is eliminated in consolidation. At December 31, 2006 there were 1,134,686 allocated shares, 85,245 shares committed to be released, and 937,700 suspense (unallocated and not yet committed to be released) shares held by the ESOP. As shares are released, the Corporation recognizes compensation expense equal to the current market price of the shares. Allocated shares and shares committed to be released are included in the weighted-average common shares outstanding used to compute earnings per share. In 2006, the Corporation recorded compensation expense of approximately $.3 million. At December 31, 2006, the fair value of the unallocated shares was $34 million.

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

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed in conjunction with the Corporation’s overall market risk monitoring process, as further discussed in the Market Risk section of the Financial Review.

Credit risk occurs when a counterparty to a derivative contract where the Corporation has an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At December 31, 2006, these collateral agreements covered 99.6% of the notional amount of the total derivative portfolio, excluding futures, certain forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At December 31, 2006, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $198 million to collateralize net gains with counterparties and had pledged or delivered to counterparties cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $240 million to collateralize net losses with counterparties. In certain instances, open forward commitments to sell or purchase mortgage loans or mortgage-backed securities are not covered by collateral agreements due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to similar credit policies. Collateral may be obtained based on management’s assessment of the customer.

Derivative contracts are valued using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of its derivatives. The interest rates used in these cash flow models are based on forward yield curves that are observable in the current cash and derivatives markets, consistent with how derivatives are valued by market participants. Cash flow models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage banking loan commitment is based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The change in fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices. The probability that the loan will fund is derived from the Corporation’s own historical empirical data. The change in value of the underlying mortgage loan is measured from the

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)
commitment date. At the time of issuance, the estimated fair value of the commitment is zero. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2006 and 2005.

Fair Value Hedges: The Corporation primarily uses interest rate swaps, interest rate futures, interest rate caps and floors, interest rate options, interest rate forwards, and forward purchase and sales commitments to hedge the fair values of residential mortgage and commercial real estate loans held for sale and certain fixed-rate commercial portfolio loans for changes in interest rates. The Corporation also uses receive-fixed interest rate swaps to hedge the fair value of certain fixed-rate funding products against changes in interest rates. The funding products hedged include purchased certificates of deposit, long-term FHLB advances, senior and subordinated long-term debt, and senior bank notes.

Prior to January 1, 2006, certain derivative instruments were designated in SFAS 133 hedge relationships as hedges of residential mortgage servicing rights. Since the adoption of SFAS 156 on January 1, 2006, residential mortgage servicing rights are accounted for at fair value and the derivatives used to hedge risk are no longer formally designated in SFAS 133 hedge relationships. The derivative instruments used to hedge the risk related to these assets are now included in the Other Derivative Activities section below.

For fair value hedges of fixed-rate debt, including purchased certificates of deposit, management uses a monthly dollar offset ratio to test retrospective effectiveness. For fair value hedges of portfolio loans and residential mortgage loans held for sale, a dollar offset ratio test is performed on a daily basis. Effectiveness testing for commercial real estate loans held for sale is measured monthly using a dollar offset ratio. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness.

For 2006, 2005, and 2004, the Corporation recognized total net ineffective fair value hedge gains (losses) of $4 million, $60 million, and $(145) million, respectively. Details of net ineffective hedge gains and losses by hedge strategy are presented in the tables on page 81. Net ineffective hedge gains and losses on residential mortgage and commercial real estate loans held for sale are included in loan sale revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial portfolio loans and fixed-rate funding products are included in other noninterest income on the income statement. Net ineffective hedge gains and losses related to hedging mortgage servicing rights recognized prior to January 1, 2006 were included in loan servicing revenue on the income statement.

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

Retrospective hedge effectiveness for cash flow hedges of variable-rate funding products is determined using a dollar offset ratio applied on a monthly basis. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For 2006, 2005, and 2004, the Corporation recognized net ineffective cash flow hedge gains (losses) of $31 thousand, $(342) thousand, and $263 thousand, respectively. These gains and losses are included in other noninterest income on the income statement.

Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2006 and 2005, accumulated other comprehensive income included a deferred after-tax net (loss) gain of $(4) million and $16 million, respectively, related to derivatives used to hedge funding cash flows. See Note 19 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in accumulated other comprehensive income at December 31, 2006 was projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through October 2010, with $931 thousand of after-tax net loss expected to be recognized in interest expense within the next year.

There were no gains or losses reclassified into earnings in 2006 arising from the determination that the original forecasted transaction would not occur. In 2005, a pretax gain of $8 million was reclassified from other comprehensive income to noninterest expense as a component of the net gain on the extinguishment of certain variable-rate debt secured by automobile leases. In 2004, a pretax loss of $4 million was reclassified from accumulated other comprehensive income into other noninterest income for cash flow hedges that were discontinued because the forecasted debt issuances originally contemplated were not probable of occurring.

 ANNUAL REPORT 2006

Summary information regarding the interest rate derivatives portfolio used for interest rate risk management purposes and designated as accounting hedges under SFAS 133 at December 31, 2006 and 2005 follows:

	December 31, 2006				December 31, 2005				2004

				Net				Net	Net
				Ineffective				Ineffective	Ineffective
	Notional	Derivative		Hedge Gains	Notional	Derivative		Hedge Gains	Hedge Gains
(In Millions)	Amount	Asset	Liability	(Losses)(a)	Amount	Asset	Liability	(Losses)(a)	(Losses)(a)

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$112	$1.0	$.3		$121	$1.5	$.1
Pay-fixed interest rate swaps	2,712	33.3	10.3		3,864	49.4	38.5
Pay-fixed interest rate swaptions sold	—	—	—		50	—	.5
Interest rate caps sold	150	—	—		210	—	.1
Interest rate floors sold	100	—	—		260	—	.4
Interest rate collar purchased	5	—	.2		—	—	—
Interest rate futures purchased	2,204	—	—		3,146	—	—
Interest rate futures sold	2,595	—	—		3,614	—	—

Total	7,878	34.3	10.8	$6.2	11,265	50.9	39.6	$21.9	$30.6

Mortgage loans held for sale
Net forward commitments to sell mortgage loans and mortgage-backed securities	1,855	6.0	11.8		2,670	1.3	20.5
Receive-fixed interest rate swaps	1,775	12.0	27.7		2,090	20.5	36.3
Pay-fixed interest rate swaps	550	—	6.8		550	—	15.8
Pay-fixed interest rate swaptions purchased	—	—	—		500	3.7	—
Interest rate caps purchased	500	—	—		2,000	7.3	—
Interest rate floors purchased	500	1.8	—		—	—	—
Interest rate futures purchased	—	—	—		75	—	—

Total	5,180	19.8	46.3	(.6)	7,885	32.8	72.6	6.7	(50.5)

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	136	.2	1.3	—	13	—	.4	—	—

Mortgage servicing rights(b)
Forward commitments to purchase mortgage loans and mortgage-backed securities					6,965	44.0	—
Receive-fixed interest rate swaps					11,810	79.9	217.4
Receive-fixed interest rate swaptions purchased					4,050	40.2	—
Receive-fixed interest rate swaptions sold					500	—	—
Pay-fixed interest rate swaps					2,000	—	3.6
Pay-fixed interest rate swaptions purchased					15,450	53.4	—
Pay-fixed interest rate swaptions sold					265	—	1.7
Principal-only interest rate swaps					864	5.5	—
Option to purchase mortgage-backed securities					—	1.5	—
Interest rate caps purchased					24,450	37.2	—
Interest rate caps sold					3,000	—	—
Interest rate floors purchased					500	4.6	—
Interest rate futures purchased					720	—	—

Total	—	—	—	—	70,574	266.3	222.7	30.5	(125.7)

Funding
Receive-fixed interest rate swaps	7,991	112.1	115.8		8,069	160.3	118.4
Callable receive-fixed interest rate swaps	2,706	—	87.5		2,780	1.2	85.1

Total	10,697	112.1	203.3	(1.3)	10,849	161.5	203.5	.5	.2

Total derivatives used in fair value hedges	23,891	166.4	261.7	4.3	100,586	511.5	538.8	59.6	(145.4)

Cash Flow Hedges
Funding
Pay-fixed interest rate swaps	170	—	.9		275	4.6	—
Interest rate caps purchased	300	.1	—		4,800	18.9	—

Total	470	.1	.9	—	5,075	23.5	—	(.3)	.3

Total derivatives used in cash flow hedges	470	.1	.9	—	5,075	23.5	—	(.3)	.3

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$24,361	$166.5	$262.6	$4.3	$105,661	$535.0	$538.8	$59.3	$(145.1)

(a)	Represents net ineffective hedge gains (losses) on hedging strategy for the year.

(b)	Effective January 1, 2006, mortgage servicing rights are carried at fair value and no longer designated in SFAS 133 hedge relationships.

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

Other Derivative Activities: The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. Those derivatives primarily include swaps, futures, options, and forwards used for interest rate and other risk management purposes, as well as residential and commercial mortgage banking loan commitments defined as derivatives under SFAS 133. Price risk associated with mortgage banking loan commitments is managed primarily through the use of other derivative instruments, such as forward sales of mortgage loans and mortgage-backed securities. Because mortgage banking loan commitments are defined as derivative instruments under SFAS 133, the associated derivative instruments used for risk management do not qualify for hedge accounting under SFAS 133. Since the January 1, 2006 adoption of SFAS 156, which allows servicing assets to be accounted for at fair value, the derivative instruments used to hedge risk associated with declines in the value of residential mortgage servicing rights are no longer designated in SFAS 133 hedge relationships with these assets. Details of the specific derivative instruments used for mortgage servicing rights risk management as of December 31, 2006 are presented in the following table.

	December 31, 2006

		Derivative

	Notional
(In Millions)	Amount	Asset	Liability

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$4,300	—	$22.2
Receive-fixed interest rate swaps	5,570	$12.9	124.0
Receive-fixed interest rate swaptions purchased	7,300	58.9	—
Receive-fixed interest rate swaptions sold	3,000	—	43.9
Pay-fixed interest rate swaps	1,930	—	80.0
Pay-fixed interest rate swaptions purchased	2,550	31.9	—
Pay-fixed interest rate swaptions sold	2,000	—	39.1
Principal-only interest rate swaps	396	—	6.2
Interest rate caps purchased	2,500	—	—
Interest rate floors purchased	14,200	86.1	—
Interest rate futures purchased	1,410	—	—

Total derivative instruments used for mortgage servicing right risk management not included in designated SFAS 133 hedge relationships	$45,156	$189.8	$315.4

The derivatives portfolio also includes certain derivative instruments held for trading purposes as they are entered into primarily for the purpose of making short-term profits or for providing risk management products to commercial banking customers.

A summary of the net assets and net gains or losses associated with derivative instruments not designated in SFAS 133 hedge relationships, including those used for mortgage servicing rights, by type of activity follows:

	As of
	December 31		For the Calendar Year

	Net Derivative Asset
	(Liability)		Net Gains (Losses)

(In Millions)	2006	2005	2006	2005	2004

Loan sale and servicing related:
Mortgage servicing right risk management	$(125.6)	$(6.4)	$(297.4)	$166.1	$618.9
Mortgage and commercial real estate loan commitments and loan risk management	17.0	(8.4)	37.7	52.0	136.9

Total loan sale and servicing related	(108.6)	(14.8)	(259.7)	218.1	755.8

Trading derivatives:
Customer risk management	29.6	23.5	15.4	17.4	12.5
Other	(8.2)	3.0	(6.8)	20.9	5.0

Total trading	21.4	26.5	8.6	38.3	17.5

Used for other risk management purposes	78.4	26.7	(20.1)	3.4	24.4

Total other derivative instruments	$(8.8)	$38.4	$(271.2)	$259.8	$797.7

Gains and losses on derivatives used to manage risk associated with mortgage servicing rights are included in loan servicing income, while gains and losses on mortgage and commercial real estate loan commitments and associated loan risk management instruments are included in loan sale revenue on the income statement. Gains and losses on derivative instruments held for trading or other risk management purposes are included in other noninterest income.

26.	Fair Value of Financial Instruments
Fair value estimates are made as of a specific point in time based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using option-adjusted discounted cash flow models or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rates, market volatility, and estimates of future cash flows. As such, the derived fair value estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments.

The following table presents the estimates of fair value of financial instruments at December 31, 2006 and 2005. Excluded are certain items not defined as financial instruments, including nonfinancial assets and intangibles, as well as certain liabilities such as obligations for pension and other postretirement benefits, deferred compensation arrangements, and

 ANNUAL REPORT 2006

leases. Accordingly, the aggregate fair value amounts presented do not purport to represent the fair value of the Corporation.

	2006		2005

	Carrying	Fair	Carrying	Fair
(In Millions)	Value	Value	Value	Value

Financial Assets
Cash and cash equivalents	$11,399	$11,399	$6,060	$6,060
Loans held for sale or securitization	12,853	12,955	9,667	9,696
Loans, net of allowance for loan losses	94,361	95,542	104,945	105,722
Securities	7,509	7,509	7,875	7,875
Derivative assets	613	613	773	773
Other	1,161	1,161	1,212	1,212

Financial Liabilities
Deposits	$(87,234)	$(82,805)	$(83,986)	$(79,449)
Short-term borrowings	(6,933)	(6,949)	(10,017)	(10,025)
Long-term debt	(26,356)	(26,928)	(30,969)	(31,244)
Derivative liabilities	(718)	(718)	(738)	(738)
Other	(395)	(395)	(369)	(369)

Other Financial Instruments
Commitments to extend credit	(93)	(93)	(99)	(99)
Standby and commercial letters of credit	(38)	(38)	(45)	(45)

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

Derivative Assets and Liabilities: Fair values for derivative instruments are based either on observable market prices or cash flow projection models acquired from third parties.

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

Other Financial Instruments: The amounts shown under carrying value represent estimated obligations under off-balance sheet financial instruments. These estimated obligations consist of deferred fees and expected loss contingencies associated with the financial instruments. The carrying value of these instruments approximates their fair value.

27.	Line of Business Results
At December 31, 2006, National City operated five major lines of business: Consumer and Small Business Financial Services, Wholesale Banking, National City Mortgage, National Consumer Finance, and Asset Management. On December 30, 2006, the Corporation completed the sale of its First Franklin mortgage loan origination and related servicing platform, the results of which were reported within National Consumer Finance through the date of sale. A sixth business line, National Processing, Inc. was sold in October 2004.

In 2006, the Corporation implemented changes in the management and reporting of certain business units. In prior years, dealer finance was managed and reported as a unit of Consumer and Small Business Financial Services. In late 2005, the Corporation announced its plans to exit the indirect automobile lending business, and the management and reporting of this business were realigned. Automobile floorplan and recreational finance lending are now reported within Wholesale Banking. The remaining components of dealer finance, including automobile leasing and manufactured housing lending, are in run-off and are reported within Parent and Other. In addition, Warehouse Resources was managed and reported as a unit of National Consumer Finance in prior periods. Effective in 2006, this business unit was transferred to Wholesale Banking. Prior periods’ results have been reclassified to conform with the current presentation.

Consumer and Small Business Financial Services (CSB) provides banking services to consumers and small businesses within National City’s banking footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, CSB’s activities also include small business banking services, education finance, retail brokerage, and lending-related insurance services. Consumer lending products include home equity, government or privately guaranteed student loans, and credit cards and other unsecured personal and small business lines of credit. Major revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees. CSB’s expenses are mainly personnel and branch network support costs.

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

Wholesale Banking provides credit-related and treasury management services, as well as capital markets and international services, to large- and medium-sized corporations. Major products and services include: lines of credit, term loans, leases, automobile floorplan lending, investment real estate lending, asset-based lending, structured finance, syndicated lending, equity and mezzanine capital, treasury management, and international payment and clearing services. A major source of revenue is from companies with annual sales in the $5 million to $500 million range across a diverse group of industries, generally within National City’s banking footprint. Expenses include personnel and support costs, in addition to credit costs.

National City Mortgage (NCM) originates residential mortgage and home equity loans both within National City’s banking footprint and nationally. NCM’s activities also include servicing mortgage loans for third-party investors. Mortgage loans originated by NCM generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. During 2006, 63% of NCM mortgage loans were originated through retail mortgage branches operated by NCM nationally, or through CSB bank branches within National City’s banking footprint, while 37% were originated through wholesale and correspondent channels. During 2005, approximately 56% were originated through retail mortgage branches operated by NCM nationally, or through CSB bank branches within National City’s banking footprint, while 44% of NCM mortgage loans were originated through wholesale and correspondent channels. Significant revenue streams for NCM include net interest income on loans held for sale and fee income related to the origination, sale, and servicing of loans. Expenses include personnel costs, branch office costs, third-party outsourcing, and loan collection expenses.

During 2006 National Consumer Finance (NCF) was comprised of four business units involved in the origination, sale, and servicing of home equity loans, lines of credit, and nonconforming residential mortgage loans: First Franklin Financial Corporation (First Franklin), National City Home Loan Services (NCHLS), National Home Equity and National Recreation Finance. On December 30, 2006, the Corporation completed the sale of its First Franklin mortgage loan origination and related servicing platform, NCHLS, the results of which are reported within NCF through the date of sale. The National Home Equity business unit within NCF originates, primarily through brokers, prime quality home equity loans outside National City’s banking footprint. During 2006, NCF implemented a strategy to originate-and-sell all nonfootprint, broker sourced originations of nonconforming mortgage loans and home equity lines and loans. The Corporation sold $5.5 billion of home equity lines of credit and $2.3 billion of home equity loans during 2006. Nonconforming mortgage loans were originated by First Franklin, principally through wholesale channels, including a national network of brokers and mortgage bankers. During 2006, substantially all of First Franklin originated loans were sold compared with 72% of First Franklin originated loans sold for the same period of 2005. A significant portion of First Franklin loans were sold with servicing retained by the Corporation. During 2006, 89% of the First Franklin loans sold were sold with servicing retained versus 79% of loans sold servicing retained in the same period of 2005. NCHLS serviced First Franklin loans, which were retained in portfolio, as well as third-party loans. Significant revenue streams for NCF include net interest income on loans and fee income related to the origination, sale, and servicing of loans. Expenses include personnel costs, branch office costs, loan servicing, and collection expenses.

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

Parent and Other is primarily comprised of the results of investment funding activities, intersegment revenue and expense eliminations, and unallocated corporate income and expense. The intersegment revenue and expense amounts presented in the tables relate to either services provided or asset sales between the operating segments. The amounts do not include reimbursements related to expense allocations and the effects of centrally managing interest rate risk. The accounting policies of the individual business units are the same as those of the Corporation. For purposes of segment reporting, the provision for reinsurance losses is presented within CSB’s results as noninterest expense and is reclassified within Parent and Other’s results as provision for credit losses.

 ANNUAL REPORT 2006

Operating results of the business units are discussed in the Line of Business Results section of the Financial Review. Selected financial information by line of business follows:

	Consumer and			National
	Small Business	Wholesale	National City	Consumer	Asset	National	Parent and	Consolidated
(In Thousands)	Financial Services	Banking	Mortgage	Finance	Management	Processing	Other(b)	Total

2006
Net interest income (expense)(a)	$2,020,690	$1,512,780	$246,492	$1,040,380	$128,338	$—	$(314,960)	$4,633,720
Provision (benefit) for credit losses	182,565	66,689	25,143	188,754	3,394	—	16,048	482,593

Net interest income (expense) after provision	1,838,125	1,446,091	221,349	851,626	124,944	—	(331,008)	4,151,127
Noninterest income	1,059,451	746,533	278,899	354,654	352,536	—	1,226,892	4,018,965
Noninterest expense	1,729,769	924,378	667,452	677,850	321,601	—	396,289	4,717,339

Income (loss) before taxes	1,167,807	1,268,246	(167,204)	528,430	155,879	—	499,595	3,452,753
Income tax expense (benefit)(a)	450,317	465,191	(63,256)	199,747	58,922	—	41,996	1,152,917

Net income (loss)	$717,490	$803,055	$(103,948)	$328,683	$96,957	$—	$457,599	$2,299,836

Intersegment revenue (expense)	$(2,401)	$34,587	$60,278	$(89,068)	$6,685	$—	$(10,081)	$—
Average assets (in millions)	24,434	48,647	12,583	36,387	3,699	—	12,928	138,678

2005
Net interest income (expense)(a)	$1,924,189	$1,478,015	$365,050	$1,189,050	$118,292	$—	$(348,122)	$4,726,474
Provision (benefit) for credit losses	251,851	(32,110)	37,435	56,496	7,635	—	(37,713)	283,594

Net interest income (expense) after provision	1,672,338	1,510,125	327,615	1,132,554	110,657	—	(310,409)	4,442,880
Noninterest income	956,008	600,415	866,711	301,391	343,997	—	235,797	3,304,319
Noninterest expense	1,607,039	826,606	758,882	537,383	326,078	—	695,069	4,751,057

Income (loss) before taxes	1,021,307	1,283,934	435,444	896,562	128,576	—	(769,681)	2,996,142
Income tax expense (benefit)(a)	395,292	486,054	151,447	338,901	48,602	—	(409,383)	1,010,913

Net income (loss)	$626,015	$797,880	$283,997	$557,661	$79,974	$—	$(360,298)	$1,985,229

Intersegment revenue (expense)	$(3,332)	$29,214	$57,473	$(38,092)	$6,041	$—	$(51,304)	$—
Average assets (in millions)	23,714	44,285	14,528	39,820	3,433	—	15,776	141,556

2004
Net interest income (expense)(a)	$1,812,800	$1,271,451	$549,126	$1,121,815	$111,852	$3,500	$(410,217)	$4,460,327
Provision (benefit) for credit losses	230,707	51,254	12,036	56,736	4,165	—	(31,626)	323,272

Net interest income (expense) after provision	1,582,093	1,220,197	537,090	1,065,079	107,687	3,500	(378,591)	4,137,055
Noninterest income	841,175	505,335	856,332	433,248	413,494	409,754	980,843	4,440,181
Noninterest expense	1,464,635	647,330	680,726	452,272	307,482	357,018	562,174	4,471,637

Income (loss) before taxes	958,633	1,078,202	712,696	1,046,055	213,699	56,236	40,078	4,105,599
Income tax expense (benefit)(a)	367,197	401,678	270,775	395,409	80,778	22,243	(212,415)	1,325,665

Net income (loss)	$591,436	$676,524	$441,921	$650,646	$132,921	$33,993	$252,493	$2,779,934

Intersegment revenue (expense)	$(3,434)	$19,544	$58,263	$(27,322)	$4,850	$4,840	$(56,741)	$—
Average assets (in millions)	21,198	36,198	16,009	30,939	3,088	569	16,402	124,403

(a)	Includes tax-equivalent adjustments for tax-exempt interest income.

(b)	Includes after-tax gains on sales of $622 million First Franklin in 2006 and $487 million for National Processing in 2004.

Effective January 1, 2006, the Corporation changed its methodology for allocating interest credit on mortgage escrow accounts from a short-term rate to a longer-term swap rate to better reflect the duration of these accounts. This change did not have a significant impact on NCM’s net interest income for 2006 as the yield curve was relatively flat. Had this same methodology been applied to prior periods, NCM’s net interest income for 2005 and 2004 would have increased by $25 million and $59 million, respectively.

ANNUAL REPORT 2006

Notes to Consolidated Financial Statements (Continued)

28.	Financial Holding Company
Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:

Balance Sheets

	December 31

(In Thousands)	2006	2005

Assets
Cash and demand balances due from banks	$1,315,479	$509,001
Loans to and receivables from subsidiaries	3,048,331	988,695
Securities	219,952	337,882
Other investments	192,398	238,655
Investments in:
Bank subsidiary	12,735,292	12,901,087
Nonbank subsidiaries	346,770	394,523
Goodwill	117,471	121,865
Derivative assets	67,632	90,655
Other assets	705,035	728,260

Total Assets	$18,748,360	$16,310,623

Liabilities and Stockholders’ Equity
Long-term debt	$2,308,802	$2,330,416
Borrowed funds from subsidiaries	948,705	473,522
Derivative liabilities	39,858	34,540
Accrued expenses and other liabilities	869,992	859,274

Total liabilities	4,167,357	3,697,752
Stockholders’ equity	14,581,003	12,612,871

Total Liabilities and Stockholders’ Equity	$18,748,360	$16,310,623

Securities and other investments totaling $104 million at December 31, 2006 were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance include the junior subordinated debt securities payable to the wholly owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $940 million at December 31, 2006. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $812 million at December 31, 2006. Additionally, the holding company guarantees National City Bank’s financial obligation under its membership with Visa® up to $600 million and MasterCard® up to $400 million.

Statements of Income

	For the Calendar Year

(In Thousands)	2006	2005	2004

Income
Dividends from:
Subsidiary banks	$1,975,000	$1,225,000	$2,150,000
Nonbank subsidiaries	170,468	11,411	6,061
Interest on loans to subsidiaries	71,151	47,463	17,272
Interest and dividends on securities	8,012	14,651	8,744
Securities gains, net	14,048	20,481	3,609
Gain on sale of National Processing	—	—	714,195
Other income	63,293	51,542	27,616

Total Income	2,301,972	1,370,548	2,927,497

Expense
Interest on debt and other borrowings	158,673	121,793	81,974
Other expense	134,219	124,971	100,070

Total Expense	292,892	246,764	182,044

Income before taxes and equity in undistributed net income of subsidiaries	2,009,079	1,123,784	2,745,453
Income tax (benefit) expense	(96,899)	(32,964)	92,316

Income before equity in undistributed net income of subsidiaries	2,105,978	1,156,748	2,653,137
Equity in undistributed net income of subsidiaries	193,858	828,481	126,797

Net Income	$2,299,836	$1,985,229	$2,779,934

 ANNUAL REPORT 2006

Statements of Cash Flows

	For the Calendar Year

(In Thousands)	2006	2005	2004

Operating Activities
Net income	$2,299,836	$1,985,229	$2,779,934
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(193,858)	(828,481)	(126,797)
Gain on sale of operating units	—	(16,001)	(714,195)
Depreciation and amortization of properties and equipment	2,691	2,691	2,288
(Increase) decrease in receivables from subsidiaries	(1,596,319)	43,886	324,214
Securities gains, net	(14,048)	(20,481)	(3,609)
Other losses (gains), net	7,924	35,716	(3,273)
Amortization of premiums and discounts on securities and debt	(8,373)	(9,510)	(6,738)
Increase (decrease) in accrued expenses and other liabilities	2,184	(7,751)	167,448
Excess tax benefit for share based payments	(21,261)	—	—
Other, net	(14,720)	(2,291)	(3,454)

Net cash provided by operating activities	464,056	1,183,007	2,415,818

Investing Activities
Proceeds from sale of operating units	—	30,226	1,180,120
Purchases of securities	(192,199)	(305,160)	(363,917)
Proceeds from sales and maturities of securities	322,048	339,822	159,245
Net decrease (increase) in other investments	46,257	(161,628)	455,935
Principal collected on loans to subsidiaries	327,000	750,000	690,000
Loans to subsidiaries	(790,000)	(1,035,000)	(1,089,000)
Investments in subsidiaries	(110,443)	(75,525)	(969,547)
Returns of investment from subsidiaries	1,700,000	1,436,071	259,454
Increase in properties and equipment	—	—	(13,521)
Cash paid for acquisitions, net of cash acquired	(72,520)	—	(190,756)

Net cash provided by investing activities	1,230,143	978,806	118,013

Financing Activities
Net decrease in borrowed funds	—	—	(46,562)
Issuance of debt	729,710	698,875	200,000
Repayment of debt	(283,659)	(366,860)	(749,558)
Excess tax benefit for share based payments	21,261	—	—
Dividends paid	(933,532)	(923,993)	(861,139)
Issuances of common stock	292,405	339,374	345,873
Repurchases of common stock	(713,906)	(1,491,703)	(1,468,752)

Net cash used in financing activities	(887,721)	(1,744,307)	(2,580,138)
Increase (decrease) in cash and demand balances due from banks	806,478	417,506	(46,307)
Cash and demand balances due from banks, January 1	509,001	91,495	137,802

Cash and Demand Balances Due from Banks, December 31	$1,315,479	$509,001	$91,495

Supplemental Information
Cash paid for interest	$158,589	$118,555	$101,442
Noncash transactions:
Carrying value of securities donated to National City Charitable Foundations	—	24,179	422
Common shares, preferred shares, and stock options issued for acquisitions	1,088,031	(10,842)	2,643,431

Retained earnings of the holding company included $8.0 billion and $7.8 billion of equity in undistributed net income of subsidiaries at December 31, 2006 and 2005, respectively.

ANNUAL REPORT 2006

Form 10-K

The Annual Report includes the materials required in Form 10-K filed with the United States Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient, and comprehensive information on 2006 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation’s Form 10-K. Only those portions of the Annual Report referenced in the cross-reference index are incorporated in the Form 10-K. The report has not been approved or disapproved by the United States Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to

Commission File Number 1-10074

NATIONAL CITY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	34-1111088

(State or Other Jurisdiction of Incorporation or Organization) 1900 East Ninth Street, Cleveland, Ohio	(I.R.S. Employer Identification No.) 44114-3484

(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code: 216-222-2000

Securities registered pursuant to Section 12(b) of the Act:

National City Corporation Common Stock, $4.00 Per Share	New York Stock Exchange

(Title of Class)	(Name of Each Exchange on Which Registered)
8.375% Senior Notes Due 2032	New York Stock Exchange

(Title of Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2006, determined using a per share closing price on that date of $36.19, as quoted on the New York Stock Exchange, was $19,404,221,982.

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2006:

Common Stock, $4.00 Per Share — 632,381,603

Documents Incorporated By Reference:

Portions of the registrant’s Proxy Statement (to be dated approximately March 7, 2007) are incorporated by reference into Item 10. Directors, Executive Officers and Corporate Governance; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions, and Director Independence; and Item 14. Principal Accountant Fees and Services, of Part III.

 ANNUAL REPORT 2006

Form 10-K Cross Reference Index

Pages

Part I
Item 1 –	Business
Description of Business		9, 43, 52-53, 90-91
Average Balance Sheets/Interest/Rates		10-12
Volume and Rate Variance Analysis		12
Securities		22, 59-60
Loans		19-21, 57-59
Risk Elements of Loan Portfolio		23-26 57-59
Interest Bearing Liabilities		10-12, 22-23, 65-67
Line of Business Results		16-18 83-85
Financial Ratio		36
Item 1A –	Risk Factors	91
Item 1B –	Unresolved Staff Comments – None
Item 2 –	Properties	91
Item 3 –	Legal Proceedings	70-74, 91
Item 4 –	Submission of Matters to a Vote of Security Holders – None

Part II
Item 5 –	Market for Registrant’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
	Market Information	23, inside back cover
	Number of Stockholders	23
	Dividends	23, 28, 35, inside back cover
	Securities Authorized for Issuance Under Equity Compensation Plans	74-76
	Stock Performance Graph	93
	Recent Sales of Unregistered Securities – None
	Issuer Purchases of Equity Securities	23
Item 6 –	Selected Financial Data	36
Item 7 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-34
Item 7A –	Quantitative and Qualitative Disclosures About Market Risk	26-28
Item 8 –	Financial Statements and Supplementary Data	34-35, 37-87
Item 9 –	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure – None
Item 9A –	Controls and Procedures	37-38, 93
Item 9B –	Other Information – None

Part III
Item 10 –	Directors, Executive Officers and Corporate Governance:
	Directors – Note (1)
	Executive Officers	92
	Compliance with Section 16(a) of the Securities Exchange Act – Note (1)
	Code of Ethics – Note (1)
	Changes to Director Nominating Procedures – None
	Identification of the Audit Committee – Note (1)
	Audit Committee Financial Expert – Note (1)
Item 11 –	Executive Compensation – Note (1)
Item 12 –	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Note (1)
	Equity Compensation Plan Table	76
Item 13 –	Certain Relationships and Related Transactions, and Director Independence – Note (1)
Item 14 –	Principal Accountant Fees and Services – Note (1)

Part IV
Item 15 –	Exhibits, Financial Statement Schedules	89
	Report on Consolidated Financial Statements of Ernst & Young LLP, Independent Registered Public Accounting Firm Consolidated Financial Statements	38 39-87
Signatures		94
Certifications of Chief Executive Officer		95
Certifications of Chief Financial Officer		96

The index of exhibits and any exhibits filed as part of the 2006 Form 10-K are accessible at no cost on the Corporation’s Web site at NationalCity.com or through the United States Securities and Exchange Commission’s Web site at www.sec.gov. Copies of exhibits may also be requested at a cost of 30 cents per page from National City’s investor relations department.

Financial Statement Schedules – Omitted due to inapplicability or because required information is shown in the consolidated financial statements or the notes thereto.

Note (1) –	Incorporated by reference from the Corporation’s Proxy Statement to be dated approximately March 7, 2007.

ANNUAL REPORT 2006

Form 10-K (Continued)

Business
National City Corporation (National City or the Corporation), successor to a banking business founded on May 17, 1845, is a $140 billion financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive distribution network in Ohio, Florida, Illinois, Indiana, Kentucky, Michigan, Missouri, and Pennsylvania, and also conducts selected lending and other financial services businesses on a nationwide basis. Its primary businesses include commercial and retail banking, mortgage financing and servicing, consumer finance, and asset management. Operations are primarily conducted through more than 1,300 branch banking offices located within National City’s eight-state footprint and over 470 retail and wholesale mortgage offices located throughout the United States. National City and its subsidiaries had 31,270 full-time-equivalent employees at December 31, 2006.

Competition
The financial services business is highly competitive. National City and its subsidiaries compete actively with national and state banks, thrift institutions, securities dealers, mortgage bankers, finance companies, insurance companies, and other financial service entities.

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

The BHC Act restricts National City’s nonbanking activities to those which are determined by the Federal Reserve Board to be financial in nature, incidental to such financial activity, or complementary to a financial activity. The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of financial holding companies. National City’s banking subsidiary is subject to limitations with respect to transactions with affiliates.

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

National City maintains strong corporate governance practices, and the board of directors reviews National City’s corporate governance practices on a continuing basis including National City’s Code of Ethics, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and charters for the Audit, Compensation and Organization, Nominating and Board of Directors Governance, and Risk and Public Policy Committees. More information about National City’s corporate governance practices is available on the National City website at: www.NationalCity.com.

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

A substantial portion of the holding company’s cash is derived from dividends paid by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 18 to the Consolidated Financial Statements.

National City Bank is subject to the provisions of the National Bank Act, is under the supervision of, and is subject to periodic examination by, the Comptroller of the Currency (the OCC), is subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (FDIC).

National City Bank is also subject to certain laws of each state in which it is located. Such state laws may restrict branching of banks within the state.

The Financial Reform, Recovery and Enforcement Act of 1989 (FIRREA) provided that a holding company’s controlled insured depository institutions are liable for any loss incurred by the FDIC in connection with the default of any FDIC-assisted transaction involving an affiliated insured bank or savings association.

 ANNUAL REPORT 2006

The monetary policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have a significant effect on the operating results of banks and holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of National City and its subsidiaries cannot be predicted.

Risk Factors
Investments in National City common stock involve risk.

The market price of National City common stock may fluctuate significantly in response to a number of factors, including:

•	changes in securities analysts’ estimates of financial performance

•	volatility of stock market prices and volumes

•	rumors or erroneous information

•	changes in market valuations of similar companies

•	changes in interest rates

•	new developments in the banking industry

•	changes in quarterly or annual operating results or outlook

•	new litigation or changes in existing litigation

•	regulatory actions

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies

If National City does not adjust to changes in the market or financial services industry, its financial performance may suffer.

National City’s ability to maintain its history of strong financial performance and return on investment to shareholders depends in part on its ability to expand its scope of available financial services to its customers. In addition to other banks, competitors include securities dealers, brokers, mortgage bankers, investment advisors, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers.

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

National City’s income and cash flow depends to a great extent on the difference between the interest earned on loans and investment securities, and the interest paid on deposits and other borrowings. Interest rates are beyond National City’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the value of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits.

Additional factors could have a negative effect on the financial performance of National City and National City common stock. Some of these factors are general economic and financial market conditions, competition, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions, and losses.

Properties
National City owns its corporate headquarters building, National City Center, located in Cleveland, Ohio. The Corporation also owns freestanding operations centers in Columbus, Cincinnati, and Cleveland, Ohio, Fort Pierce, Florida, and Kalamazoo and Royal Oak, Michigan. Certain of National City’s business units occupy offices under long-term leases. The Corporation also leases operations centers in Cleveland and Miamisburg, Ohio, Pittsburgh, Pennsylvania, and Chicago, Illinois. Branch office locations are variously owned or leased.

Legal Proceedings
The information contained in Note 22 to the Consolidated Financial Statements of this Annual Report is incorporated herein by reference.

On October 11, 2006, Allegiant Asset Management Company (Allegiant), a registered investment adviser and an indirect subsidiary of National City Corporation, was notified that the Pacific Regional Office of the Securities and Exchange Commission was conducting an examination concerning marketing arrangements Allegiant may have with entities that provide administrative services to the Allegiant Funds. The Corporation and Allegiant are cooperating fully with the SEC in that examination. On January 12, 2007, Allegiant submitted a written response to the SEC’s inquiries. Due to the preliminary stage of this investigation, management is not able to predict the outcome of this examination.

On August 23, 2005, the Office of Inspector General issued its final audit concerning late submitted requests to the Department of Housing and Urban Development for FHA insurance made between May 1, 2002 and April 30, 2004 by National City Mortgage Co., a subsidiary of National City Bank. One of the recommendations contained in the final audit was for a determination to be made as to the legal sufficiency of possible remedies under the Program Fraud Civil Remedies Act. In late 2006, the Department of Housing and Urban Development referred the matter to the Department of Justice’s Civil Division to determine if possible civil claims exist under the Program Fraud Civil Remedies Act and the False Claims Act. The Company is cooperating with the Department of Justice in its civil claims investigation. The nature and amount of any liabilities that might arise from this investigation is not determinable at this time.

ANNUAL REPORT 2006

Form 10-K (Continued)

Executive Officers
The Executive Officers of National City (as of February 8, 2007) are as follows:

Name	Age	Position

David A. Daberko	61	Chairman and Chief Executive Officer
Peter E. Raskind	50	President
Jeffrey D. Kelly	53	Vice Chairman and Chief Financial Officer
James R. Bell III	50	Executive Vice President
Daniel J. Frate	45	Executive Vice President
Paul D. Geraghty	53	Executive Vice President
Jon L. Gorney	56	Executive Vice President
Timothy J. Lathe	51	Executive Vice President
Philip L. Rice	48	Executive Vice President
Shelley J. Seifert	52	Executive Vice President
Jeffrey J. Tengel	44	Executive Vice President
David L. Zoeller	57	Executive Vice President, General Counsel, and Secretary
James P. Gulick	48	Senior Vice President and General Auditor
Robert B. Crowl	43	Senior Vice President and Comptroller
Thomas A. Richlovsky	55	Senior Vice President and Treasurer
Jon N. Couture	41	Senior Vice President
Clark H. Khayat	35	Senior Vice President

The term of office for executive officers is one year.

There is no family relationship between any of the executive officers.

Mr. Daberko has been chairman and chief executive officer since 1995.

Mr. Raskind has been President since December 2006. He was Vice Chairman from December 2004 to December 2006. He was an executive vice president from 2000 to December 2004. Mr. Raskind is also a member of the board of directors.

Mr. Kelly has been vice chairman since December 2004 and chief financial officer since 2000. He was an executive vice president from 1994 to December 2004.

Mr. Bell has been an executive vice president since 1996. He has been Chief Risk Officer since April 2004. From 2000 to 2004, he was head of the Capital Markets Group.

Mr. Frate has been an executive vice president since November 2005. He had been a senior vice president since 2003. Prior to joining National City, he served as president and chief operating officer of Bank One Card Services and president of U.S. Bancorp’s Payment Systems.

Mr. Geraghty has been an executive vice president since April 2004. He was a senior vice president from October 2002 to April 2004. He has been an executive vice president of National City Bank since August 1999.

Mr. Gorney has been an executive vice president since 1993.

Mr. Lathe has been an executive vice president since 2000 and is head of the Private Client Group. He has been chairman and chief executive officer of NatCity Investments, Inc. since August 2004, and was chairman and chief executive officer of National City Bank of the Midwest.

Mr. Rice has been an executive vice president and president and chief executive officer of National City Bank since 2000.

Ms. Seifert has been an executive vice president since 2000.

Mr. Tengel has been an executive vice president since October 2006. He held a variety of credit positions since December 2002 and most recently served as senior vice president and chief credit officer. Prior to December 2002, he served as senior managing director and head of debt capital markets.

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

 ANNUAL REPORT 2006

Controls and Procedures
National City’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2006 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in internal controls during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting on page 37 of this Annual Report, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, its system of internal control over financial reporting met those criteria and is effective.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

Stockholder Return Performance
Set forth below is a line graph comparing the five-year cumulative total return of National City common stock, based on an initial investment of $100 on December 31, 2001 and assuming reinvestment of dividends, with that of the Standard & Poor’s 500 Index (the “S&P 500”) and the KBW50 Index (the “KBW50”). The KBW50 is a market-capitalization weighted bank stock index developed and published by Keefe, Bruyette & Woods, Inc., a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 50 of the nation’s largest banking companies.

Five-Year Cumulative Total Return
12/2001 - 12/2006
National City vs. S&P 500 and KBW50 Index

	2001	2002	2003	2004	2005	2006
National City	100.00	97.26	125.80	144.33	134.65	152.92
S&P 500	100.00	77.95	100.27	111.15	116.59	134.96
KBW50 Index	100.00	92.95	124.59	137.11	138.71	165.63

ANNUAL REPORT 2006

Form 10-K (Continued)

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2007.

National City Corporation

David A. Daberko
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 8, 2007.

David A. Daberko
Chairman and Chief Executive Officer

Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

Peter E. Raskind
President

Thomas A. Richlovsky
Senior Vice President and Treasurer

The Directors of National City Corporation executed a power of attorney appointing David L. Zoeller, Carlton E. Langer, and Thomas A. Richlovsky their attorneys-in-fact, empowering them to sign this report on their behalf.

By David L. Zoeller
Attorney-in-fact

 ANNUAL REPORT 2006

Certification of Chief Executive Officer
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

Date: February 8, 2007

By:
David A. Daberko
Chairman and Chief Executive Officer

Sarbanes-Oxley Act Section 906
Pursuant to 18 U.S.C. section 1350, the undersigned officer of National City Corporation (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 8, 2007

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

New York Stock Exchange
In accordance with the rules of the New York Stock Exchange, the chief executive officer of National City submitted the required annual Section 303A.12(a) chief executive officer certification to the New York Stock Exchange on May 24, 2006. National City’s Form 10-K for its fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission includes, as exhibits, the certifications of National City’s chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

ANNUAL REPORT 2006

Form 10-K (Continued)

Certification of Chief Financial Officer
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

Date: February 8, 2007

By:
Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

Sarbanes-Oxley Act Section 906
Pursuant to 18 U.S.C. section 1350, the undersigned officer of National City Corporation (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 8, 2007

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

 ANNUAL REPORT 2006

Corporate Information
Corporate Headquarters
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484
216-222-2000
NationalCity.com
Transfer Agent and Registrar
National City Bank
Corporate Trust Operations
Department 5352
P.O. Box 92301
Cleveland, Ohio 44193-0900
Web site: nationalcitystocktransfer.com
E-mail: shareholder.inquiries@nationalcity.com
Stockholders of record may access their accounts via the Internet to review account holdings and transaction history through National City’s StockAccess at ncstockaccess.com. For login assistance or other inquiries, call 1-800-622-6757.
Investor Information
Jill Hennessey
Investor Relations
Department 2229
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
Annual Meeting
The Annual Meeting of Stockholders will be on
Tuesday, April 24, 2007 at
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
Debt Ratings

Moody’s
		Fitch	Investors	Standard
	DBRS	Ratings	Service	& Poor’s
National City Corporation		A/B
Commercial paper	R-1 (mid)	F1+	P-1	A-1
Senior debt	A (high)	AA-	A1	A
Subordinated debt	A	A+	A2	A-

National City Bank		A/B
Short-term certificates of deposit	R-1 (mid)	F1+	P-1	A-1
Long-term certificates of deposit	AA (low)	AA	Aa3	A+
Senior bank notes	AA (low)	AA-	Aa3	A+
Subordinated bank notes	A (high)	A+	A1	A
Common Stock Information

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2006
Dividends paid	$.37	$.37	$.39	$.39	$1.52
High	36.25	38.04	37.42	37.47	38.04
Low	33.26	34.38	34.50	35.29	33.26
Close	34.90	36.19	36.60	36.56	36.56

2005
Dividends paid	$.35	$.35	$.37	$.37	$1.44
High	37.75	35.30	37.85	35.04	37.85
Low	32.85	32.08	33.37	29.75	29.75
Close	33.50	34.12	33.44	33.57	33.57

1900 East Ninth Street
Cleveland, Ohio 44114-3484
NationalCity.com

Points from National City is a National City Corporation® registered service mark.	74-0549-00 (Rev. 02/07)

Exhibit Index

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).
3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference).
3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.
4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference) related to stockholder rights.
4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
4.4	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.
10.1	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).
10.2	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).
10.3	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).
10.4	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).
10.5	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).
10.6	Form of contracts with Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, James R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert, Daniel J. Frate, Ted M. Parker, and Paul D. Geraghty (filed as Exhibit 10.29 to Registrant’s Form S-4 Registration Statement No. 333-45609 dated February 4, 1998, and incorporated herein by reference).
10.7	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).
10.8	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.9	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.10	National City Corporation Retention Plan for Executive Officers, Amended and Restated effective January 1, 2005 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).
10.11	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).
10.12	National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).
10.13	National City Corporation Supplemental Cash Balance Pension Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.14	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.15	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).
10.16	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
10.17	The National City Corporation Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).
10.18	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
10.19	Summary of Non-employee Director’s Compensation (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on December 19, 2006, and incorporated herein by reference).
10.20	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.21	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.22	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.23	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.24	Credit Agreement dated as of April 12, 2001, by and between National City and the banks named therein (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference) and the Assumption Agreement dated June 11, 2002 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
10.25	Agreement to Terminate Change in Control Benefits between National City Corporation and David A. Daberko.
10.26	The National City Corporation Long-Term Cash and Equity Incentive Plan (filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended September 30, 2005, and incorporated herein by reference).
10.27	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
10.28	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).
10.29	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).
10.30	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).
10.31	Provident Financial Group, Inc. Deferred Compensation Plan (filed as Exhibit 10.22 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.32	Provident Financial Group, Inc. Outside Directors Deferred Compensation Plan (filed as Exhibit 10.24 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.33	Provident Financial Group, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.25 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.34	The National City Corporation 2004 Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).
10.35	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.36	Amendment No. 6 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).
10.37	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
10.38	Form of Restricted Stock Award Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).
10.39	Form of Restricted Stock Award Agreement used in connection with National City Corporation Management Incentive Plan for Senior Officers (filed as Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).
10.40	Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).
10.41	Form of Non-qualified Stock Option Award Agreement (filed as Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).
10.42	Form of contracts with Robert B. Crowl and Jon N. Couture (filed as Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).
10.43	Release and Non-competition Agreement between National City Corporation and Jose Armando Ramirez (filed as Exhibit 10.69 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).
10.44	Appendices AS, AT, AU, AV, and AW to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).
10.45	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference).
10.46	National City Corporation Management Severance Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).
10.47	Form of Amendment to Agreement Not to Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).
10.48	Form of Non-Elective Deferred Compensation Award Statement (filed as exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 1, 2006, and incorporated herein by reference).
10.49	Form of Non-Elective Deferred Compensation Award Statement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on May 1, 2006, and incorporated herein by reference).
10.50	Deferred Compensation Plan for Daniel J. Frate (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).
10.51	Release and Separation Agreement between National City Corporation and John D. Gellhausen (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.52	Form of Restricted Stock Unit Agreement (Retention/Non-compete) between National City Corporation and each of Jeffrey D. Kelly and Peter E. Raskind (filed as exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.53	Form of Restricted Stock Unit Agreement (Performance) between National City Corporation and each of Jeffrey D. Kelly and Peter E. Raskind (filed as exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.54	Form of Restricted Stock Award Agreement (filed as exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).
10.55	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).
10.56	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).
10.57	Aircraft Time Sharing Agreement between National City Credit Corporation and David A. Daberko (filed as exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).
10.58	Aircraft Time Sharing Agreement between National City Credit Corporation and David A. Daberko (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).
10.59	Severance Agreement Termination between National City Corporation and William E. MacDonald III (filed as exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.60	Severance Agreement Termination between National City Corporation and David A. Daberko (filed as exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).
10.61	Amendment to National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.62	Amendment to National City Corporation Amended and Restated 1993 Stock Option Plan (filed as exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.63	Amendment to National City Corporation 1997 Restricted Stock Plan, Amended and Restated Effective October 31, 2001 (filed as exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.64	Amendment to National City Corporation 1997 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.65	Amendment to National City Corporation 2001 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.66	Amendment to National City Corporation 2002 Restricted Stock Plan (filed as exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.67	Amendment to National City Corporation Long-Term Cash and Equity Incentive Plan, Effective April 6, 2004 (filed as exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.68	Agreement to Terminate Change in Control Benefits between National City Corporation and William E. MacDonald III.
11.0	Statement re computation of per share earnings incorporated by reference to Note 20 of the Notes to the Consolidated Financial Statements of this report.
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).
14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).
21.1	Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for National City Corporation.
24.1	Power of Attorney.
31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated February 8, 2007 for National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated February 8, 2007 for National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated February 8, 2007 for National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated February 8, 2007 for National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.