Form 10-Q
period 2007-03-31
NATIONAL CITY CORP
filed 2007-05-09
CIK 69970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Common stock — $4.00 Par Value
Outstanding as of April 30, 2007 — 575,762,484

QUARTER ENDED MARCH 31, 2007
FINANCIAL REPORT
AND FORM 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED MARCH 31, 2007
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

PART I – FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS

(Dollars In Thousands, Except Per Share Amounts)	2007	2006

For the Three Months Ended March 31
Tax-equivalent net interest income	$1,118,282	$1,183,780
Provision for credit losses	106,846	27,043
Noninterest income	620,521	655,647
Noninterest expense	1,171,360	1,148,675
Income tax expense and tax-equivalent adjustment	141,385	204,902

Net income	$319,212	$458,807

Net income per common share
Basic	$.50	$.75
Diluted	.50	.74
Dividends paid per common share	.39	.37
Return on average common equity	8.98%	14.91%
Return on average assets	.94	1.33
Net interest margin	3.69	3.81
Efficiency ratio	67.37	62.45
Average equity to average assets	10.45	8.94
Annualized net charge-offs to average portfolio loans	.61	.46
Average shares
Basic	631,710,591	611,910,838
Diluted	640,533,750	619,697,278

At March 31
Assets	$138,558,957	$140,231,011
Portfolio loans	99,566,209	102,269,388
Loans held for sale or securitization	10,693,267	11,778,997
Securities available for sale	7,208,209	7,609,199
Deposits	88,636,191	81,416,619
Stockholders’ equity	13,170,369	12,622,938

Book value per common share	$22.12	$20.69
Market value per common share	37.25	34.90
Equity to assets	9.51%	9.00%
Allowance for loan losses as a percentage of period-end portfolio loans	1.11	.98
Nonperforming assets to period-end portfolio loans and other nonperforming assets	.80	.63

Common shares outstanding	595,485,028	609,991,042
Full-time equivalent employees	32,311	33,848

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31
(Dollars in Thousands, Except Per Share Amounts)	2007	2006

Interest Income
Loans	$2,055,933	$2,010,826
Securities:
Taxable	97,145	89,988
Exempt from Federal income taxes	5,350	6,857
Dividends	456	1,351
Federal funds sold and security resale agreements	22,927	3,994
Other investments	28,606	32,064

Total interest income	2,210,417	2,145,080
Interest Expense
Deposits	685,705	537,053
Federal funds borrowed and security repurchase agreements	57,377	59,207
Borrowed funds	16,197	22,500
Long-term debt and capital securities	340,413	350,025

Total interest expense	1,099,692	968,785

Net Interest Income	1,110,725	1,176,295
Provision for Credit Losses	106,846	27,043

Net interest income after provision for credit losses	1,003,879	1,149,252
Noninterest Income
Deposit service charges	204,251	188,548
Loan sale revenue	75,237	144,096
Loan servicing revenue	32,056	(44,053)
Trust and investment management fees	73,719	73,055
Leasing revenue	55,374	60,166
Other service fees	36,769	31,510
Insurance revenue	34,249	31,735
Brokerage revenue	39,783	33,565
Card-related fees	33,234	30,420
Securities gains, net	26,985	11,716
Other	8,864	94,889

Total noninterest income	620,521	655,647
Noninterest Expense
Salaries, benefits, and other personnel	633,147	640,639
Third-party services	85,685	78,790
Equipment	83,301	78,798
Net occupancy	78,446	73,490
Leasing expense	34,450	43,105
Marketing and public relations	32,544	28,268
Other	223,787	205,585

Total noninterest expense	1,171,360	1,148,675

Income before income tax expense	453,040	656,224
Income tax expense	133,828	197,417

Net Income	$319,212	$458,807

Net Income Per Common Share
Basic	$.50	$.75
Diluted	.50	.74
Average Common Shares Outstanding
Basic	631,710,591	611,910,838
Diluted	640,533,750	619,697,278
Dividend declared per common share	$.39	$.37

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31	December 31	March 31
(Dollars in Thousands, Except Per Share Amounts)	2007	2006	2006

Assets
Cash and demand balances due from banks	$3,222,466	$3,521,153	$3,288,577
Federal funds sold and security resale agreements	2,394,424	1,551,350	472,356
Securities available for sale, at fair value	7,208,209	7,508,820	7,609,199
Other investments	1,609,114	6,317,779	2,218,936
Loans held for sale or securitization:
Commercial	29,441	33,661	66,298
Commercial real estate	173,419	177,312	186,951
Residential real estate	8,198,112	9,327,783	8,709,827
Home equity lines of credit	2,291,907	2,888,512	2,810,156
Credit card	—	425,000	—
Student loans	388	638	5,765

Total loans held for sale or securitization	10,693,267	12,852,906	11,778,997
Portfolio loans:
Commercial	31,173,047	31,052,021	28,147,700
Commercial construction	4,889,527	4,266,280	3,434,287
Commercial real estate	12,778,183	12,436,458	11,969,954
Residential real estate	27,956,149	24,775,632	32,589,900
Home equity lines of credit	14,322,084	14,594,782	17,599,150
Credit card and other unsecured lines of credit	2,958,390	3,006,789	2,453,129
Other consumer	5,488,829	5,360,110	6,075,268

Total portfolio loans	99,566,209	95,492,072	102,269,388
Allowance for loan losses	(1,104,011)	(1,131,175)	(1,001,324)

Net portfolio loans	98,462,198	94,360,897	101,268,064
Properties and equipment	1,492,410	1,402,150	1,300,488
Equipment leased to others	500,422	572,952	706,779
Other real estate owned	263,197	229,070	151,376
Mortgage servicing rights	2,089,863	2,094,387	2,361,617
Goodwill	4,550,642	3,815,911	3,304,999
Other intangible assets	251,447	183,648	155,286
Derivative assets	589,093	612,914	642,234
Accrued income and other assets	5,232,205	5,166,905	4,972,103

Total Assets	$138,558,957	$140,190,842	$140,231,011

Liabilities
Deposits:
Noninterest bearing	$17,313,652	$17,537,278	$17,186,781
NOW and money market	33,360,456	30,335,531	29,538,292
Savings	2,473,508	1,881,444	2,105,325
Consumer time	24,736,279	23,620,821	21,053,803
Other	3,564,659	4,119,756	6,061,923
Foreign	7,187,637	9,738,760	5,470,495

Total deposits	88,636,191	87,233,590	81,416,619
Federal funds borrowed and security repurchase agreements	5,967,883	5,283,997	5,236,545
Borrowed funds	1,857,988	1,648,967	2,461,246
Long-term debt	23,468,733	25,406,971	33,305,822
Junior subordinated debentures owed to unconsolidated subsidiary trusts	850,251	948,705	342,864
Derivative liabilities	619,007	717,830	1,004,762
Accrued expenses and other liabilities	3,988,535	4,369,779	3,840,215

Total Liabilities	$125,388,588	$125,609,839	$127,608,073

Stockholders’ Equity
Preferred stock	$—	$—	$—
Common stock	2,381,941	2,529,527	2,439,965
Capital surplus	4,962,660	4,793,537	3,709,927
Retained earnings	5,881,809	7,328,853	6,522,324
Accumulated other comprehensive loss	(56,041)	(70,914)	(49,278)

Total Stockholders’ Equity	13,170,369	14,581,003	12,622,938

Total Liabilities and Stockholders’ Equity	$138,558,957	$140,190,842	$140,231,011

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31
(In Thousands)	2007	2006

Operating Activities
Net income	$319,212	$458,807
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	106,846	27,043
Depreciation and amortization of properties and equipment	98,933	103,691
Amortization on securities, loans, deposits, and debt obligations	21,721	21,925
MSR fair value changes	140,901	(100,292)
Amortization of intangible assets and other servicing assets	30,636	23,272
Derivative losses, net	41,603	310,263
Securities gains, net	(26,985)	(11,716)
Gains on loans sold or securitized, net	(100,771)	(93,936)
Other gains, net	(14,986)	(10,546)
Originations and purchases of loans held for sale or securitization	(12,974,090)	(12,649,954)
Principal payments on and proceeds from sales of loans held for sale or securitization	12,934,766	14,546,668
Net change in trading assets and liabilities	57,761	142,435
Excess tax benefit for share based payments	(10,729)	(7,079)
(Increase) decrease in accrued interest receivable	(1,966)	113,356
(Decrease) increase in accrued interest payable	(46,871)	7,258
Other operating activities, net	(374,656)	8,244

Net cash provided by operating activities	201,325	2,889,439

Lending and Investing Activities
Net decrease (increase) in federal funds sold, security resale agreements, and other investments	3,799,843	(306,118)
Purchases of available-for-sale securities	(860,587)	(565,115)
Proceeds from sales of available-for-sale securities	1,451,251	455,695
Proceeds from maturities, calls, and prepayments of available-for-sale securities	347,067	310,240
Net decrease (increase) in loans	683,130	(1,073,293)
Proceeds from sales of loans	138,677	94,431
Proceeds from securitizations of loans	425,000	425,000
Net increase in properties and equipment	(2,231)	(84,459)
Net cash paid for acquisitions	(368,769)	—

Net cash provided by (used in) lending and investing activities	5,613,381	(743,619)

Deposit and Financing Activities
Net decrease in deposits	(2,001,420)	(2,542,080)
Net increase (decrease) in federal funds borrowed and security repurchase agreements	220,510	(1,262,709)
Net increase (decrease) in borrowed funds	214,844	(1,168,448)
Repayments of long-term debt	(2,972,008)	(3,053,267)
Proceeds from issuances of long-term debt	626,704	5,859,000
Dividends paid	(254,604)	(230,188)
Issuances of common stock	157,350	81,821
Repurchases of common stock	(2,115,498)	(256,116)
Excess tax benefit for share based payments	10,729	7,079

Net cash used in deposit and financing activities	(6,113,393)	(2,564,908)

Net decrease in cash and demand balances due from banks	(298,687)	(419,088)
Cash and demand balances due from banks, January 1	3,521,153	3,707,665

Cash and Demand Balances Due from Banks, March 31	$3,222,466	$3,288,577

Supplemental Information
Cash paid (received) for:
Interest	$1,146,563	$961,527
Income taxes	351,201	(7,912)
Noncash items:
Transfers of portfolio loans and property to other real estate	138,550	109,543
Transfers of portfolio loans to held for sale	—	4,467,923
Transfers of held for sale loans to portfolio	1,654,528	6,304
Common shares and stock options issued for acquisitions	492,155	—

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Thousands, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2006	$—	$2,460,191	$3,681,603	$6,459,212	$11,865	$12,612,871
Comprehensive income:
Net income				458,807		458,807
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(52,777)	(52,777)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					(8,366)	(8,366)

Total comprehensive income						397,664
Cumulative effect of change in accounting for mortgage servicing assets				16,886		16,886
Common dividends declared, $.37 per share				(229,773)		(229,773)
Preferred dividends declared, $5.91 per share				(415)		(415)
Issuance of 2,453,779 common shares under stock-based compensation plans		9,815	72,006			81,821
Repurchase of 7,510,400 common shares		(30,041)	(43,682)	(182,393)		(256,116)

Balance, March 31, 2006	$—	$2,439,965	$3,709,927	$6,522,324	$(49,278)	$12,622,938

Balance, January 1, 2007	$—	$2,529,527	$4,793,537	$7,328,853	$(70,914)	$14,581,003
Comprehensive income:
Net income				319,212		319,212
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(3,927)	(3,927)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					18,800	18,800

Total comprehensive income						334,085
Cumulative effect of change in accounting for uncertainty in income taxes				(24,122)		(24,122)
Common dividends declared, $.39 per share				(254,167)		(254,167)
Preferred dividends declared, $6.22 per share				(437)		(437)
Issuance of 4,559,561 common shares under stock-based compensation plans		18,561	138,789			157,350
Issuance of 13,654,061 common shares pursuant to acquisition(1)		54,617	437,538			492,155
Repurchase of 55,190,938 common shares		(220,764)	(407,204)	(1,487,530)		(2,115,498)

Balance, March 31, 2007	$—	$2,381,941	$4,962,660	$5,881,809	$(56,041)	$13,170,369

(1)	Includes fair value of stock options exchanged.
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
The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Financial Accounting Standards Board Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities (VIE), provides guidance on when a company should include in its financial statements the assets, liabilities, and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Corporation’s consolidated financial statements include the assets, liabilities, and activities of VIEs for which it is deemed to be the primary beneficiary.
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
Use of Estimates: The accounting and reporting policies of National City conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update National City’s 2006 Annual Report on Form 10-K (Form 10-K). These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
The Corporation sells residential and commercial real estate loans to Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA) in the normal course of business. These loan sale programs allow the Corporation to repurchase individual delinquent loans that meet certain criteria. Without the sponsoring entity’s prior authorization, the Corporation has the option to repurchase the delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, effective control over the loan has been regained. At this point, the Corporation is required to recognize the loan and a related liability on its balance sheet, regardless of the Corporation’s intent to repurchase the loan. At March 31, 2007, residential real estate portfolio loans of $251 million, commercial real estate loans held for sale of $17 million, and other borrowed funds of $268 million were recognized pursuant to these repurchase programs. At December 31, 2006, residential real estate portfolio loans of $297 million, commercial real estate loans held for sale of $8 million, and other borrowed funds of $305 million were recognized pursuant to these repurchase programs. At March 31, 2006, residential real estate portfolio loans of $260 million, commercial real estate loans held for sale of $43 million, and other borrowed funds of $303 million were recognized pursuant to these repurchase programs.
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
Debt securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at March 31, 2007, December 31, 2006, or March 31, 2006.
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
Certain equity security investments that do not have readily determinable fair values and for which the Corporation does not exercise significant influence are carried at cost and classified either within other investments or other assets on the balance sheet depending on the frequency of dividend declarations. Cost method investments classified within other investments, which consist solely of shares of Federal Home Loan Bank and Federal Reserve Bank stock, totaled $464 million, $483 million, and $505 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. Cost method investments, classified within other assets, were less than $1 million at March 31, 2007, December 31, 2006, and March 31, 2006. Cost method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.
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
Intangible assets with finite lives include core deposits, credit card, and other intangibles. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are primarily amortized over a period not to exceed 10 years using an accelerated amortization method. Credit card intangibles are amortized over their estimated useful lives on a straight-line basis, which range from one to 10 years. Other intangibles, primarily customer contracts and noncompete agreements, are amortized over the period benefited ranging from three to nine years. Amortization expense for core deposits and other intangibles is recognized in noninterest expense. Note 11 includes a summary of other intangible assets.
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
Asset Securitizations: National City uses the securitization of financial assets as a source of funding. In a securitization, financial assets, including pools of credit card and automobile loans, are transferred into trusts or to SPEs in transactions which are effective under applicable banking rules and regulations to legally isolate the assets from National City Bank (the Bank), a subsidiary of the Corporation. Where the transferor is a depository institution, such as a bank subsidiary of the Corporation, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. In addition, the Corporation has from time to time purchased the guaranteed portion of Small Business Administration (SBA) loans from third-party lenders and then securitized these loans into SBA guaranteed pooled securities through the use of a fiscal and transfer agent approved by the SBA. The certificates are then sold directly to institutional investors, achieving legal isolation.
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
The Corporation uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the loans, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. On a quarterly basis, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. If past performance or future expectations dictate, assumptions are revised and the present value of future cash flows is recalculated. Refer to Note 5 for further analysis of the assumptions used in the determination of fair value or retained interests. The value of these retained interests represent National City’s maximum loss exposure with respect to securitization vehicles. The investors in the asset-backed securities issued by the SPEs have no further recourse against the Corporation if cash flows generated by the securitized assets are inadequate to service the obligations of the SPEs.
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
Derivative Instruments: The Corporation enters into derivative transactions principally to protect against the risk of adverse price or interest-rate movements on the value of certain assets and liabilities and on future cash flows. In addition, certain contracts and commitments are defined as derivatives under generally accepted accounting principles.
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
Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest-rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.
Fair value hedges are accounted for by recording the fair value of the derivative instrument, the fair value of the hedged risk of the hedged asset or liability, with corresponding offsets recorded in the income statement. The fair value of derivatives are recorded as a freestanding asset or liability on the balance sheet, while fair value adjustments to the hedged asset or liability are included in the basis of the hedged item. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense recorded on the hedged asset or liability.
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
Under both the fair value and cash flow hedge methods, derivative gains and losses not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. When this occurs, SFAS 133 basis adjustments recorded on hedged assets and liabilities are amortized over the remaining life of the hedged item beginning no later than when hedge accounting ceases.
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
Income Taxes: The Corporation and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
Positions taken in the Corporation’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Corporation provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Corporation claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.
Stock Repurchases: The Corporation periodically repurchases shares of its outstanding common stock through open market purchases or other methods. Repurchased shares are recorded as treasury shares on the trade date using the par value method, and the cash paid is allocated to common stock, capital surplus, and retained earnings. Treasury shares are available for reissuance upon exercise of employee stock awards.

2. Recent Accounting Pronouncements
Accounting for Uncertainty in Income Taxes: In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of uncertain tax positions. The provisions of this interpretation were adopted by the Corporation on January 1, 2007. Upon adoption, the Corporation increased its reserves for uncertain tax positions by $31 million which was recognized by way of a cumulative effect adjustment to retained earnings ($24 million net of tax).
Fair Value Option – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows a company to elect to measure certain financial assets and financial liabilities at fair value. This statement also requires disclosure of additional information to identify the effects of a company’s fair value election on its earnings. National City plans to elect the fair value option for mortgage loans held for sale, currently designated in SFAS 133 hedge relationships, and potentially certain other financial assets, effective January 1, 2008. The impact of adoption on the financial condition, results of operations, and liquidity is not yet determinable.
Fair Value Measurements: In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation will be required to apply the new guidance beginning January 1, 2008. The impact of adoption on the financial condition, results of operations, and liquidity is not yet determinable.
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. On December 31, 2006, the Corporation adopted certain provisions of this statement which resulted in the recognition of the funded status of its pension and postretirement plans as either assets or liabilities on the Consolidated Balance Sheet, the recognition of unrecognized actuarial gains/losses, prior service costs, and transition obligations totaling $71 million as a separate component of accumulated other comprehensive income, net of tax. SFAS 158 will also require the Corporation to change the date used to measure its defined benefit pension and other postretirement obligations from October 31 to December 31. The measurement date change will be effective as of December 31, 2008. The incremental pension cost recognized as a result of this change in measurement date will be recognized as an adjustment to retained earnings. The measurement date change is not expected to have a material impact on financial position, results of operations, or liquidity.
Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement was effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007. The adoption of this statement did not have a material impact on financial condition, results of operations, or liquidity.
Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction: In July 2006, the FASB issued FASB Staff Position (FSP) 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This FSP amends SFAS 13, Accounting for Leases, to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 is required to be applied to fiscal years beginning after December 15, 2006. The adoption of this FSP did not have a material impact on financial condition, results of operations, or liquidity.

Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements – In March 2007, the FASB ratified the consensus reached in Emerging Issues Task Force (EITF) 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements. EITF 06-10 will require a company to recognize a liability for postretirement benefits related to its collateral assignment split-dollar life insurance arrangements in accordance with either SFAS 106, Employers Accounting for Postretirement Benefits Other Than Pensions, or Accounting Principles Board (APB) Opinion No. 12, if the life insurance arrangement is deemed part of the entity’s postretirement plan, or if the life insurance arrangement is, in substance, an individual deferred compensation contract. The consensus in EITF 06-10 is effective for fiscal years beginning after December 15, 2007, including interim periods within those years, with early application permitted. Management is presently assessing the substance of its split-dollar life insurance arrangements in relation to this consensus. If a change in accounting for these arrangements is required, the effects of applying the consensus in this EITF will be reported as a cumulative effect adjustment to retained earnings. The impact of adoption on the financial condition, results of operations, and liquidity is not yet determinable.
3. Acquisitions and Divestitures
Acquisitions: On May 1, 2006, in a cash transaction, the Corporation completed its acquisition of Forbes First Financial Corporation (Pioneer), a privately held bank holding company operating eight branches in the St. Louis, Missouri, metropolitan area through its subsidiary Pioneer Bank. As of the acquisition date, the fair value of Pioneer’s loans and deposits were $372 million and $430 million, respectively. Goodwill and intangibles resulting from this acquisition were $62 million.
On December 1, 2006, the Corporation completed its acquisition of Harbor Florida Bancshares, Inc. (Harbor), a banking company operating 42 branches along the central east coast of Florida through its subsidiary Harbor Federal Savings Bank. Under the terms of the agreement, each share of Harbor common stock was exchanged for 1.2206 shares of National City common stock. Approximately 29 million shares of National City common stock were issued in conjunction with this transaction. The common shares issued were valued at $36.68 per share, representing the average of closing market prices for two days prior and subsequent to the date the exchange ratio was finalized. The total cost of the transaction was $1.1 billion, and included $14 million for the fair value of stock options exchanged.
On January 5, 2007, the Corporation completed its acquisition of Fidelity Bankshares, Inc. (Fidelity), a banking company operating 52 branches along Florida’s southeast coast through its subsidiary Fidelity Federal Bank & Trust. Under the terms of the agreement, Fidelity shareholders elected to receive either $39.50 in cash or 1.0977 shares of National City common stock for each share of Fidelity stock outstanding. Shareholder elections were subject to an allocation process that resulted in 50% of Fidelity’s outstanding shares being exchanged for cash and 50% exchanged for National City common stock, resulting in the issuance of approximately 14 million shares of National City common stock and a cash payment of $506 million. The common shares were valued at $36.16 per share, representing the average of closing market prices for two days prior and subsequent to the date the merger was announced. The total cost of the transaction was $1.0 billion, including $20 million related to stock options settled in cash.
Assets and liabilities of acquired entities are recorded on the Consolidated Balance Sheet at estimated fair values as of respective acquisition dates, and the results of acquired entity operations are included in the Consolidated Statement of Income from those dates. The fair values of acquired assets and liabilities, including identifiable intangible assets, are finalized as quickly as possible following an acquisition. As of March 31, 2007, elements of the Harbor and Fidelity purchase price allocation which were not yet finalized include the fair values assigned to noncompete agreements, certain acquired properties, certain assumed benefit plan obligations and various other matters. The Corporation is awaiting the results of third-party valuations and other information to finalize the fair values of these acquired assets and liabilities. The Corporation expects to substantially complete these purchase price allocations during the second quarter of 2007. Valuations are subject to revision, however, as additional information becomes available and exit plans are finalized. Purchase accounting adjustments determinable within 12 months of acquisition date result in adjustments to goodwill.
The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocation and resulting goodwill recorded to date for the Harbor and Fidelity acquisitions.

(In Thousands)	Harbor	Fidelity

Purchase price	$1,080,145	$1,034,828
Carrying value of net assets acquired	(344,162)	(269,197)

Excess of purchase price over carrying value of net assets acquired	735,983	765,631
Purchase accounting adjustments
Securities	9,699	(531)
Loans	(29,852)	(52,929)
Premises and equipment	(25,043)	(13,874)
Mortgage servicing rights	(3,253)	(3,749)
Other assets	(9,039)	(54)
Deposits	(1,244)	(1,416)

(In Thousands)	Harbor	Fidelity

Borrowings	(769)	2,855
Severance and exit costs	12,345	16,819
Other liabilities	17,749	25,200
Deferred taxes	39,300	54,331

Subtotal	745,876	792,283

Core deposit intangibles	(36,935)	(84,972)
Other identifiable intangible assets	(306)	—

Goodwill	$708,635	$707,311

The following table summarizes the estimated fair value of net assets acquired related to the Harbor and Fidelity acquisitions.

(In Thousands)	Harbor	Fidelity

Assets
Cash and cash equivalents	$242,124	$142,483
Securities	389,869	607,118
Loans, net of allowance for loan losses	2,638,893	3,569,353
Premises and other equipment	86,578	108,304
Goodwill and other intangibles	745,876	792,283
Mortgage servicing rights	4,741	7,075
Other assets	63,206	115,846

Total Assets	4,171,287	5,342,462

Liabilities
Deposits	2,389,861	3,375,712
Borrowings	614,681	763,931
Other liabilities	86,600	167,991

Total Liabilities	3,091,142	4,307,634

Fair value of net assets acquired	$1,080,145	$1,034,828

On May 1, 2007, the Corporation announced it had signed a definitive agreement to acquire MAF Bancorp, Inc., headquartered in Clarendon Hills, Illinois. MAF Bancorp is the holding company of MidAmerica Bank, which operates 82 branches throughout Chicago and Milwaukee and surrounding areas. As of March 31, 2007, MAF Bancorp had portfolio loans of $7.3 billion and deposits of $7.1 billion. Under the terms of the agreement, MAF Bancorp shareholders will receive National City common stock worth $56 for each share of MAF Bancorp common stock. The exchange ratio will be based on the average closing price of National City common stock for the 20 trading days immediately preceding Federal Reserve Board approval. The total indicated value of the transaction is approximately $1.9 billion. Completion of this transaction is expected to occur in the fourth quarter, subject to shareholder and regulatory approvals.
Divestitures: On December 30, 2006, the Corporation completed the sale of its First Franklin nonconforming mortgage origination network and related servicing platform. The Corporation recognized a pretax gain of $984 million or $622 million after tax on this transaction. The purchase price and the resulting gain are subject to adjustment based on the closing date values of assets and liabilities sold, as well as other negotiated matters. The amount of such adjustment, if any, is not determinable at this time. Refer to Note 20 for further discussion regarding any purchase price adjustments.
4. Restructuring Charges
Best In Class is a series of projects designed to drive long-term performance improvement and cultural change. Restructuring costs related to the program include employee severance, lease exits, contract terminations, asset impairment, and other items. During the three month periods ended March 31, 2007 and March 31, 2006 the Corporation recognized restructuring charges of less than $1 million and $4 million, respectively. The charges were primarily related to severance benefits.
Charges recognized since the inception of the program total $76 million, substantially all recorded within the Parent and Other segment. Additional restructuring costs may be incurred through 2008. The amounts and exact timing of additional charges cannot be reasonably estimated. As of March 31, 2007, payments related to the Best In Class restructuring liability are scheduled to occur through August 2008 for severance benefits and through December 2010 for lease obligations on vacated facilities.
The Corporation has also implemented restructuring plans related to the integration of recently acquired entities. These plans are formulated prior to each acquisition. Costs incurred for acquisition-related employee terminations consist of severance, retention, and outplacement benefits. Severance and outplacement benefit costs are recognized in the allocation of the purchase price to acquired assetsand liabilities. Retention benefits are recorded to salaries expense over the required service period. Exit and termination costs relating to the exit of certain businesses, facility leases, and other contract termination costs are also recognized in the allocation of the purchase price to acquired assets and liabilities.
During the three month period ended March 31, 2007, the Corporation recorded expense of $8 million for severance and other employee-related termination costs related to acquisitions, divestitures and other business activities, including $2 million for acquisition-related retention benefits. Similar expenses for the three month period ended March 31, 2006 totaled less than $1 million and did not include any retention benefits. Payments will continue to be made for acquisition-related restructuring plan costs through 2013, primarily related to lease obligations on vacated facilities.
Severance and other employee-related restructuring costs not associated with acquisitions are recorded in salaries, benefits and other personnel costs in the income statement. Other restructuring costs, which consist primarily of consulting and lease exit costs unrelated to acquisitions, are recorded in third-party services and other noninterest expense, respectively, in the income statement.
Activity in the severance and restructuring liability for the three month periods ended March 31, 2007 and 2006 is presented in the following table and includes severance expenses incurred in the normal course of business. All severance and other termination expenses are recorded as unallocated corporate charges within the Parent and Other segment.

	Three Months Ended
	March 31, 2007
		Best In	Acquisitions
(In Thousands)	Total	Class	and Other

Beginning balance	$72,604	$15,219	$57,385
Severance and other employee related costs:
Charged to expense	8,484	773	7,711
Recognized in purchase price allocation	17,097	—	17,097
Payments	(25,677)	(3,290)	(22,387)
Exit costs, contract terminations and other:
Charged to expense	(317)	(317)	—
Recognized in purchase price allocation	8,556	—	8,556
Payments	(3,374)	(327)	(3,047)

Ending balance	$77,373	$12,058	$65,315

	Three Months Ended
	March 31, 2006
		Best In	Acquisitions
(In Thousands)	Total	Class	and Other

Beginning balance	$87,853	$47,690	$40,163
Severance and other employee related costs:
Charged to expense	3,894	3,564	330
Recognized in purchase price allocation	(1,000)	—	(1,000)
Payments	(20,564)	(16,852)	(3,712)
Exit costs, contract terminations and other:
Charged to expense	848	848	—
Payments	(4,250)	(2,329)	(1,921)

Ending balance	$66,781	$32,921	$33,860

5. Securitization Activity
The Corporation has securitized pools of credit card, automobile, and Small Business Administration (SBA) loans. Recent securitization activities are described below.
Credit Card: In the first quarter of 2007, the Corporation securitized a $425 million pool of credit card receivables (Series 2007-1) following the maturity of its Series 2002-1 securitization. A pretax gain of approximately $2 million was recognized on this transaction within loan sale revenue. Retained interests of $31 million were recognized at the date of sale. Retained interests included a seller’s interest in the loans, accrued interest, and an interest-only strip. The initial carrying values were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The fair value of the interest-only strip was estimated by discounting the projected future cash flows of this security. The Corporation retained the right to service these loans. Servicing fees to be received approximated the current market rate for servicing fees, therefore, no servicing asset or liability was recognized. Transaction costs of $2 million were capitalized and are being amortized over the revolving period of this securitization of four years. In January 2007, the Series 2002-1 credit card securitization matured.

In the first quarter of 2006, the Corporation securitized a $425 million pool of credit card receivables (Series 2006-1) following the maturity of its Series 2001-1 securitization. A pretax gain of $2 million was recognized on this transaction within loan sale revenue. Retained interests in these loans of $28 million were recognized at the date of sale. Retained interests included a seller’s interest in the loans, accrued interest, and an interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The fair value of the interest-only strip was estimated by discounting the projected future cash flows of this security. The Corporation has also retained the right to service these loans. Servicing fees to be received approximated the current market rate for servicing fees, therefore, no servicing asset or liability was recognized. Transaction costs associated with this revolving-term securitization of $1 million were capitalized and are being amortized over the revolving period of this securitization of four years.
At the inception of each securitization, the assumptions used to value retained interests were as follows:

	Weighted-	Variable	Monthly	Expected
	Average	Annual	Principal	Annual	Annual
	Life	Coupon Rate	Repayment	Credit	Discount
	(in months)	To Investors	Rate	Losses	Rate	Yield

Credit Card Loans:
Interest-only strip (Series 2005-1)	3.2	3.75%	18.21%	5.35%	15.00%	12.00%
Interest-only strip (Series 2006-1)	3.1	4.81	19.01	4.77	15.00	13.79
Interest-only strip (Series 2007-1)	3.1	5.39	19.19	4.04	15.00	13.13

	Weighted-	Monthly
	Average	Prepayment	Expected	Annual	Weighted-
	Life	Speed	Cumulative	Discount	Average
	(in months)	(% ABS)	Credit Losses	Rate	Coupon

Automobile Loans:
Interest-only strip (Series 2004-A)	21.8	1.50%	1.75%	12.00%	6.79%
Servicing asset (Series 2004-A)	21.8	1.50	1.75	11.00	6.79
Interest-only strip (Series 2005-A)	16.6	1.50	2.18	12.00	7.06
Servicing asset (Series 2005-A)	12.5	1.50	2.18	10.00	7.06

A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows:

	As of March 31,		For the Three Months Ended
	2007		March 31, 2007
		Loans Past
		Due 30
	Principal	Days or	Average	Net Credit
(In Millions)	Balance	More	Balance	Losses

Managed loans:
Credit Card	$2,581.4	$99.9	$2,622.8	$31.1
Automobile	1,366.8	26.7	1,494.0	3.4
SBA	223.7	33.8	229.5	—

Total loans managed	4,171.9	160.4	4,346.3	34.5
Less:
Loans securitized:
Credit Card	1,450.0	36.0	1,081.7	10.8
Automobile	1,216.7	19.2	1,326.7	3.6
SBA	223.7	33.8	229.5	—
Loans held for sale or securitization:
Credit Card	—	—	368.3	—

Loans held in portfolio	$1,281.5	$71.4	$1,340.1	$20.1

	As of March 31,		For the Three Months Ended
	2006		March 31, 2006
		Loans Past Due
		30
	Principal	Days or	Average	Net Credit
(In Millions)	Balance	More	Balance	Losses

Managed loans:
Credit Card	$2,309.3	$93.5	$2,370.9	$20.1
Automobile	2,570.2	43.1	2,745.3	8.4
Home Equity	27,243.6	—	27,923.1	26.5
SBA	41.5	4.2	57.0	—

Total loans managed	32,164.6	140.8	33,096.3	55.0
Less:
Loans securitized:
Credit Card	1,450.0	51.4	1,034.8	6.8
Automobile	2,298.7	25.7	2,464.8	3.6
Home Equity	12.9	—	10.1	.1
SBA	41.5	4.2	57.0	—
Loans held for sale or securitization:
Credit Card	—	—	415.6	—
Home Equity	3,341.3	—	458.4	—

Loans held in portfolio	$25,020.2	$59.5	$28,655.6	$44.5

Certain cash flows received from the securitization trusts follow:

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Credit			Credit		Home
(In Millions)	Card	Automobile	SBA	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$425.0	$—	$—	$425.0	$—	$—	$—
Proceeds from collections reinvested in previous securitizations	587.1	—	—	604.8	—	—	—
Servicing fees received	5.4	3.4	—	5.1	6.2	—	—
Other cash flows received on retained interest	15.7	1.7	.7	9.3	8.5	—	.3
Proceeds from sales of previously charged-off accounts	.7	—	—	3.8	—	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	.1	—

The Corporation holds certain interests in securitized credit card and automobile loans consisting of interest-only strips and servicing assets. The table below presents the weighted-average assumptions used to measure the fair values of these retained interests as of March 31, 2007. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

		Weighted-	Variable	Monthly	Expected
		Average	Annual	Principal	Annual	Annual
	Fair	Life	Coupon Rate to	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)	Investors	Rate	Losses	Rate	Yield

Credit Card Loans
Interest-only strips	$5.8	3.1	5.39%	19.19%	4.04%	15.00%	13.13%
Decline in fair value of 10% adverse change			$2.0	$0.4	$1.4	$—	$4.8
Decline in fair value of 20% adverse change			3.8	0.7	3.0	—	5.8

		Weighted-	Monthly	Expected
		Average	Prepayment	Cumulative	Annual	Weighted-
	Fair	Life	Speed	Credit	Discount	Average
(Dollars in Millions)	Value	(in months)	(% ABS)(a)	Losses	Rate	Coupon

Automobile Loans
Interest-only strip	$11.9	5.7	1.50%	1.82%	12.00%	7.02%
Decline in fair value of 10% adverse change			$0.2	$2.8	$0.2	$3.6
Decline in fair value of 20% adverse change			0.3	5.6	0.3	4.4
Servicing asset(b)	$7.8	7.6	1.50%	1.82%	10.15%	7.02%
Decline in fair value of 10% adverse change			$0.7	$—	$—	$—
Decline in fair value of 20% adverse change			1.5	—	0.1	—

(a)	Absolute prepayment speed.

(b)	Carrying value of servicing assets at March 31, 2007 was $6.4 million.
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
A summary of lease financings by type follows:

	March 31	December 31	March 31
(In Thousands)	2007	2006	2006

Commercial
Direct financings	$3,918,352	$3,868,271	$3,132,577
Leveraged leases	176,873	214,669	306,593

Total commercial lease financings	4,095,225	4,082,940	3,439,170
Consumer
Retail automobile lease financings	265,414	299,704	382,795

Total net investment in lease financings	$4,360,639	$4,382,644	$3,821,965

The components of the net investment in lease financings by type follow:

	March 31	December 31	March 31
(In Thousands)	2007	2006	2006

Commercial
Lease payments receivable	$4,321,875	$4,260,255	$3,454,876
Estimated residual value of leased assets	388,465	408,809	493,616

Gross investment in commercial lease financings	4,710,340	4,669,064	3,948,492
Unearned income	(615,115)	(586,124)	(509,322)

Total net investment in commercial lease financings	$4,095,225	$4,082,940	$3,439,170

Consumer
Lease payments receivable	$93,315	$117,176	$192,829
Estimated residual value of leased assets	187,033	201,723	225,397

Gross investment in consumer lease financings	280,348	318,899	418,226
Unearned income	(14,934)	(19,195)	(35,431)

Total net investment in consumer lease financings	$265,414	$299,704	$382,795

A rollforward of the residual value component of lease financings by type follows:

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Commercial
Beginning balance	$408,809	$482,049
Additions	31,071	20,457
Runoff	(51,415)	(8,890)
Write-downs	—	—

Ending balance	$388,465	$493,616

Consumer
Beginning balance	$201,723	$231,582
Runoff	(14,690)	(6,185)
Write-downs	—	—

Ending balance	$187,033	$225,397

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
A summary of the net carrying value of equipment leased to others by type follows:

	March 31	December 31	March 31
(In Thousands)	2007	2006	2006

Commercial
Cost	$584,489	$616,787	$549,424
Accumulated depreciation	(158,966)	(151,358)	(113,237)

Net carrying value of commercial leased equipment	425,523	465,429	436,187
Consumer
Cost	106,772	156,342	374,422
Accumulated depreciation	(31,873)	(48,819)	(103,830)

Net carrying value of consumer leased equipment	74,899	107,523	270,592

Total net carrying value of equipment leased to others	$500,422	$572,952	$706,779

7. Loans, Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
Total portfolio loans outstanding were recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments associated with acquired loans of $417 million, $387 million, and $251 million, at March 31, 2007, December 31, 2006, and March 31, 2006, respectively.
To provide for probable losses in the loan portfolio, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments.
Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Balance at beginning of period	$1,131,175	$1,094,047
Provision for loan losses	121,968	31,913
Charge-offs:
Commercial	34,150	44,816
Commercial construction	440	(128)
Commercial real estate	2,874	6,683
Residential real estate	72,238	46,300
Home equity lines of credit	23,156	21,356
Credit cards and other unsecured lines of credit	34,761	27,851
Other consumer	13,990	25,874

Total charge-offs	181,609	172,752
Recoveries:

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Commercial	10,615	16,355
Commercial construction	7	127
Commercial real estate	548	1,678
Residential real estate	4,486	11,800
Home equity lines of credit	6,231	3,462
Credit cards and other unsecured lines of credit	5,035	6,434
Other consumer	7,282	12,040

Total recoveries	34,204	51,896
Net charge-offs	147,405	120,856
Other(a)	(1,727)	(3,780)

Balance at end of period	$1,104,011	$1,001,324

(a)	Includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and in 2007 reinsurance claims paid to third parties.
At March 31, 2007, the provision for loan losses included $3 million of expected reinsurance losses associated with insured nonconforming mortgage loans. The Corporation’s insurance subsidiary provides reinsurance to a third party who provides the primary mortgage insurance on certain portfolio loans. Under this arrangement, National City assumes a 50% pro rata share of credit losses on the insured portfolio loans subject to certain limits.
Activity in the allowance for losses on lending-related commitments follows:

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Balance at beginning of period	$77,986	$83,601
Net provision for losses on lending-related commitments	(15,122)	(4,870)

Balance at end of period	$62,864	$78,731

Nonperforming loans totaled $536 million, $500 million, and $483 million as of March 31, 2007, December 31, 2006, and March 31, 2006, respectively. For loans classified as nonperforming at March 31, 2007, the contractual interest due and actual interest recognized on those loans during the first quarter of 2007 was $70 million and $48 million, respectively.
Impaired loans, as defined under SFAS 114, are included in nonperforming loans. Average impaired loans for the first three months of 2007 and 2006 totaled $184 million and $131 million, respectively. During the first three months of 2007 and 2006, interest recognized on impaired loans while they were considered impaired was not material. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The following table presents details on the allowance for loan losses related to impaired loans:

	March 31	December 31	March 31
(In Thousands)	2007	2006	2006

Impaired loans with an associated allowance	$103,253	$118,127	$90,912
Impaired loans without an associated allowance	75,301	71,360	55,079

Total impaired loans	$178,554	$189,487	$145,991

Allowance for loan losses allocated to impaired loans	$25,011	$29,545	$25,539

8. Securities
Securities available for sale follow:

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

March 31, 2007
U.S. Treasury	$978,790	$4,986	$9,788	$973,988
Federal agency	245,876	2,792	1,134	247,534
Mortgage-backed securities	5,194,663	23,452	38,684	5,179,431
Asset-backed and corporate debt securities	130,290	1,176	19	131,447
States and political subdivisions	452,000	6,162	795	457,367
Other	206,640	11,913	111	218,442

Total securities	$7,208,259	$50,481	$50,531	$7,208,209

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

December 31, 2006
U.S. Treasury	$1,051,590	$8,872	$12,001	$1,048,461
Federal agency	250,054	2,458	1,589	250,923
Mortgage-backed securities	5,305,629	41,119	51,919	5,294,829
Asset-backed and corporate debt securities	174,829	2,188	20	176,997
States and political subdivisions	499,563	7,205	972	505,796
Other	221,327	10,834	347	231,814

Total securities	$7,502,992	$72,676	$66,848	$7,508,820

March 31, 2006
U.S. Treasury	$1,007,796	$8,424	$20,250	$995,970
Federal agency	180,322	1,815	3,350	178,787
Mortgage-backed securities	5,494,156	18,085	117,042	5,395,199
Asset-backed and corporate debt securities	238,422	2,312	506	240,228
States and political subdivisions	552,887	11,702	1,068	563,521
Other	222,992	13,088	586	235,494

Total securities	$7,696,575	$55,426	$142,802	$7,609,199

Other securities included retained interests from securitizations as well as equity securities.
The following table presents the age of gross unrealized losses and associated fair value by investment category:

	March 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$246,737	$1,371	$478,447	$8,417	$725,184	$9,788
Federal agency	49,671	25	72,198	1,109	121,869	1,134
Mortgage-backed securities	737,274	4,089	2,124,218	34,595	2,861,492	38,684
Asset-backed securities	3,940	17	377	2	4,317	19
States and political subdivisions	2,307	4	52,123	791	54,430	795
Other	—	—	12,714	111	12,714	111

Total	$1,039,929	$5,506	$2,740,077	$45,025	$3,780,006	$50,531

Securities available for sale are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment including the severity of loss, the creditworthiness of the issuer, the length of time the fair value has been below cost, and management’s intent and ability to hold the security for the time necessary to recover the amortized cost, taking into consideration balance sheet management strategies and management’s market view and outlook. At March 31, 2007, management concluded that none of the individual unrealized losses represented an other-than-temporary impairment as management attributes the declines in value to changes in market interest rates, not credit quality or other factors, and management had the intent and ability to hold these securities for the time necessary to recover the amortized cost. The majority of the losses related to securities issued by the U.S. government or government-sponsored agencies and other investment-grade issuers.
At March 31, 2007, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $6.4 billion. At March 31, 2007, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.
For the three months ended March 31, 2007 and 2006, gross securities gains of $29 million and $14 million, respectively, were recognized, while gross securities losses were $2 million, for both periods.
9. Trading Assets and Liabilities
Securities, loans, and derivative instruments are classified as trading when they are entered into for the purpose of making short-term profits or to provide risk management products to customers. Certain securities used to manage risk related to mortgage servicing assets are also classified as trading securities. All trading instruments are carried at fair value. Trading securities primarily include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, and corporate bonds. Trading loans include the guaranteed portion of Small Business Administration loans and syndicated commercial loans held for distribution to others. Trading securities and loans are classified within other investments on the balance sheet. Trading derivative instruments principally represent interest-rate swap and option contracts and foreign currency futures and forward contracts entered into to meet the risk management needs of commercial banking customers. The fair values of trading derivatives are included in derivative assets and derivative liabilities on the balance sheet.

Further detail on derivative instruments is included in Note 23. Trading liabilities also include securities sold short, which are obligations to purchase securities that have already been sold to other third parties. Liabilities for securities sold short are classified within borrowed funds on the balance sheet.
The following table presents the fair values of trading assets and liabilities.

	March 31	December 31	March 31
(In Thousands)	2007	2006	2006

Trading assets:
Securities	$504,341	$447,031	$414,673
Loans	90,123	213,514	496,387
Derivative instruments	122,953	118,962	138,261

Total trading assets	$717,417	$779,507	$1,049,321

Trading liabilities:
Securities sold short	$46,298	$52,122	$138,015
Derivative instruments	99,080	97,585	116,953

Total trading liabilities	$145,378	$149,707	$254,968

Trading revenue includes both net interest income from trading securities, loans, and securities sold short, and gains and losses from changes in the fair value of trading instruments. Gains and losses on trading instruments are included either within loan servicing revenue, brokerage revenue, or other income on the income statement. Total revenue from trading activities was as follows:

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Net interest income	$5,815	$12,455
Gains (losses):
Securities and securities sold short	(1,153)	6,795
Loans	452	(1,099)
Derivative instruments	8,546	3,370

Total net gains in noninterest income	7,845	9,066

Total net trading revenue	$13,660	$21,521

10. Principal Investments
The principal investment portfolio includes direct investments in private and public companies, as well as indirect investments in private equity funds which are managed by third parties. The direct portfolio consists of investments in the consumer, retail, manufacturing, automotive, commercial services, healthcare, commercial distribution, and building products industries with the largest industry, manufacturing, constituting approximately 14% of the total principal investment portfolio. The indirect portfolio is diversified according to the terms of the fund’s agreement and the general partner’s direction. Principal investments are classified within other investments on the balance sheet. A rollforward of principal investments follows:

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Direct Investments:
Carrying value at beginning of period	$311,218	$316,974
Investments — new fundings	15,447	10,513
Returns of capital and write-offs	(7,629)	(5,793)
Fair value adjustments	—	(2,781)

Carrying value at end of period	$319,036	$318,913

Indirect Investments:
Carrying value at beginning of period	$354,278	$343,864
Investments — new fundings	22,734	22,573
Returns of capital and write-offs	(12,105)	(17,803)
Fair value adjustments	277	(212)

Carrying value at end of period	$365,184	$348,422

Total Principal Investments:
Carrying value at beginning of period	$665,496	$660,838
Investments — new fundings	38,181	33,086
Returns of capital and write-offs	(19,734)	(23,596)
Fair value adjustments	277	(2,993)

Carrying value at end of period	$684,220	$667,335

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Principal investment revenue (a)	$6,616	$6,453

Net principal investment gains (b)	10,122	33,825

(a)	Consists primarily of interest, dividends, and fee income

(b)	Consists primarily of fair value adjustments and realized gains and losses on investments
The principal investment portfolio is managed primarily within the Commercial Banking – National line of business. Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 20.
11. Goodwill and Other Intangible Assets
On January 5, 2007, the Corporation completed the acquisition of Fidelity Bankshares, Inc. (Fidelity), which resulted in an increase to goodwill of $707 million. This goodwill was primarily allocated to the Retail Banking and Commercial Banking – Regional segments based on the relative fair value that this acquisition added to these segments. The fair value of each business added to these segments was estimated based on generally accepted valuation techniques including discounted projected cash flows, earnings multiples, and comparable transactions. Refer to Note 3 for further discussion on recent acquisitions.
The carrying value of goodwill was $4.6 billion, $3.8 billion, and $3.3 billion at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. No impairment of goodwill was recognized in either of the three months ended March 31, 2007 or 2006.
A rollforward of goodwill by line of business for the three months ended March 31, 2007 follows:

	January 1	Goodwill	Impairment	March 31
(In Thousands)	2007	Adjustments(a)	Losses	2007

Retail Banking	$1,501,931	$436,264	—	$1,938,195
Commercial Banking – Regional	1,671,003	290,111	—	1,961,114
Commercial Banking – National	336,897	750	—	337,647
Mortgage Banking	76,031	7,606	—	83,637
Asset Management	230,049	—	—	230,049
Parent and Other	—	—	—	—

Total	$3,815,911	$734,731	—	$4,550,642

(a)	Represents goodwill associated with acquisitions, purchase accounting adjustments, as well as the realignment of goodwill among segments.
Finite-lived intangible assets capitalized on the balance sheet include core deposit, credit card and other intangibles. A summary of these intangible assets follows:

	March 31	December 31	March 31
(In Thousands)	2007	2006	2006

Core deposit intangibles
Gross carrying amount	$321,589	$239,289	$253,942
Less: accumulated amortization	96,073	85,876	127,394

Net carrying amount	225,516	153,413	126,548

Credit card intangibles
Gross carrying amount	7,699	7,699	7,699
Less: accumulated amortization	3,197	2,914	1,767

Net carrying amount	4,502	4,785	5,932

Operating lease
Gross carrying amount	47,205	47,205	47,205
Less: accumulated amortization	47,205	47,205	46,261

Net carrying amount	—	—	944

Other intangibles
Gross carrying amount	62,366	62,183	47,690
Less: accumulated amortization	40,937	36,733	25,828

Net carrying amount	21,429	25,450	21,862

Total finite-lived intangibles
Gross carrying amount	438,859	356,376	356,536
Less: accumulated amortization	187,412	172,728	201,250

Net carrying amount	$251,447	$183,648	$155,286

Amortization expense on finite-lived intangible assets totaled $17 million and $13 million for the three months ended March 31, 2007 and 2006, respectively. Amortization expense on finite-lived intangible assets is expected to total $50 million, $43 million, $34 million, $27 million, and $20 million for fiscal years 2008 through 2012, respectively.
12. Servicing Assets
The Corporation has obligations to service residential mortgage loans, commercial real estate loans, automobile loans, and other consumer loans. Classes of servicing assets are identified based on loan type and management’s method of managing the risks associated with these assets. A description of the various classes of servicing assets follows.
Residential Mortgage Servicing Rights: The Corporation recognizes mortgage servicing right (MSR) assets on residential real estate loans when it retains the obligation to service these loans upon sale and the servicing fee is more than adequate compensation. MSRs are subject to declines in value from actual or expected prepayments of the underlying loans. The Corporation manages this risk by hedging the fair value of MSRs with securities and derivative instruments which are expected to increase in value when the value of MSRs declines.
Effective January 1, 2006, the Corporation adopted the provisions of SFAS 156 and elected the fair value measurement method for MSRs. Upon adoption, the carrying value of the MSRs was increased to fair value by recognizing a cumulative effect adjustment of $26 million pretax, or $17 million after tax. Management selected the fair value measurement method of accounting for MSRs to be consistent with its risk management strategy to hedge the fair value of these assets. The fair value method of accounting for MSRs matches the accounting for the related securities and derivative instruments. Changes in the fair value of MSRs, as well as changes in fair value of the related securities and derivative instruments, are recognized each period within loan servicing revenue on the income statement.
On December 30, 2006, the First Franklin nonconforming mortgage servicing platform and servicing rights valued at $223 million were sold.
Changes in the carrying value of MSRs, accounted for at fair value, for the three months ended March 31, 2007 and 2006 follow:

	For the Three Months Ended
	March 31
(In Thousands)	2007	2006

Balance at beginning of period	$2,094,387	$2,115,715
Cumulative effect of change in accounting	—	26,392
Additions:
From loans sold with servicing retained	129,302	119,414
From acquisitions	7,075	—
Sales of servicing rights	—	(196)
Changes in fair value due to:
Time decay and payoffs(a)	(85,642)	(119,358)
Changes in valuation inputs or assumptions(b)	(55,259)	219,650

Fair value of MSRs at end of period	$2,089,863	$2,361,617

Unpaid principal balance of loans serviced for others (in millions)	$164,733	$181,215

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.

(b)	Represents MSR fair value change resulting primarily from market-driven changes in interest rates.
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
The key economic assumptions used in determining the fair value of MSRs capitalized during the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006

Weighted-average life (in years)	5.3	3.7
Weighted-average constant prepayment rate (CPR)	23.71%	28.02%
Weighted-average discount rate	10.24	10.77

The key economic assumptions used in determining the fair value of MSRs as of March 31, 2007 and 2006 were as follows:

	2007	2006

Weighted-average life (in years)	5.4	5.2
Weighted-average CPR	18.16%	16.90%
Weighted-average discount rate	9.78	10.09

Commercial Real Estate Servicing Assets: Commercial real estate servicing assets are recognized upon selling commercial real estate loans into the secondary market, while retaining the obligation to service those loans, or from purchasing or assuming the right to service commercial real estate loans originated by others. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a quarterly basis. For purposes of the impairment analysis, management stratifies these servicing assets by loan type as well as by the term of the underlying loans. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to loan servicing revenue in the income statement. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on commercial real estate servicing assets recognized during the three months ended March 31, 2007 or 2006.
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
Commercial real estate servicing assets are classified in other assets on the balance sheet. Changes in the carrying value of the commercial real estate servicing assets and the associated valuation allowance follow:

	For the Three Months Ended
	March 31
(In Thousands)	2007	2006

Commercial real estate servicing assets
Balance at beginning of period	$146,867	$138,408
Additions:
From loans sold with servicing retained	7,416	5,076
From assumptions of servicing	60	—
From purchases of servicing	1,123	377
Subtractions:
Amortization	(6,615)	(5,070)
Sales	(84)	—

Carrying value before valuation allowance at end of period	148,767	138,791

Valuation allowance
Balance at beginning of period	(957)	(1,075)
Impairment recoveries (charges)	50	(55)

Balance at end of period	(907)	(1,130)

Net carrying value of servicing assets at end of period	$147,860	$137,661

Unpaid principal balance of commercial real estate loans serviced for others (in millions)	$16,852	$14,736

Fair value of servicing assets:
Beginning of period	$188,716	$163,182
End of period	185,864	173,881

The key economic assumptions used to estimate the fair value of these servicing assets as of March 31, 2007 and 2006 were as follows:

	March 31
	2007	2006

Weighted-average life (in years)	8.2	8.5
Weighted-average discount rate	13.29%	13.73%

Other Consumer Loans: The Corporation also has servicing assets related to sales or securitizations of automobile loans and certain home equity loans and home equity lines of credit. These servicing assets are accounted for using the amortization method and are included in other assets on the balance sheet. The servicing asset related to securitized auto loans was $6 million, $8 million, and $18 million as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively. The servicing asset related to home equity loans and lines of credit was $31 million, $22 million, and $6 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. No servicing asset or liability has been recognized related to the Corporation’s obligation to service credit card loans as the fee received for performing this service is deemed to approximate the amount that would be paid to fairly compensate a substitute servicer, should one be required.
Contractual Servicing Fees: Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan servicing revenue on the income statement.

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Residential real estate	$128,668	$147,633
Credit card	19,218	20,323
Commercial real estate	10,602	7,196
Automobile	6,225	10,045
Home equity lines of credit	12,200	2,027
Home equity loans	2,777	—

Total contractual servicing fees	$179,690	$187,224

13. Borrowed Funds
Detail of borrowed funds follows:

	March 31	December 31	March 31
(In Thousands)	2007	2006	2006

Commercial paper	$1,045,123	$811,842	$1,311,243
U.S. Treasury notes	54,019	433,829	75,797
Federal Home Loan Bank advances	636	—	—
Senior bank notes	—	—	98,000
Federal Reserve borrowings	—	—	510,000
Other	758,210	403,296	466,206

Total borrowed funds	$1,857,988	$1,648,967	$2,461,246

Weighted-average rate	5.03%	4.96%	4.84%

Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation. As of March 31, 2007, the entire balance was due within four months or less. U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At March 31, 2007, the entire balance of outstanding U.S. Treasury notes was callable on demand by the U.S. Treasury.
The other category at March 31, 2007, December 31, 2006, and March 31, 2006 included liabilities totaling $268 million $305 million, and $303 million, respectively, related to mortgage loans available for repurchase under GNMA and FNMA loan sale programs. See further discussion in Note 1. The other category also included obligations totaling $455 million, $52 million, and $138 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively, related to securities sold short, which are obligations to purchase securities that have already been sold to other third parties. Some short sales are held for trading purposes, while others are used to economically hedge risk associated with other assets or liabilities. See further discussion in Note 9 for more on short sales held for trading purposes.

14. Long-Term Debt
The composition of long-term debt follows. This note excludes the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 15 for further discussion on these obligations.

	March 31	December 31	March 31
(In Thousands)	2007	2006	2006

3.20% senior notes due 2008	$293,454	$291,764	$287,207
3.125% senior notes due 2009	192,324	190,898	187,466
5.75% subordinated notes due 2009	302,867	302,550	302,567
Variable-rate senior note due 2009	600,000	—	—
Variable-rate senior note due 2010	299,914	299,908	299,887
4.90% senior notes due 2015	390,593	389,674	382,605
6.875% subordinated notes due 2019	760,809	764,052	753,151
8.375% senior note due 2032	70,589	69,960	69,599

Total holding company	2,910,550	2,308,806	2,282,482
Senior bank notes	15,976,969	18,580,239	25,205,931
Federal Home Loan Bank advances	2,047,929	1,998,923	3,812,219
7.25% subordinated notes due 2010	239,067	239,052	239,792
6.30% subordinated notes due 2011	208,497	208,065	207,461
7.25% subordinated notes due 2011	198,912	197,933	195,459
6.25% subordinated notes due 2011	311,017	310,214	308,805
6.20% subordinated notes due 2011	509,715	507,892	503,106
4.63% subordinated notes due 2013	296,541	295,326	290,840
5.25% subordinated notes due 2016	244,693	244,697	—
5.70% subordinated notes due 2016	249,499	249,486	—
4.25% subordinated notes due 2018	224,168	224,354	218,784
Secured debt financings	42,616	31,067	28,556
Other	8,560	10,917	12,387

Total subsidiaries	20,558,183	23,098,165	31,023,340

Total long-term debt	$23,468,733	$25,406,971	$33,305,822

The amounts above represent the par value of the debt adjusted for any unamortized discount, other basis adjustments related to hedging the debt with derivative instruments, and fair value adjustments recognized in connection with debt acquired through acquisitions. The Corporation uses derivative instruments, primarily interest-rate swaps and caps, to manage interest-rate risk on its long-term debt. Interest-rate swaps are used to hedge the fair value of certain fixed-rate debt by converting the debt to variable rate and are also used to hedge the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate. Interest-rate caps are also used to hedge cash flow variability by capping the interest payments associated with variable-rate debt issuances. Further discussion on derivative instruments is included in Notes 1 and 23.
The subordinated notes of the holding company and National City Bank qualify for Tier 2 capital under the regulatory capital requirements of the federal banking agencies. Further discussion on regulatory capital requirements is included in Note 16.
A summary of par values and weighted-average rates of long-term debt as of March 31, 2007, follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest-rate risk, amortization of discounts, and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-Average	Weighted-Average
(Dollars in Thousands)	Par Value	Contractual Rate	Effective Rate

Senior bank notes	$16,012,909	5.21%	5.41%
Subordinated notes	3,475,000	6.06	5.89
Senior notes	1,875,000	4.83	5.60
FHLB advances	2,024,652	5.09	5.91
Secured debt financings	42,616	7.94	7.95
Other	8,560	6.10	6.10

Total long-term debt	$23,438,737	5.30%	5.54%

National City Bank has issued senior and subordinated bank notes. At March 31, 2007, senior bank notes totaling $2.6 billion were contractually based on a fixed rate of interest and $13.4 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2007 to 2078. All subordinated notes of National City Bank were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity.

The holding company has issued both senior and subordinated notes. All but two of the notes issued by the holding company are fixed rate. The $600 million variable-rate note was issued by the holding company during the first quarter of 2007. The interest rate on this note is based on three-month LIBOR plus 1.5 basis points, is reset quarterly, and was 5.365% at March 31, 2007. The interest rate on the $300 million variable-rate senior note of the holding company is based on three-month LIBOR plus 17 basis points, is reset quarterly and was 5.52% at March 31, 2007. The 8.375% senior note of the holding company is a fixed rate, pays interest quarterly, and is callable on July 15, 2007. All remaining senior notes and subordinated notes of the holding company pay interest semi-annually and may not be redeemed prior to maturity.
At March 31, 2007, Federal Home Loan Bank (FHLB) advances consisted of $1.4 billion of fixed-rate obligations and $600 million of variable-rate obligations. The Corporation’s maximum remaining borrowing limit with the FHLB was $1 billion at March 31, 2007. The Corporation pledged $9 billion in residential real estate loans and $7 billion in home equity lines of credit as collateral against FHLB borrowings at March 31, 2007. FHLB advances have maturities ranging from 2007 to 2030.
15. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation
As of March 31, 2007, National City sponsored six trusts, of which 100% of the common equity is owned by the Corporation, formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust.
Consolidated debt obligations related to subsidiary trusts holding solely debentures of the Corporation follow. These amounts represent the par value of the obligations owed to the subsidiary trusts, including the Corporation’s ownership interest in the trusts, plus basis adjustments related to hedging the obligations with derivative instruments and fair value adjustments recognized in connection with obligations acquired through acquisitions.

	March 31	December 31	March 31
(In Thousands)	2007	2006	2006

6.625% junior subordinated debentures owed to National City Capital Trust II due November 15, 2036	$752,604	$752,681	$—
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust III due November 23, 2034	32,486	—	—
9.85% junior subordinated debentures owed to Fort Wayne Capital Trust I due April 15, 2027	30,928	30,928	30,928
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust II due January 23, 2034	23,854	—	—
Variable-rate junior subordinated debentures owed to Banc Services Corp. Statutory Trust I due June 26, 2032	7,267	7,317	7,468
Variable-rate junior subordinated debentures owed to Forbes First Financial Statutory Trust I due June 26, 2032	3,112	3,139	—
8.12% junior subordinated debentures owed to First of America Capital Trust I redeemed January 31, 2007	—	154,640	154,640
9.00% junior subordinated debentures owed to Allegiant Capital Trust II redeemed October 2, 2006	—	—	42,250
8.60% junior subordinated debentures owed to Provident Capital Trust I redeemed December 1, 2006	—	—	107,578

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$850,251	$948,705	$342,864

Distributions on the capital securities issued by National City Capital Trust II are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Fidelity Capital Trust III are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.97 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust III was 7.33% at March 31, 2007. Distributions on the capital securities issued by Fort Wayne Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Fidelity Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 2.85 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust II was 8.21% at March 31, 2007. Distributions on the capital securities issued by Banc Services Corp. Statutory Trust I and Forbes First Statutory Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 3.45 basis points, with a maximum interest rate of 11.95%. The interest rate associated with the Banc Services Corp. Statutory Trust I and Forbes First Statutory Trust I capital securities was 8.80% at March 31, 2007.

The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are first redeemable, in whole or in part, by the Corporation as follows:

First Call Date

Fort Wayne Capital Trust I	April 15, 2007
Banc Services Corp. Statutory Trust I	June 26, 2007
Forbes First Financial Statutory Trust I	June 26, 2007
Fidelity Capital Trust II	January 23, 2009
Fidelity Capital Trust III	November 23, 2009
National City Capital Trust II	November 15, 2011

On April 15, 2007, the Corporation exercised the early call on Fort Wayne Capital Trust I. The Corporation may only redeem or repurchase its junior subordinated notes payable owed to National City Capital Trust II on or before November 15, 2056 subject to certain limitations. During the 180 days prior to the date of that redemption or repurchase, the Corporation must have received proceeds from the issuance of equity or hybrid securities that qualify as Tier 1 capital under the Federal Reserve’s capital guidelines. The Corporation will also be required to obtain approval of the Federal Reserve prior to the issuance of such securities. The current beneficiary of this limitation are the holders of the Corporation’s 6.875% subordinated notes due 2019.
16. Regulatory Restrictions and Capital Ratios
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
Regulatory and other capital measures follow:

	March 31		December 31		March 31
	2007		2006		2006
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity/assets	$13,170,369	9.51%	$14,581,003	10.40%	$12,622,938	9.00%
Total common equity/assets	13,170,369	9.51	14,581,003	10.40	12,622,938	9.00
Tangible common equity/tangible assets	8,368,280	6.26	10,581,444	7.77	9,162,653	6.70
Tier 1 capital	9,195,968	7.08	11,534,600	8.93	9,395,516	7.38
Total risk-based capital	13,163,831	10.13	15,704,502	12.16	13,120,919	10.31
Leverage	9,195,968	6.92	11,534,600	8.56	9,395,516	6.92

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
National City Corporation’s Tier 1, total risk-based capital, and leverage ratios for the current period are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at National City Bank are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively as defined under the regulatory framework for prompt corrective action. At March 31, 2007, Fidelity Federal Bank & Trust was adequately capitalized with a Tier 1 risk-based capital ratio of 9.28%, total risk-based capital ratio of 9.85%, and a leverage ratio of 6.96%. On April 14, 2007, Fidelity Federal Bank & Trust was merged into National City Bank which has maintained its well capitalized status post merger.

National City Bank from time to time is required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $88 million at March 31, 2007.
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
Dividends paid by a subsidiary bank to its parent company are also subject to certain legal and regulatory limitations. In 2007, National City Bank may pay dividends of $1.1 billion, plus an additional amount equal to its net profits for 2007, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.
17. Stockholders’ Equity
The number of authorized and outstanding shares of each class of the Corporation’s stock is shown in the following table.

	March 31	December 31	March 31
	2007	2006	2006

Preferred Stock, no par value, $100 liquidation value per share, authorized 5,000,000 shares	70,272	70,272	70,272
Common Stock, $4 par value, authorized 1,400,000,000 shares	595,485,028	632,381,603	609,991,042

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
Common Stock Repurchases: On April 24, 2007, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to the previous authorization of December 19, 2006. The October 24, 2005 repurchase authorization was completed on March 30, 2007. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. During the first quarter of 2007 and 2006, the Corporation repurchased 14.9 million and 7.5 million shares, respectively under those authorizations. An additional 20.1 million shares were repurchased in April 2007. As of April 30, 2007, 48.5 million shares remain authorized for repurchase.
On January 25, 2007, the Corporation’s Board of Directors authorized a “modified Dutch auction” tender offer to purchase up to 75 million shares of its outstanding common stock, at a price range not greater than $38.75 per share nor less than $35.00 per share, for a maximum aggregate repurchase price of $2.9 billion. The tender offer expired on February 28, 2007 and on March 7, 2007, the Corporation accepted for purchase 40.3 million shares of its common stock at $38.75 per share for an aggregate price of $1.6 billion. The share repurchase authorizations described above are unaffected by the tender offer.
Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows:

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Accumulated unrealized gains (losses) on securities available for sale at January 1, net of tax	$3,938	$(4,018)
Net unrealized gains (losses) for the period, net of tax expense (benefit) of $7,331in 2007 and $(24,318) in 2006	13,613	(45,162)
Reclassification adjustment for gains included in net income net of tax expense of $9,445 in 2007 and $4,101 in 2006	(17,540)	(7,615)

Effect on other comprehensive income for the period	(3,927)	(52,777)

Accumulated unrealized gains (losses) on securities available for sale at March 31, net of tax	$11	$(56,795)

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Accumulated unrealized (losses) gains on derivatives used in cash flow hedging relationships at January 1, net of tax	$(3,505)	$15,883
Net unrealized gains for the period, net of tax expense $10,275 in 2007 and $4,719 in 2006	19,082	8,764
Reclassification adjustment for gains included in net income, net of tax expense of $152 in 2007 and $9,224 in 2006	(282)	(17,130)

Effect on other comprehensive income for the period	18,800	(8,366)

Accumulated unrealized gains on derivatives used in cash flow hedging relationships at March 31, net of tax	$15,295	$7,517

Accumulated unrealized losses for pension and other postretirement obligations at January 31, net of tax	$(71,347)	—
Effect on other comprehensive income for the period	—	—

Accumulated unrealized losses for pension and other postretirement obligations at March 31, net of tax	$(71,347)	—

Accumulated other comprehensive (loss) income at January 1, net of tax	$(70,914)	$11,865
Other comprehensive gain (loss), net of tax	14,873	(61,143)

Accumulated other comprehensive loss at March 31, net of tax	$(56,041)	$(49,278)

18. Net Income Per Common Share
Calculations of basic and diluted net income per share follow:

	Three Months Ended
	March 31
(Dollars in Thousands, Except Per Share Amounts)	2007	2006

Basic
Net income	$319,212	$458,807
Less preferred dividends	437	415

Net income applicable to common stock	$318,775	$458,392

Average common shares outstanding	632,606,481	611,910,838
Less average unallocated ESOP shares	895,890	—

Average common shares outstanding — basic	631,710,591	611,910,838

Net income per common share — basic	$.50	$.75

Diluted
Net income	$319,212	$458,807

Average common shares outstanding — basic	631,710,591	611,910,838
Stock awards	7,701,618	6,664,899
Convertible preferred stock	1,121,541	1,121,541

Average common shares outstanding — diluted	640,533,750	619,697,278

Net income per common share — diluted	$.50	$.74

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding, less unallocated Employee Stock Ownership Plan (ESOP) shares, for the period.
Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards. For the three months ended March 31, 2007 and 2006, options to purchase 2.3 million and 10.7 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Diluted net income is not adjusted for preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period.
19. Income Taxes
The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of this new accounting standard, the Corporation recognized a $31 million increase in its liability for uncertain tax positions ($24 million net of tax), which was accounted for as a cumulative effect of an accounting change, reducing the opening balance of retained earnings. As of March 31, 2007, the Corporation had a liability for uncertain tax positions of $219 million. The Corporation recognizes interest and penalties associated with uncertain tax positions in income tax expense. During the three months ended March 31, 2007 and 2006, the provision/(benefit) for interest and penalties was $3 million and $(6) million, respectively. As of March 31, 2007, the Corporation had accrued interest and penalties of $36 million.
The composition of income tax expense follows:

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Applicable to income exclusive of securities transactions	$124,383	$193,328
Applicable to securities transactions	9,445	4,089

Income tax expense	$133,828	$197,417

The effective tax rate for the three-month periods ended March 31, 2007 and 2006 was 29.5% and 30.1%, respectively.
20. Commitments, Contingent Liabilities, Guarantees, and Related Party Transactions
Commitments: A summary of the contractual amount of significant commitments follows:

	March 31	December 31	March 31
(In Thousands)	2007	2006	2006

Commitments to extend credit:
Revolving home equity and credit card lines	$34,533,617	$34,286,346	$33,948,846
Commercial	26,339,897	25,351,297	23,042,125
Residential real estate	12,748,461	9,506,648	11,328,420
Other	638,558	1,047,439	804,740
Standby letters of credit	5,304,952	5,265,929	4,901,769
Commercial letters of credit	217,215	338,110	266,337
Net commitments to sell mortgage loans and mortgage-backed securities	2,831,559	3,480,387	6,011,158
Net commitments to sell commercial real estate loans	230,241	376,375	286,536
Commitments to fund civic and community investments	673,338	607,190	407,083
Commitments to purchase beneficial interests in securitized automobile loans	486,938	573,152	876,850
Commitments to fund principal investments	296,684	282,407	289,592

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
The Corporation enters into forward contracts for the future delivery or purchase of fixed-rate residential mortgage loans, mortgage-backed securities, and commercial real estate loans to reduce the interest-rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing rights. These contracts are also considered derivative instruments under SFAS 133, and the fair value of these contracts are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 23.
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
Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. In connection with the sale of the First Franklin origination and sales platform, the Corporation transferred its recourse obligation associated with this unit to the buyer. At March 31, 2007, December 31, 2006 and March 31, 2006, the liability for estimated losses on repurchase and indemnification was $156 million, $171 million and $221 million, respectively, and was included in other liabilities on the balance sheet. Further details on loans sold subject to indemnification provisions, loans repurchased or indemnified, and losses charged against the liability follow:

	For the Three Months Ended
	March 31
(In Millions)	2007	2006(a)

Total loans sold	$12,177	$14,075
Total loans repurchased or indemnified	159	89
Losses incurred	38	28

(a)	Includes $47 million of loans sold, $15 million of loans repurchased or indemnified, and $4 million of losses incurred related to the First Franklin unit.
Loans indemnified that remain outstanding as of March, 31, 2007, December 31, 2006, and March 31, 2006, totaled $414 million, $343 million, and $335 million, respectively. Loans sold which remain uninsured as of March 31, 2007 were $87 million. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above.
On December 30, 2006, the Corporation completed the sale of the First Franklin nonconforming mortgage origination and servicing platform. The proceeds received from this transaction were based on a preliminary statement of net assets sold. The purchase price is subject to adjustment based on the closing date values of net assets sold, as well as other negotiated matters. Accordingly, the Corporation may either pay or receive additional consideration in 2007 depending on the final outcome of this matter. The amount of the purchase price adjustment, if any, will decrease or increase the gain recognized on the sale of this unit. On April 13, 2007, the Corporation received a dispute notice from Merrill Lynch Bank & Trust Co., FSB., the buyer of First Franklin, which asserted that the closing date net asset values and related purchase price were overstated by $67 million. National City management does not agree with that assertion. If the parties cannot reach agreement on this dispute, this matter would be subject to arbitration. Management believes that the probability of a material adverse outcome is unlikely.
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

Loss reserves are provided for the estimated costs of settling reinsurance claims on defaulted loans. Loss reserves are established for reported claims as well as incurred but not reported claims. Management establishes loss reserves using historical experience and by making various assumptions and estimates of trends in loss severity, frequency, and other factors. The methods used to develop these reserves are subject to continual review and refinement and any necessary adjustments to these reserves are reflected in operations in the period identified. Reinsurance loss reserves of $44 million were recognized within the allowance for loan losses as of March 31, 2007. The provision for reinsurance losses at March 31, 2007 of $3 million is presented within the provision for credit losses in the Consolidated Financial Statements. In segment reporting, the provision for reinsurance losses is presented within Retail Banking’s results as noninterest expense. As of March 31, 2007, Retail Banking’s remaining exposure to reinsurance claims is $47 million.
Red Mortgage Capital, a wholly owned subsidiary, is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. The maximum potential amount of undiscounted future payments that may be required under this program is equal to approximately one-third of the principal balance of the loans outstanding at March 31, 2007. If payment is required under this program, Red Mortgage Capital would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred. As of March 31, 2007, December 31, 2006, and March 31, 2006, Red Mortgage Capital serviced loans, subject to risk sharing under the DUS program, had outstanding principal balances aggregating $4.9 billion, $4.9 billion and $4.6 billion, respectively. This guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $4 million, $5 million and $8 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively.
The guarantee liability for standby letters of credit was $34 million, $39 million and $45 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. This liability was recorded in other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.
The Corporation is subject to nonincome taxes in the various jurisdictions where it does business. The most significant of these taxes is franchise tax which is assessed by some states in lieu of or in addition to income taxes. The amount of tax due may be subject to different interpretations by the Corporation and the taxing authorities. In preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws; however, its positions may be subject to challenge upon audit. Management accrues for nonincome tax contingencies that are judged to be both probable and estimable. Management has also identified other unaccrued nonincome tax contingencies, which are considered reasonably possible but not probable, totaling approximately $36 million as of March 31, 2007.
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
On or about November 22, 2002, a claim was asserted in the Marion County Probate Court (Indiana) against National City Bank of Indiana, a subsidiary of the Corporation since merged into National City Bank, concerning management of investments held in a trust for the benefit of the Americans for the Arts and The Poetry Foundation. The claim alleged failure to adequately and timely diversify investments held in this trust, which resulted in investment losses. The beneficiaries were seeking damages of as much as $100 million. In December 2005, the court entered an order granting National City Bank of Indiana’s motion for summary judgment, and the beneficiaries filed an appeal. On October 19, 2006, the Indiana Court of Appeals, in a unanimous decision, affirmed the order granting National City Bank of Indiana’s motion for summary judgment. By order dated March 8, 2007, the Indiana Supreme Court unanimously denied the beneficiaries’ motion to transfer the appeal to the Indiana Supreme Court. The beneficiaries have no further appeals as a matter of right.
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
21. Stock Options and Awards
Under the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan) up to 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition, no more than 13 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options. As of March 31, 2007, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 24 million and 6 million shares, respectively.
Stock Options: Stock options may be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually, beginning one year from the date of grant, and expire no later than 10 years from the date of grant. Prior to 2006, stock options were also granted that included the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option. During the first three months of 2007 and 2006, pretax compensation expense recognized for stock options totaled $7 million and $6 million, respectively. The tax benefit was $2 million for each of the first three months of 2007 and 2006.
The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation’s employee stock options. The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Corporation’s method of estimating expected volatility includes both historical volatility and implied volatility based upon National City options traded in the open market. The expected dividend yield is computed based on the current dividend rate. The expected term of the options is based on the Corporation’s historical exercise experience, and the risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the options. The following assumptions were used to determine the fair value of options granted in the periods stated below.

	For the Three Months Ended March 31
	2007	2006

Expected volatility	19.2%	19.7%
Expected dividend yield	4.3	4.4
Risk-free interest rate	4.0	4.0
Expected term (in years)	5	5

The weighted-average grant date fair value per share of options granted during the first three months of 2007 and 2006 was $4.98 and $4.62, respectively. The total intrinsic value of options exercised during the first three months of 2007 and 2006 was $52 million and $25 million, respectively. As of March 31, 2007, there was $24 million of total unrecognized compensation cost related to nonvested stock option awards. This cost is expected to be recognized over a period of four years.

Upon the consummation of the Harbor acquisition, all outstanding options issued by Harbor became fully vested and were converted into equivalent National City options.
Cash received from the exercise of options for the first three months of 2007 and 2006 was $120 million and $57 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $17 million and $8 million for 2007 and 2006, respectively. The Corporation generally uses treasury shares to satisfy stock option exercises.
Stock option activity follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate Intrinsic Value
	Shares	Price	(in years)	(In thousands)

Outstanding at January 1, 2006	50,135,498	$30.72
Granted	186,946	34.60
Exercised	(2,899,047)	26.25
Forfeited or expired	(256,539)	35.14

Outstanding at March 31, 2006	47,166,858	$30.99	5.0	$197,898

Exercisable at March 31, 2006	39,120,810	$30.15	4.3	$195,134

Outstanding at January 1, 2007	43,014,406	$31.36
Granted	359,858	37.83
Exercised	(5,571,259)	28.36
Forfeited or expired	(140,005)	34.93

Outstanding at March 31, 2007	37,663,000	$31.85	4.7	$205,763

Exercisable at March 31, 2007	31,114,957	$31.03	4.1	$195,802

Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation recognizes compensation expense over the restricted period. Pretax compensation expense recognized for restricted shares during the first three months of 2007 and 2006 totaled $16 million and $10 million, respectively. The associated tax benefit was $6 million and $4 million for the first three months of 2007 and 2006, respectively.
Restricted share activity follows:

	For the Three Months Ended March 31
	2007		2006
		Weighted-		Weighted-
		Average		Average
		Grant Date Fair		Grant Date
	Shares	Value	Shares	Fair Value

Nonvested at January 1	7,344,918	$34.96	6,452,193	$33.76
Granted	292,417	36.90	7,693	34.55
Vested	(206,333)	34.11	(256,372)	33.98
Forfeited	(98,001)	34.92	(115,393)	33.55

Nonvested at March 31	7,333,001	$35.06	6,088,121	$33.75

As of March 31, 2007, there was $144 million of total unrecognized compensation cost related to restricted shares. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the first three months of 2007 and 2006 was $8 million and $9 million, respectively.
22. Pension and Other Postretirement Benefit Plans
Defined Benefit Plans: National City has a qualified pension plan covering substantially all employees hired prior to April 1, 2006. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are allocated to employee accounts. Actuarially determined pension costs are charged to benefits expense in the income statement. The Corporation’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. National City does not anticipate making a contribution to this plan in 2007 as the plan is currently overfunded.

The Corporation maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation.
In connection with the Harbor acquisition, the Corporation acquired a frozen multi-employer pension plan. Separate actuarial valuations are not made for each participating employer nor are plan assets segregated. In connection with the Fidelity acquisition, the Corporation acquired a frozen qualified defined benefit pension plan. There were no contributions to either of these plans for the period ended March 31, 2007.
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
Using an actuarial measurement date of October 31, components of net periodic (benefit) cost for the three months ended March 31 follow:

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Qualified Pension Plan
Service cost	$14,798	$14,532
Interest cost	24,078	22,359
Expected return on plan assets	(38,078)	(34,682)
Amortization of prior service cost	(1,189)	(1,189)
Recognized net actuarial loss	150	275

Net periodic (benefit) cost	$(241)	$1,295

Supplemental Pension Plan
Service cost	$468	$397
Interest cost	1,988	1,964
Amortization of prior service cost	244	333
Recognized net actuarial loss	794	837

Net periodic cost	$3,494	$3,531

Other Postretirement Benefits
Service cost	$380	$596
Interest cost	2,087	2,252
Amortization of prior service cost	40	62
Transition obligation	202	350
Recognized net actuarial loss	69	143

Net periodic cost	$2,778	$3,403

Total net periodic cost	$6,031	$8,229

Defined Contribution Plans: Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In the first three months of 2007 and 2006, the Corporation provided up to a 6.9% matching contribution. For each of the three months ended March 31, 2007 and 2006, the expense related to the plan was $27 million. The Corporation also acquired Harbor’s leveraged employee stock ownership plan (ESOP) plan which covered all former Harbor employees age 21 and over. As shares are released to plan participants, the Corporation recognizes compensation equal to the current market price of the shares. For the first three months of 2007, expense related to this plan was $5 million.
23. Derivative Instruments and Hedging Activities
The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest-rate movements on the value of certain assets and liabilities and on future cash flows. It also executes derivative instruments with its commercial banking customers to facilitate their risk management strategies. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying.

Derivatives are also implicit in certain contracts and commitments, such as residential and commercial real estate loan commitments, which by definition qualify as derivative instruments under SFAS 133.
Market risk is the risk of loss arising from an adverse change in interest rates, exchange rates, or equity prices. The Corporation’s primary market risk is interest-rate risk. Management uses derivative instruments to protect against the risk of interest-rate movements on the value of certain assets and liabilities and on future cash flows. These instruments include interest-rate swaps, interest-rate futures, interest-rate options, forward agreements, and interest-rate caps and floors with indices that relate to the pricing of specific assets and liabilities. The nature and volume of the derivative instruments used to manage interest-rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environments.
As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed in conjunction with the Corporation’s overall market risk monitoring process, as further discussed in the Market Risk section of the Financial Review.
Credit risk occurs when a counterparty to a derivative contract where the Corporation has an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At March 31, 2007, these collateral agreements covered 99.5% of the notional amount of the total derivative portfolio, excluding futures, certain forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At March 31, 2007, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $150 million to collateralize net gains with counterparties and had pledged or delivered to counterparties cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $162 million to collateralize net losses with counterparties. In certain instances, open forward commitments to sell or purchase mortgage loans or mortgage-backed securities are not covered by collateral agreements due to the fact these contracts usually mature within 90 days. Open futures contracts are also not covered by collateral agreements because the contracts are cash settled with counterparties daily. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to similar credit policies. Collateral may be obtained based on management’s assessment of the customer.
Derivative contracts are valued using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of its derivatives. The interest rates used in these cash flow models are based on forward yield curves that are observable in the current cash and derivatives markets, consistent with how derivatives are valued by market participants. Cash flow models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage banking loan commitment is based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The change in fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices. The probability that the loan will fund is derived from the Corporation’s own historical empirical data. The change in value of the underlying mortgage loan is measured from the commitment date. At the time of issuance, the estimated fair value of the commitment is zero. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on March 31, 2007, December 31, 2006, and March 31, 2006.
Fair Value Hedges: The Corporation primarily uses interest-rate swaps, interest-rate futures, interest-rate caps and floors, interest-rate options, interest-rate forwards, and forward purchase and sales commitments to hedge the fair values of residential mortgage and commercial real estate loans held for sale and certain fixed-rate commercial portfolio loans for changes in interest rates. The Corporation also uses receive-fixed interest-rate swaps to hedge the fair value of certain fixed-rate funding products against changes in interest rates. The funding products hedged include purchased certificates of deposit, long-term FHLB advances, senior and subordinated long-term debt, and senior bank notes.
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
For the three months ended March 31, 2007 and 2006, the Corporation recognized total net ineffective fair value hedge (losses) gains of $(2) million and $1 million, respectively. Details of net ineffective hedge gains and losses by hedge strategy are presented in the tables on pages 43-44. Net ineffective hedge gains and losses on residential mortgage and commercial real estate loans held for sale are included in loan sale revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial portfolio loans and fixed-rate funding products are included in other noninterest income on the income statement.

Cash Flow Hedges: The Corporation hedges cash flow variability related to variable-rate commercial loans and funding products, specifically FHLB advances and senior bank notes. Interest-rate floors are used to hedge the cash flows associated with variable-rate commercial loans while interest-rate caps are used to hedge cash flows from the variable-rate funding products.
Retrospective hedge effectiveness for cash flow hedges of variable-rate funding products is determined using a dollar offset ratio applied on a monthly basis. Retrospective hedge effectiveness for variable-rate commercial loans is determined on a monthly basis using regression analysis. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For the three months ended March 31, 2007 and 2006, the Corporation recognized net ineffective cash flow hedge losses of $65 thousand and $34 thousand, respectively. These losses are included in other noninterest income on the income statement.
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At March 31, 2007, December 31, 2006, and March 31, 2006, accumulated other comprehensive income included a deferred after-tax net gain (loss) of $15 million, $(4) million and $8 million, respectively, related to derivatives used to hedge loan and funding cash flows. See Note 17 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative gain included in accumulated other comprehensive income at March 31, 2007 is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on loan and funding products through August 2013, with $(2) million of after-tax net loss expected to be recognized in net interest income within the next year. There were no gains or losses reclassified into earnings in the first three months of 2007 or 2006 arising from the determination that the original forecasted transaction would not occur.
Summary information regarding the interest-rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at March 31, 2007, December 31, 2006, and March 31, 2006 follows:

	March 31, 2007				December 31, 2006
				Net
		Derivative		Ineffective		Derivative
	Notional			Hedge	Notional
(In Millions)	Amount	Asset	Liability	Losses(a)	Amount	Asset	Liability

Fair Value Hedges
Commercial loans
Receive-fixed interest-rate swaps	$112	$1.0	$.2		$112	$1.0	$.3
Pay-fixed interest-rate swaps	2,151	23.1	8.2		2,712	33.3	10.3
Interest-rate caps sold	150	—	—		150	—	—
Interest-rate floors sold	100	—	—		100	—	—
Interest-rate collars purchased	5	—	.2		5	—	.2
Interest-rate futures purchased	1,968	—	—		2,204	—	—
Interest-rate futures sold	2,542	—	—		2,595	—	—

Total	7,028	24.1	8.6	$(1.1)	7,878	34.3	10.8

Mortgage loans held for sale
Forward commitments to sell mortgage loans and mortgage-backed securities	1,922	4.2	20.2		1,855	6.0	11.8
Receive-fixed interest-rate swaps	1,650	8.2	20.5		1,775	12.0	27.7
Pay-fixed interest-rate swaps	550	—	7.8		550	—	6.8
Interest-rate caps purchased	500	—	—		500	—	—
Interest-rate floors purchased	500	1.9	—		500	1.8	—

Total	5,122	14.3	48.5	(.4)	5,180	19.8	46.3

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	69	.6	.2		136	.2	1.3
Interest-rate swaps	49	.1	.3		—	—	—

Total	118	.7	.5	—	136	.2	1.3

Funding
Receive-fixed interest-rate swaps	7,282	112.2	97.4		7,991	112.1	115.8
Callable receive-fixed interest-rate swaps	2,691	—	79.4		2,706	—	87.5

Total	9,973	112.2	176.8	(.1)	10,697	112.1	203.3

Total derivatives used in fair value hedges	22,241	151.3	234.4	(1.6)	23,891	166.4	261.7

Cash Flow Hedges
Commercial loans
Interest-rate floors purchased	13,200	76.0	—		—	—	—
Funding
Pay-fixed interest-rate swaps	—	—	—		170	—	.9
Interest-rate caps purchased	300	—	—		300	.1	—

Total	300	—	—	(.1)	470	.1	.9

Total derivatives used in cash flow hedges	13,500	76.0	—	(.1)	470	.1	.9

Total derivatives used for interest-rate risk management and designated in SFAS 133 relationships	$35,741	$227.3	$234.4	$(1.7)	$24,361	$166.5	$262.6

(a)	Represents net ineffective hedge loss on hedging strategy for the three-month period ended March 31, 2007.

	March 31, 2006
				Net Ineffective
	Notional	Derivative		Hedge Gains
(In Millions)	Amount	Asset	Liability	(Losses)(a)

Fair Value Hedges
Commercial loans
Receive-fixed interest-rate swaps	$121	$1.2	$.4
Pay-fixed interest-rate swaps	3,430	65.4	17.6
Pay-fixed interest-rate swaptions sold	50	—	.2
Interest-rate caps sold	200	—	.1
Interest-rate floors sold	260	—	.1
Interest-rate futures purchased	2,742	—	—
Interest-rate futures sold	2,991	—	—

Total	9,794	66.6	18.4	$3.7

Mortgage loans held for sale
Forward commitments to sell mortgage loans and mortgage-backed securities	3,004	19.4	2.9
Receive-fixed interest-rate swaps	1,815	20.8	33.9
Pay-fixed interest-rate swaps	550	—	.8
Interest-rate caps purchased	2,000	9.5	—

Total	7,369	49.7	37.6	.5

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	104	.2	.1	—

Funding
Receive-fixed interest-rate swaps	8,177	95.8	172.6
Callable receive-fixed interest-rate swaps	2,541	—	117.2

Total	10,718	95.8	289.8	(3.1)

Total derivatives used in fair value hedges	27,985	212.3	345.9	1.1

Cash Flow Hedges
Funding
Interest-rate caps purchased	4,800	4.7	—

Total	4,800	4.7	—	—

Total derivatives used in cash flow hedges	4,800	4.7	—	—

Total derivatives used for interest-rate risk management and designated in SFAS 133 relationships	$32,785	$217.0	$345.9	$1.1

(a)	Represents net ineffective hedge gain (loss) on hedging strategy for the three-month period ended March 31, 2006.
Other Derivative Activities: The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. These derivatives primarily consist of interest-rate swaps, futures, options, caps, floors, and forwards used to hedge risk associated with declines in the value of residential mortgage servicing rights accounted for at fair value. Details of the specific derivative instruments used for mortgage servicing rights risk management as of March 31, 2007, December 31, 2006 and March 31, 2006 are presented in the following table.

	March 31, 2007			December 31, 2006			March 31, 2006
	Notional	Derivative		Notional	Derivative		Notional	Derivative
(In Millions)	Amount	Asset	Liability	Amount	Asset	Liability	Amount	Asset	Liability

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$5,675	$.5	$10.6	$4,300	$—	$22.2	$6,100	$.3	$4.8
Receive-fixed interest-rate swaps	6,970	42.5	84.9	5,570	12.9	124.0	11,615	35.4	384.2
Receive-fixed interest-rate swaptions purchased	3,650	66.6	—	7,300	58.9	—	7,400	21.5	—
Receive-fixed interest-rate swaptions sold	1,200	—	38.4	3,000	—	43.9	3,250	—	61.5
Pay-fixed interest-rate swaps	1,930	—	66.2	1,930	—	80.0	250	—	10.3
Pay-fixed interest-rate swaptions purchased	3,250	25.5	—	2,550	31.9	—	11,900	75.3	—
Pay-fixed interest-rate swaptions sold	1,200	—	38.8	2,000	—	39.1	1,700	—	23.6
Principal-only interest-rate swaps	384	—	5.4	396	—	6.2	834	—	11.8
Interest-rate caps purchased	500	—	—	2,500	—	—	23,850	57.8	—
Interest-rate caps sold	—	—	—	—	—	—	3,000	—	—
Interest-rate floors purchased	8,200	46.5	—	14,200	86.1	—	9,000	33.0	—
Interest-rate future option purchased	—	—	—	—	—	—	9,500	8.3	—
Interest-rate futures purchased	1,110	—	—	1,410	—	—	250	—	—

Total derivative instruments used for mortgage servicing right risk management not included in designated SFAS 133 hedge relationships	$34,069	$181.6	$244.3	$45,156	$189.8	$315.4	$88,649	$231.6	$496.2

Other derivatives held but not included in SFAS 133 hedge relationships include mortgage banking loan commitments, which are defined as derivative instruments under SFAS 133, and the forward commitments to sell mortgage loans and mortgage-backed securities which are used to hedge the loan commitments, other derivative instruments used to economically hedge interest-rate risk, and derivative instruments held for trading purposes, which are entered into for the purpose of making short-term profits or for providing risk management products to commercial banking customers.

A summary of the net assets and net gains or losses associated with derivative instruments not designated in SFAS 133 hedge relationships, including those used to hedge mortgage servicing rights, by type of activity follows:

	Net Derivative Asset			For the Three Months
	(Liability)			Ended March 31
	March 31	December 31	March 31	Net Gains (Losses)
(In Millions)	2007	2006	2006	2007	2006

Loan sale and servicing related:
Mortgage servicing right risk management	$(62.7)	$(125.6)	$(264.6)	$6.0	$(321.1)
Mortgage and commercial real estate loan commitments and loan risk management	7.9	17.0	(8.8)	(21.4)	11.1

Total loan sale and servicing related	(54.8)	(108.6)	(273.4)	(15.4)	(310.0)

Trading derivatives:
Customer risk management	31.0	29.6	26.0	4.7	3.3
Other	(7.1)	(8.2)	(4.7)	3.8	.1

Total trading	23.9	21.4	21.3	8.5	3.4

Used for other risk management purposes	8.1	78.4	18.5	(30.5)	(9.9)

Total other derivative instruments	$(22.8)	$(8.8)	$(233.6)	$(37.4)	$(316.5)

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
24. Line of Business Results
The Corporation manages its business by product and service offerings as well as the distribution channel through which these products and services are offered. Effective January 1, 2007, the Corporation implemented a reorganization of its management structure resulting in the following five reportable segments: Retail Banking, Commercial Banking — Regional, Commercial Banking — National, Mortgage Banking, and Asset Management. Each of these segments is further described below. All revenues and expenses not directly associated with or allocated to these segments are reported within Parent and Other. Prior periods’ results have been reclassified to conform with the current presentation.
Net income is the primary measure used by management to assess segment performance and allocate resources. Segment results are derived from the Corporation’s management reporting system. There is no comprehensive authoritative guidance on how to allocate revenues and expenses among business segments. The Corporation uses various methodologies to assign revenues, expenses and assets to its segments in an attempt to reflect the underlying economics of each business. These methodologies may differ from techniques applied by other financial institutions. The accounting policies of the segments are generally the same as the Corporation, except that certain transactions are presented differently within the segment results, as described below.
Net interest income is presented in the segment results on a tax-equivalent basis. Assets and liabilities within each business unit are match funded, and interest rate risk is centrally managed as part of investment funding activities. Net interest income of each segment also includes interest earned on securitized loans which, for management reporting purposes, continue to be reflected as owned by the business that manages those assets. Interest income and funding costs associated with securitized loans are eliminated within Parent & Other. The provision for credit losses is assigned to each segment based upon the required allowance for loan losses of each segment. Noninterest income, as well as certain operating expenses, can generally be directly identified with a specific business. Indirect expenses are allocated to each segment based on various methodologies to estimate usage. The income tax provision is assigned to each segment using a standard rate which considers federal, state and local income taxes as well as state franchise taxes. Adjustments to reconcile the segments’ income tax provision to the consolidated income tax provision are recorded within Parent and Other. Goodwill is assigned to each segment based on the fair value of each acquired business added to each segment in relation to the total acquisition cost. A risk-based methodology is used to allocate capital to the segments. Management periodically refines its methodologies to allocate revenues and expenses as well as assets, liabilities and capital to its various businesses.
Retail Banking provides banking services to consumers and small businesses within National City’s eight state footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, Retail Banking’s activities also include small business banking services, education finance, retail brokerage, and lending-related insurance services. Consumer lending products include home equity, government or privately guaranteed student loans, and credit cards and other unsecured personal and small business lines of credit. Significant revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees. Major expenses are credit, personnel costs, and branch network support.

Commercial Banking-Regional provides products and services to large and medium-sized corporations within National City’s eight state footprint. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, treasury management, syndicated lending, derivatives, stock transfer, investment banking, public finance, international services and dealer floorplan financing. Significant revenue sources are net interest income on loan and deposit accounts, brokerage revenue, leasing revenue and other fee income. A major source of revenue is from companies with annual sales in the $5 million to $500 million range across a diverse group of industries. Major expenses are credit and personnel costs.
Commercial Banking — National provides products and services to select customers in certain industries or distribution channels, as well as customers outside of the National City’s footprint. Major products and services include: loan sales and securitization, structured finance, syndicated loans, equity and mezzanine capital, mortgage warehouse lending, correspondent banking, multi-family real estate lending and commercial real estate lending in certain national markets. Significant revenue sources are loan sales revenue, principal investment gains and other fee income. Major expenses are primarily personnel costs.
Mortgage Banking originates residential mortgage, home equity lines and loans both within National City’s banking footprint and on a nationwide basis. Mortgage Banking is comprised of two business units: National City Mortgage (NCM) and National Home Equity (NHE). Mortgage loans originated by NCM generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. NCM’s business activities also include servicing mortgage loans for third party investors. NHE originates prime quality home equity loans and lines of credit outside National City’s banking footprint through a broker network. Significant revenue streams include net interest income earned on portfolio loans and loans held for sale, as well as loan sale and servicing revenue. Major expenses include credit, personnel costs, branch office costs, loan servicing and insurance expense.
The Asset Management business includes both institutional asset and personal wealth management. Institutional asset management services are provided by two business units — Allegiant Asset Management Group and Allegiant Asset Management Company. These business units provide investment management, custody, retirement planning services, and other corporate trust services to institutional clients, and acts as the investment advisor for the Allegiant® mutual funds. The clients served include publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City’s banking footprint and generally complementing its corporate banking relationships. Personal wealth management services are provided by two business units — Private Client Group and Sterling. Products and services include private banking services and tailored credit solutions, customized investment management services, brokerage, financial planning, as well as trust management and administration for affluent individuals and families. Sterling offers financial management services for high net worth clients.
Parent and Other contains revenues and expenses not directly associated with or allocated to the above segments, as well as investment funding activities including the investment portfolio, short and long-term borrowings, derivatives used for interest-rate risk management, and asset securitizations. Revenues and expenses associated with discontinued or exited products, services or business units, including the former First Franklin loan origination and servicing platform, are recorded with Parent and Other. Adjustments to reconcile the segment results to the consolidated financial statements are also recorded within Parent and Other.
Selected financial information by line of business follows. For further discussion on the segments’ results see the Financial Review section.

		Commercial	Commercial
	Retail	Banking –	Banking –	Mortgage	Asset	Parent	Consolidated
(In Thousands)	Banking	Regional	National	Banking	Management	and Other	Total

Three months ended March 31, 2007
Net interest income (a)	$519,504	$306,939	$82,028	$150,008	$35,834	$23,969	$1,118,282
Provision (benefit) for credit losses	64,013	(17,322)	(17,709)	28,449	551	48,864	106,846

Net interest income (expense) after provision	455,491	324,261	99,737	121,559	35,283	(24,895)	1,011,436
Noninterest income	259,322	122,814	45,462	84,348	88,910	19,665	620,521
Noninterest expense	433,840	189,106	52,083	203,401	82,912	210,018	1,171,360

Income (loss) before taxes	280,973	257,969	93,116	2,506	41,281	(215,248)	460,597
Income tax expense (benefit)(a)	108,242	98,168	34,918	932	15,604	(116,479)	141,385

Net income (loss)	$172,731	$159,801	$58,198	$1,574	$25,677	$(98,769)	$319,212

Intersegment revenue (expense)	$(618)	$6,908	$4,361	$(3,370)	$3,134	$(10,415)	—
Average assets (in millions)	25,100	38,932	11,001	24,530	3,975	34,272	$137,810

		Commercial	Commercial
	Retail	Banking –	Banking –	Mortgage	Asset	Parent	Consolidated
(In Thousands)	Banking	Regional	National	Banking	Management	and Other	Total

Three months ended March 31, 2006
Net interest income(a)	$489,513	$296,663	$78,852	$159,914	$31,177	$127,661	$1,183,780
Provision (benefit) for credit losses	28,613	(1,338)	(6,403)	9,170	703	(3,702)	27,043

Net interest income after provision	460,900	298,001	85,255	150,744	30,474	131,363	1,156,737
Noninterest income	240,036	106,580	62,796	(6,669)	85,193	167,711	655,647
Noninterest expense	413,558	176,360	45,614	198,851	80,185	234,107	1,148,675

Income (loss) before taxes	287,378	228,221	102,437	(54,776)	35,482	64,967	663,709
Income tax expense (benefit)(a)	110,784	87,051	36,733	(20,718)	13,412	(22,360)	204,902

Net income	$176,594	$141,170	$65,704	$(34,058)	$22,070	$87,327	$458,807

Intersegment revenue (expense)	$(601)	$5,709	$2	$4,234	$1,463	$(10,807)	—
Average assets (in millions)	24,370	36,735	10,066	26,730	3,622	37,873	$139,396

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.
25. Financial Holding Company
Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:
Balance Sheets

	March 31	December 31	March 31
(In Thousands)	2007	2006	2006

Assets
Cash and demand balances due from banks	$924,020	$1,315,479	$498,828
Loans to and receivables from subsidiaries	1,275,182	3,048,331	634,035
Securities	210,846	219,952	183,365
Other investments	8,423	192,398	267,226
Investments in:
Subsidiary banks	14,023,032	12,735,292	13,095,800
Nonbank subsidiaries	478,436	346,770	452,268
Goodwill	119,767	117,471	121,865
Derivative assets	64,804	67,632	58,138
Other assets	659,780	705,035	702,155

Total Assets	$17,764,290	$18,748,360	$16,013,680

Liabilities and Stockholders’ Equity
Long-term debt	$2,910,546	$2,308,802	$2,282,478
Borrowed funds from subsidiaries	850,251	948,705	342,864
Derivative liabilities	36,313	39,858	48,959
Accrued expenses and other liabilities	796,811	869,992	716,441

Total liabilities	4,593,921	4,167,357	3,390,742
Stockholders’ equity	13,170,369	14,581,003	12,622,938

Total Liabilities and Stockholders’ Equity	$17,764,290	$18,748,360	$16,013,680

Securities and other investments totaling $104 million at March 31, 2007 were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance include the junior subordinated debt securities payable to the wholly owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $842 million at March 31, 2007. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $1.0 billion at March 31, 2007. Additionally, the holding company guarantees National City Bank’s financial obligation under its membership with Visa® up to $600 million and MasterCard® up to $400 million.
Statements of Income

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Income
Dividends from:
Subsidiary banks	$—	$225,000
Nonbank subsidiaries	—	274
Interest on loans to subsidiaries	31,176	17,027
Interest and dividends on securities	1,323	2,577
Securities gains, net	687	11,460
Other income	4,100	23,718

Total Income	37,286	280,056

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Expense
Interest on debt and other borrowings	49,661	36,319
Other expense	37,056	32,717

Total Expense	86,717	69,036

(Loss) income before taxes and equity in undistributed net income of subsidiaries	(49,431)	211,020
Income tax benefit	(16,144)	(21,824)

(Loss) income before equity in undistributed net income of subsidiaries	(33,287)	232,844
Equity in undistributed net income of subsidiaries	352,499	225,963

Net Income	$319,212	$458,807

Statements of Cash Flows

	Three Months Ended
	March 31
(In Thousands)	2007	2006

Operating Activities
Net income	$319,212	$458,807
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(352,499)	(225,963)
Depreciation and amortization of properties and equipment	673	673
Decrease in receivables from subsidiaries	1,566,458	54,660
Securities gains, net	(687)	(11,460)
Other (losses) gains, net	6,350	(385)
Amortization of premiums and discounts on securities and debt	(580)	(2,273)
Decrease in accrued expenses and other liabilities	(107,760)	(141,811)
Excess tax benefit for share based payments	(10,729)	(7,079)
Other, net	39,677	24,937

Net cash provided by operating activities	1,460,115	150,106

Investing Activities
Purchases of securities	(29,345)	(10,250)
Proceeds from sales and maturities of securities	40,170	174,728
Net change in other investments	183,975	(28,571)
Principal collected on loans to subsidiaries	258,000	255,000
Net cash paid for acquisitions	(505,651)	—
Loans to subsidiaries	(45,000)	(5,000)
Investments in subsidiaries	—	(19,916)
Returns of investment from subsidiaries	2,940	—

Net cash (used in) provided by investing activities	(94,911)	365,991

Financing Activities
Issuance of debt	600,000	—
Repayment of debt	(154,640)	(128,866)
Excess tax benefit for share based payments	10,729	7,079
Dividends paid	(254,604)	(230,188)
Issuances of common stock	157,350	81,821
Repurchases of common stock	(2,115,498)	(256,116)

Net cash used in financing activities	(1,756,663)	(526,270)

Decrease in cash and demand balances due from banks	(391,459)	(10,173)
Cash and demand balances due from banks, January 1	1,315,479	509,001

Cash and Demand Balances Due from Banks, March 31	$924,020	$498,828

Supplemental Information
Cash paid for interest	$48,877	$34,472
Common shares and stock options issued for acquisitions	492,155	—

Retained earnings of the holding company included $8.4 billion, $8.0 billion, and $8.1 billion of equity in undistributed net income of subsidiaries at March 31, 2007, December 31, 2006, and March 31, 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL REVIEW
This Annual Report contains forward-looking statements. See page 71 for further information on the risks and uncertainties associated with forward-looking statements. The Financial Review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) as of March 31, 2007 and for the three months ended March 31, 2007 (the first quarter of 2007). The Financial Review should be read in conjunction with the accompanying Consolidated Financial Statements and notes presented on pages 4 through 48.
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
Tax-equivalent net interest income was $1.1 billion for the first quarter of 2007, approximately equal to the preceding quarter, and down about 6% compared to the first quarter a year ago. Net interest margin was stable compared to the preceding quarter and down slightly compared to a year ago. Average earning assets were also down slightly from the first quarter a year ago. This decline is a direct outcome of the Corporation’s “originate-and-sell” strategy for indirect, nonfootprint nonconforming mortgages and home equity lines and loans initiated in late 2005.
Average portfolio loans increased compared to the fourth quarter of 2006 due to recent acquisitions which added about $6.1 billion to the loan portfolio. On a year-over-year basis, average portfolio loans decreased due to the previously described originate-and-sell strategy, as well as the decision to transfer $6.0 billion of nonconforming mortgage loans to held for sale in the latter part of 2006. Average portfolio loans are expected to decrease throughout the year due to the run-off of the nonconforming mortgage portfolio and broker-sourced home equity portfolios exceeding growth in other loan categories.
The provision for credit losses for the first quarter of 2007 was $107 million, compared to $323 million in the fourth quarter of 2006, and $27 million in the first quarter a year ago. Commercial credit quality remained quite strong with net charge-offs at a historic low. Consumer credit losses for the first quarter of 2007 reflected a return to a normal state for consumer credit in a good economic environment. Consumer credit losses were abnormally low in the first quarter a year ago due to the effects of the 2005 bankruptcy reform. Weakness in housing and mortgage markets in 2007 had a slight negative credit impact on the residential real estate portfolio.
Noninterest income was $621 million for the first quarter of 2007, $718 million for the fourth quarter of 2006 (exclusive of the $984 million gain recorded on the sale of First Franklin) and $656 million in the first quarter a year ago. Deposit service fees and brokerage fees were lower than the fourth quarter of 2006 due to seasonally lower volumes of fee-generating transactions. Loan sale revenue was lower in the first quarter of 2007 compared to the preceding quarter and the first quarter a year ago due to weakness in the mortgage market and the sale of the First Franklin nonconforming mortgage origination platform on December 30, 2006. Fair value write-downs on nonconforming mortgage loans held for sale also contributed to the lower revenue compared to a year ago. Loan servicing revenue declined compared to the preceding quarter due to the sale of First Franklin servicing platform, but improved compared to a year ago due to lower mortgage servicing right hedging losses.
Noninterest expense was relatively flat, down 3% compared to the preceding quarter, and up 2% compared to the first quarter a year ago. Personnel costs declined on both a linked-quarter and year-over-year basis. The decrease in noninterest expense compared to the fourth quarter of 2006 reflects lower incentive compensation. Noninterest expense increased slightly compared to the first quarter a year ago due to costs associated with recent acquisitions and divestitures, as well as higher foreclosure costs.
BEST IN CLASS
Best In Class is a program designed to drive long-term performance improvement and cultural change. It includes re-engineering or replacement of business processes, incentive systems, and management structures. Progress continues on implementing these initiatives. Management estimates that Best In Class will improve pretax earnings by approximately $400 million in 2007 and $700 million in 2008. These estimates are subject to revision as implementation progresses.

RESULTS OF OPERATIONS
Net Interest Income
This section should also be reviewed in conjunction with the daily average balances/net interest income/rates tables presented on pages 73-75 of this financial review.
Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for federal income tax purposes. To compare the tax-exempt asset yields to taxable yields, interest amounts earned are adjusted to the pretax-equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustment to net interest income was $8 million for the first quarter of 2007, the fourth quarter of 2006 and the first quarter of 2006.
Tax-equivalent net interest income was $1.1 billion in both the first quarter of 2007 and the fourth quarter of 2006, compared to $1.2 billion for the first quarter of 2006. Net interest margin was 3.69% in the first quarter of 2007, comparable to the fourth quarter of 2006, and down from 3.81% in last year’s first quarter. The linked-quarter comparison of tax-equivalent net interest income and net interest margin was stable, as a more favorable funding mix was offset by narrower loan spreads. The year-over-year decrease in tax-equivalent net interest income resulted from a 12 basis point decrease in net interest margin coupled with a decrease in average earning assets. The year-over-year decline in average earning assets is a direct outcome of the Corporation’s originate-and-sell strategy for indirect, nonfootprint nonconforming mortgage, home equity loans, and home equity lines of credit initiated in late 2005. Management expects continued stability to slight improvement in net interest margin for the remainder of the year due mainly to continued improvement in funding mix.
Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources is included in the Financial Condition section beginning on page 57.
Noninterest Income
Details of noninterest income follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2007	2006	2006

Deposit service revenue	$204	$212	$189
Loan sale revenue	75	122	144
Loan servicing revenue	32	52	(44)
Trust and investment management fees	74	74	73
Leasing revenue	55	53	60
Brokerage revenue	40	59	34
Other service fees	37	47	32
Insurance revenue	34	31	32
Card-related fees	33	29	30
Gain on divestitures	—	984	—
Securities gains/(losses), net	27	(13)	12
Derivatives losses	(23)	(13)	(6)
Principal investment gains, net	10	30	34
Other	23	35	66

Total noninterest income	$621	$1,702	$656

Deposit service revenue decreased by $8 million, or 4% on a linked-quarter basis due to seasonally lower volumes of fee-generating transactions. On a year-over-year basis, deposit service revenue increased by $15 million, or 8%, which reflects continued growth in personal checking accounts, aided by recent acquisitions, as well as a higher volume of fee-generating transactions, including overdrafts, nonsufficient funds and debit card interchange fees.
Loan sale revenue includes loan sale or securitization gains/(losses) as well as gains/(losses) recognized on derivative instruments utilized to hedge certain loans prior to sale and mortgage banking commitments. Revenue by loan type is shown below:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2007	2006	2006

Residential real estate	$47	$85	$119
Commercial	16	9	14
Other consumer loans	12	28	11

Total loan sale revenue	$75	$122	$144

National City Mortgage (NCM) originations for sale increased 6% on a linked quarter basis and 23% compared to a year ago. NCM’s loan sales increased to $9.3 billion in the first quarter of 2007, up from $8.2 billion in the fourth quarter of 2006 and $8.8 billion in the first quarter a year ago. However, gain on sale margins declined in the first quarter of 2007, reflecting less liquidity in the capital markets, with higher recourse and hedging losses also depressing revenues. Home equity loans originated by National Home Equity (NHE) are also included in residential real estate loan sale revenue. Home equity loan sales were $1.1 billion in the first quarter of 2007, approximately equal to the preceding quarter with no such sales in the first quarter a year ago. Gain on sale of home equity loans declined by 15% on a linked-quarter basis, reflecting both lower margins and losses on interest-rate lock commitments.
Residential real estate loan sale revenue for the first quarter of 2007 was also affected by derivative and other hedging losses of $22 million. In the fourth quarter and first quarter of 2006, derivative and other hedging gains were $37 million and $11 million, respectively. The Corporation hedges the interest-rate risk of the mortgage pipeline and warehouse utilizing derivative instruments. In addition, certain mortgage banking commitments are deemed derivatives under SFAS 133.
Loan sale losses associated with First Franklin were $23 million in the first quarter of 2007 and $34 million in the fourth quarter of 2006, versus $60 million of revenue in the first quarter a year ago. The losses were due to fair value write-downs and other charges of $28 million in the first quarter of 2007 and $73 million in the preceding quarter. In light of unfavorable market conditions, the unsold loans were returned from held for sale to portfolio in March 2007.
Other consumer loan sales include home equity lines of credit, credit card, and student loans. Home equity lines of credit originated for sale declined by 4% on a linked-quarter basis but were up 23% versus the first quarter a year ago as the originate-and-sell strategy accelerated. Home equity lines sold were $1.8 billion in the first quarter of 2007, compared to $2.0 billion in the fourth quarter of 2006 and $1.1 billion in the first quarter a year ago. The gain on sale of home equity lines of credit declined about 5% compared to the fourth quarter and first quarter of 2006 as the product sold in the first quarter of 2007 was more slightly more seasoned than prior periods. Small gains were recognized on credit card securitizations completed in both the first quarter of 2007 and 2006.
The Corporation typically retains the right to service the mortgage loans it sells. Upon sale, the Corporation recognizes a mortgage servicing right (MSR), which represents the present value of the estimated net servicing cash flows to be realized over the estimated life of the underlying loan. The carrying value of MSRs was $2.1 billion at both March 31, 2007 and December 31, 2006 versus $2.4 billion at March 31, 2006. The sale of National City Home Loan Services (NCHLS) removed $223 million of mortgage servicing assets from the balance sheet at December 30, 2006.
Loan servicing revenue includes net contractual servicing fees, late fees, ancillary fees, servicing asset valuation adjustments, and gains or losses on derivatives and securities utilized to hedge mortgage servicing assets. The components of loan servicing revenue (loss) by product type follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2007	2006	2006

Residential real estate	$(6)	$4	$(73)
Other consumer loans	34	46	27
Commercial real estate	4	2	2

Total loan servicing revenue/(loss)	$32	$52	$(44)

The components of residential real estate loan servicing revenue are as follows:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2007	2006	2006

Net contractual servicing fees	$129	$166	$148
Servicing asset time decay and payoffs	(86)	(102)	(93)
MSR hedging gains/(losses):
Servicing asset valuation changes	(55)	(30)	193
Gains/(losses) on related derivatives	6	(30)	(321)

Net MSR hedging (losses)/gains	(49)	(60)	(128)

Total mortgage servicing (loss)/revenue	$(6)	$4	$(73)

Residential real estate servicing revenue declined compared to the fourth quarter of 2006 due primarily to the sale of the First Franklin nonconforming mortgage servicing platform, NCHLS, in December 2006. NCHLS contributed $23 million to loan servicing revenue in the fourth quarter of 2006 and $13 million in the first quarter of 2006.
The value of MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of MSRs. The Corporation manages the risk associated with declines in the value of MSRs using derivative instruments and securities. As shown in the above table, net MSR hedging losses declined to $49 million in the first quarter of 2007 compared to $60 million in the fourth quarter of 2006 and $128 million in the first quarter a year ago. Unrealized net losses associated with derivatives utilized to hedge MSRs were $63 million as of March 31, 2007. The ultimate realization of these losses can be affected by changes in interest rates, which may increase or decrease the ultimate cash settlement of these instruments.
Other consumer loans servicing revenue decreased on a linked-quarter basis due to lower income earned on credit card securitizations. Average credit card securitized balances were lower in the first quarter of 2007 as a $425 million securitization matured in January 2007 and was not immediately replaced. In addition, fourth quarter 2006 excess spread income was higher than usual as $4 million of excess spread income was released from a trust reserve account that was funded in the prior quarter.
Leasing revenue declined compared to the first quarter a year ago due to continued run-off of the leased automobile portfolio, which more than offset the growth in the commercial leasing portfolio. Brokerage revenue declined compared to the preceding quarter due to larger investment banking transactions in the fourth quarter. Brokerage revenue increased compared to the first quarter a year ago due to higher investment banking revenue, higher volumes of mutual fund commissioned sales, an increase in managed portfolio business, and lower losses on trading securities.
Other service fees declined compared to the fourth quarter of 2006 due to lower translation gains on foreign currency denominated loans. Other service fees increased compared to the first quarter a year ago due to higher loan syndication fees as well as larger translation gains on foreign currency denominated loans. Card-related fees have increased on higher interchange fees resulting from higher transaction volumes.
In the fourth quarter of 2006, the Corporation sold its First Franklin nonconforming mortgage origination and related servicing platform for a gain of $984 million. The purchase price is subject to adjustment in 2007.
Securities gains/(losses) in the first quarter of 2007 and fourth quarter of 2006 related to sales of fixed income securities maintained for balance sheet management purposes. Security gains recognized in the first quarter of 2006 related to the liquidation of the Corporation’s former bank stock fund.
Derivative gains/(losses) include certain ineffective hedge gains/(losses) on derivatives designated as SFAS 133 qualifying hedges, and fair value adjustments on derivatives not designated as SFAS 133 qualifying hedges. These derivatives are held for trading purposes, to hedge the fair value of certain recognized assets and liabilities, and to hedge certain forecasted cash flows. Derivatives used to hedge mortgage loans held for sale and MSRs are presented within loan sale revenue and loan servicing revenue, respectively. Larger net derivative losses were recognized in the first quarter of 2007 due to fair value write-downs recognized on derivatives held for interest-rate risk management purposes, which are not designated as SFAS 133 qualifying hedges. In addition, larger losses resulted from failed effectiveness tests on portfolio loan and funding hedges under SFAS 133.
Principal investments represent direct investments in private and public companies and indirect investments in private equity funds. Principal investment gains include both market value adjustments and realized gains from sales of these investments. Principal investment results can vary from year to year due to changes in fair value and decisions to sell versus hold various investments.

There were no significant unusual items in other noninterest income in the first quarter of 2007 or the fourth quarter of 2006. Other noninterest income for the first quarter of 2006 included $31 million of income related to the release of a chargeback guarantee liability associated with a now-terminated credit card processing agreement.
Noninterest Expense
Details of noninterest expense follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2007	2006	2006

Salaries, benefits, and other personnel	$633	$678	$641
Third-party services	86	95	79
Equipment	83	94	79
Net occupancy	78	78	73
Postage and supplies	41	32	37
Leasing expense	34	42	43
Marketing and public relations	33	46	28
Insurance expense	25	27	27
Impairment, fraud and other losses	21	3	19
State and local taxes	20	(9)	17
Travel and entertainment	18	21	18
Telecommunications	18	19	18
Intangible asset amortization	17	13	11
Other	64	71	59

Total noninterest expense	$1,171	$1,210	$1,149

Included within noninterest expense were acquisition-related integration costs of $16 million and $7 million for the first quarter of 2007 and the fourth quarter of 2006. There were no acquisition-related integration costs in the first quarter of 2006.
Details of salaries, benefits, and other personnel expense follow:

	Three Months Ended
	March 31	December 31	March 31
(Dollars in Millions)	2007	2006	2006

Salaries and wages	$350	$363	$352
Incentive compensation	159	218	171
Deferred personnel costs	(75)	(104)	(90)
Payroll taxes	49	34	53
Medical and other benefits	47	38	48
Contract labor	32	56	35
Retirement plans	31	18	28
Stock-based compensation	23	19	16
Severance and other	13	18	13
Deferred compensation	4	18	15

Total salaries, benefits, and other personnel	$633	$678	$641

Full-time-equivalent employees	32,311	31,270	33,848

Salaries, benefits, and other personnel costs decreased compared to the fourth quarter of 2006 due to lower incentive compensation, contract labor costs, and deferred compensation costs, offset to some extent by higher payroll taxes, retirement plan costs, and lower personnel cost deferrals.
Incentive compensation was higher in the prior quarter due to lower incentive-based commercial banking activities in the first quarter of 2007, offset by reserve adjustments arising from actual incentive payments being less than the amounts estimated at year end. The lower contract labor costs in the first quarter of 2007 reflect a decrease in project-related activities, partially associated with the sale of First Franklin. Market value adjustments on deferred compensation liabilities decreased in the first quarter of 2007 due to a decrease in the investment indices used to value these obligations.

Payroll taxes increased on a linked-quarter basis as certain employees typically reach their maximum taxable compensation limits later in the year. Retirement plan costs increased on a linked-quarter basis due to higher employee 401(k) deferrals, which the Corporation matches up to a certain limit, as well as a $4 million contribution to the Harbor employee stock ownership plan. Deferred personnel costs decreased in the first quarter of 2007 due to lower levels of mortgage originations as a result of the sale of the First Franklin origination platform.
On a year-over-year basis, salaries, benefits and other personnel costs decreased slightly primarily due to lower incentive compensation and favorable adjustments to deferred compensation liabilities partially offset by personnel cost deferrals, for substantially the same reasons as described above.
Third-party services decreased on a linked-quarter basis due to a greater utilization of external legal, consulting, and other professional services in the preceding quarter.
Equipment costs decreased compared to the prior quarter due to higher technology upgrade costs and software license fees in the preceding quarter.
Leasing expense decreased on a linked-quarter and year-over-year basis due to a smaller portfolio of equipment leased to others.
Marketing and public relations decreased compared to the prior quarter due to decreased advertising during the first quarter of 2007. Advertising and promotional spending is typically lower in the first quarter of the calendar year due to the timing of ad campaigns.
Impairment, fraud, and other losses increased on a linked-quarter basis which reflects increased early debt termination penalties, insurance loss provisions and other losses in the first quarter of 2007. In addition, the fourth quarter reflects a cumulative catch-up reclassification of reinsurance provision from noninterest expenses to the provision for credit losses.
State and local tax expense increased compared to the prior quarter due to a nonrecurring $27 million benefit recognized in the fourth quarter of 2006, representing the release of tax contingency reserves established in prior periods.
Intangible asset amortization increased compared to the prior quarters due to amortization related to intangibles recorded for recent acquisitions of Harbor and Fidelity.
Other noninterest expense decreased compared to the preceding quarter due to lower third party collection fees and lower losses on community development and civic partnerships. Other noninterest expense increased from a year ago as the first quarter of 2006 benefited from a reversal of interest expense recognized in prior periods for adjustments to state and local tax contingencies.
The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and noninterest income, was 67.37% in first quarter of 2007, compared to 42.71% in the preceding quarter, and 62.45% in the first quarter of 2006. The higher efficiency ratio in the first quarter of 2007 reflects lower noninterest income as the previous quarter included the $984 million pre-tax gain on the sale of First Franklin.
Income Taxes
The effective tax rate for the first quarter of 2007 was 30%, the same as the first quarter of last year. The tax provision for the first quarter of 2007 and 2006 included net tax benefits of $7 million and $10 million, respectively, related to resolution of certain tax contingencies and internal reorganizations and mergers. Management’s estimate of the effective tax rate for the full year is 32%.
Line of Business Results
The Corporation manages its business by product and service offerings as well as the distribution channel through which these products and services are offered. Effective January 1, 2007, the Corporation implemented a reorganization of its management structure resulting in the following five reportable segments: Retail Banking, Commercial Banking-Regional, Commercial Banking-National, Mortgage Banking, and Asset Management. Further discussion of the activities of each of these businesses is presented in Note 24. All revenues and expenses not directly associated with or allocated to these segments are reported within Parent and Other. Parent and Other also includes revenues and expenses associated with discontinued products or services, exited businesses, and runoff portfolios. Prior periods’ results have been reclassified to conform with the current presentation.

Net income (loss) by line of business follows:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2007	2006	2006

Retail Banking	$173	$133	$177
Commercial Banking – Regional	160	124	141
Commercial Banking – National	58	61	66
Mortgage Banking	2	39	(34)
Asset Management	26	21	22
Parent and Other	(100)	464	87

Consolidated net income	$319	$842	$459

Retail Banking: This business provides banking products and services to consumers and small businesses within National City’s eight state footprint. Net interest income was stable compared to the fourth quarter of 2006, and grew 6% compared to the first quarter a year ago, due to growth in outstanding loans and deposits and a wider spread on deposits. The provision for credit losses was $64 million in the first quarter of 2007, $83 million in the preceding quarter, and $29 million in the first quarter a year ago. Deposit and other service fees decreased 8% on a linked quarter basis due to seasonally lower transaction volume, but were up 5% compared to the first quarter a year ago which reflects growth in households. Average core deposits were $56.8 billion at March 31, 2007, compared to $55.9 billion at December 31, 2006 and $54.2 billion at March 31, 2006. Noninterest expense decreased compared to the fourth quarter of 2006 primarily due to a higher reinsurance provision recognized in the fourth quarter of 2006. A captive insurance company included in this segment reinsures a third party who provides mortgage insurance on the Corporation’s nonconforming mortgage portfolio. During the fourth quarter, a significant increase in forecasted credit losses on this portfolio led to a reinsurance provision of $65 million. In the first quarter of 2007 and 2006, the reinsurance provision was $3 million and $6 million, respectively.
Commercial Banking — Regional: This business provides products and services to large and medium-sized companies within National City’s eight state footprint. Net interest income was about equal to the fourth quarter, and up 4% compared to the first quarter of 2006. The year-over-year increase reflects 8% growth in average loans outstanding, offset to some extent by narrower spreads on loans and deposits. The (benefit)/provision for credit losses was $(17) million in the first quarter of 2007, $22 million in the fourth quarter of 2006, and $(1) million in the first quarter a year ago. The reversal of previously recognized provision in the first quarter of 2007 reflects improvements in the underlying loss factors used to calculate the allowance, driven in part by a refinement in the method of allocating recoveries on previously charged-off commercial and commercial real estate loans within the loan loss model. Noninterest income was about equal to the fourth quarter of 2006 but grew by 15% compared to the first quarter last year. On a year-over-year basis, leasing revenue was up 33%, brokerage revenue increased 23%, and banking fees were up 9%. Operating expenses decreased by 6% on a linked-quarter basis due primarily to lower incentive compensation. Compared to the first quarter of last year, operating expenses increased 7% on higher business volumes.
Commercial Banking – National: This business provides banking products and services to targeted customer segments in selected industries or distribution channels, as well as corporate customers outside of National City’s footprint. Net interest income was stable compared to the fourth quarter of 2006, and up 4% versus the first quarter a year ago. The year-over-year increase reflects an increase in average loans outstanding and deposit balances, offset somewhat by narrower spreads on loans and deposits. The (benefit)/provision for credit losses was $(18) million in the first quarter of 2007, $13 million in the fourth quarter of 2006, and $(6) million in the first quarter a year ago. The reversal of previously recognized provision in the first quarter of 2007 reflects the same factors as the Commercial Banking – Regional provision reversal described above. Noninterest income decreased compared to the preceding quarter and the first quarter a year ago primarily due to lower gains on principal investments which were $10 million in the first quarter of 2007, $28 million the fourth quarter of 2006, and $34 million in the first quarter of 2006. Noninterest expenses increased 7% on a linked-quarter basis and 14% on a year-over-year basis due to higher business volumes and market expansion.
Mortgage Banking: This business originates residential mortgages, home equity loans, and home equity lines of credit both within National City’s banking footprint and on a nationwide basis through two units, National City Mortgage (NCM) and National Home Equity (NHE). Net interest income increased 4% on a linked-quarter basis, but decreased 6% on a year-over-year basis due primarily to continued run-off of the NHE portfolio. NCM’s net interest income increased 10% on both a linked-quarter and year-over-year basis on higher production volumes, offset somewhat by lower spreads. NHE’s net interest income was stable on a linked-quarter basis but declined 16% on a year-over-year basis as the portfolio continues to decline following the implementation of the originate-and-sell strategy in late 2005. The provision for credit losses was $28 million in the first quarter of 2007, $22 million in the preceding quarter, and $9 million in the first quarter of 2006. The higher provision is associated with the NHE run-off portfolio.
Noninterest income decreased compared to the fourth quarter but was improved compared to a year ago. Loans sale revenues were $12.2 billion in the first quarter of 2007, $11.2 billion in the fourth quarter of 2006, and $9.9 billion in the first quarter a year ago. Loan sale revenue declined despite higher volume due to lower gain on sale and warehouse hedging losses. NCM’s gain on sale margin declined compared to the fourth quarter of 2006 primarily due to lower margins on non-prime (Alt-A) loans, which represent about 20% of NCM’s production. Compared to the first quarter a year ago, NCM’s gain on sale margin declined due to higher recourse and fraud loss provisions, as well as a higher percentage of lower margin nonprime sales. NHE’s gain on sale of home equity loans also declined due to market deterioration. Net derivative and other hedging losses recorded within loan sale revenue, associated with managing the price risk of loans held for sale, were $22 million in the first quarter of 2007 versus net gains of $39 million in the fourth quarter of 2006 and $13 million in the first quarter of 2006.
Loan servicing losses decreased due to lower MSR hedging losses which were $49 million in the first quarter of 2007, $56 million in the preceding quarter and $123 million in the first quarter a year ago. The unpaid principal balance associated with mortgage and home equity lines and loans serviced for others was $173.9 billion at March 31, 2007, $169.4 billion at December 31, 2006 and $163.3 billion at March 31, 2006. Noninterest expense was relatively flat compared to the fourth quarter and first quarter of last year despite higher foreclosure costs.
Asset Management: This segment includes both institutional asset management and personal wealth management services. Net interest income grew 6% compared to the preceding quarter and grew 15% compared to the first quarter a year ago. The year-over-year increase reflects an increase in deposits and loans, offset to some extent by narrower spreads on loans and deposits. The provision for credit losses was less than $1 million in the first quarter of 2007, $5 million in the preceding quarter, and $1 million in the first quarter a year ago. Noninterest income was up slightly compared to the preceding quarter and up 4% compared to the first quarter last year primarily due to higher personal trust fee revenue. Operating expenses were stable compared to the fourth quarter of 2006 and up 3% versus the first quarter a year ago. Assets under administration grew to $113.9 billion at March 31, 2007, up from $112.2 billion at December 31, 2006, and $110.7 billion at March 31, 2006.
Parent and Other: Parent and Other includes the results of investment funding activities, discontinued products and services, unallocated corporate income and expense, intersegment revenue and expense eliminations and reclassifications. Parent and Other also includes the operating results of the former First Franklin nonconforming mortgage origination and servicing platform, as well as recent acquisitions prior to systems conversions.Comparisons with prior periods are also affected by acquisition integration costs and other unusual or infrequently occurring items.
Net interest income decreased in comparison to prior periods as the loan portfolios within Parent and Other are all in run-off mode. Average loans outstanding were $11.6 billion in the first quarter of 2007, $18.7 billion in the fourth quarter of 2006, and $24.6 billion in the first quarter a year ago. The provision/(benefit) for credit losses was $49 million in the first quarter of 2007, $179 million in the fourth quarter of 2006, versus $(4) million in the first quarter of 2006. The fourth quarter 2006 provision for credit losses reflects higher forecasted losses for the nonconforming mortgage portfolio, including $65 million of reinsurance losses reclassified from noninterest expense.
Noninterest income for the fourth quarter of 2006 included a $984 million pretax gain realized on the sale of First Franklin. First Franklin’s loan sale and servicing loss was $23 million in the first quarter of 2007 and $11 million in the preceding quarter, versus revenue of $73 million in the first quarter a year ago. Loan sale and loan servicing revenue/(loss) will not recur in future periods due to the sale of the First Franklin unit and management’s decision to retain the remaining nonconforming mortgages in portfolio. Recent acquisitions contributed $11 million to noninterest income in the first quarter of 2007, with no significant income in prior periods. The first quarter of 2006 included $31 million of income related to the release of a chargeback guarantee liability from a now-terminated credit card processing contract. Security gain/(losses) were $27 million in the first quarter of 2007, $(13) million in the fourth quarter of 2006, and $12 million in the first quarter a year ago.
Noninterest expense increased slightly compared to the fourth quarter of 2006. The fourth quarter of 2006 included a number of unusual or nonrecurring items, including the aforementioned reclassification of $65 million of reinsurance losses from noninterest expense to the provision for credit losses. Recent acquisitions operating expenses were $51 million in the first quarter of 2007, with no significant costs in prior periods. Acquisition integration costs were $16 million in the first quarter of 2007 and $7 million in the fourth quarter of 2006, with no significant costs in the first quarter a year ago. Net income tax benefits were $7 million in the first quarter of 2007, $5 million in the fourth quarter of 2006, and $10 million in the first quarter a year ago. These benefits arose from return-to-provision true-ups, the tax consequences of internal reorganizations and mergers of certain subsidiaries, and the resolution of certain tax contingencies. Compared to the first quarter a year ago, noninterest expense declined due to the sale of First Franklin, offset somewhat by operating and integration costs associated with recent acquisitions.

Financial Condition
This section should also be reviewed in conjunction with the average balance sheets presented on pages 72-75.
Average Earning Assets

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2007	2006	2006

Portfolio loans
Commercial	$30,985	$30,106	$27,540
Commercial construction	4,722	4,058	3,426
Commercial real estate	12,976	12,066	12,022
Residential real estate	26,604	23,837	32,921
Home equity lines of credit	14,409	14,896	20,979
Credit card and other unsecured lines of credit	3,019	2,803	2,515
Other consumer	5,483	5,358	6,028

Total portfolio loans	98,198	93,124	105,431
Loans held for sale or securitization	11,769	17,425	8,826
Securities (at amortized cost)	7,704	7,806	7,719
Other	3,872	3,133	2,483

Total earning assets	$121,543	$121,488	$124,459

Average portfolio loans increased by 5% in the first quarter of 2007 from the previous quarter, and decreased by 7% from the year ago quarter. The linked-quarter increase was primarily due to recent acquisitions which added approximately $6 billion to portfolio loans.
The year-over-year decrease in average portfolio loans reflected the originate-and-sell strategy for nonconforming mortgage loans and nonfootprint, broker sourced home equity loans and lines of credit, along with the transfer of approximately $6 billion of nonconforming mortgage loans to held for sale during the third quarter of 2006. Approximately $4 billion of the nonconforming mortgage loans transferred to held for sale were sold during the fourth quarter of 2006. There were no further sales during the first quarter of 2007, and due to unfavorable market conditions, the remaining loans, totaling $1.6 billion, were moved back to portfolio during March 2007. The remaining nonconforming mortgage loans and nonfootprint, broker-sourced home equity loans and lines of credit portfolio are in run-off, and portfolio balances will continue to decline.
Average loans held for sale or securitization decreased from the previous quarter, and increased from the year ago quarter. The linked-quarter decrease was primarily the result of the previously mentioned sale of nonconforming mortgage loans during the fourth quarter of 2006, and the return to portfolio for the remaining nonconforming loans during March 2007. The increase from the year ago quarter was the result of increased volumes of conforming mortgages, home equity loans, and home equity lines of credit held for sale, offset by the decrease in nonconforming residential mortgages held for sale.
The following table summarizes the period-end commercial, commercial construction and commercial real estate portfolios by major industry and exposure to individual borrowers as of March 31, 2007.

			Average	Largest Loan
	Outstanding	% of	Loan Balance	to a Single
(Dollars in Millions)	Balance	Total	Per Obligor	Obligor

Real estate	$13,702	28%	$.9	$61
Consumer cyclical	8,721	18	1.1	114
Industrial	6,908	14	1.3	57
Consumer noncyclical	5,810	12	.6	37
Basic materials	3,901	8	1.8	45
Financial	3,074	6	1.7	107
Services	1,930	4	.4	58
Energy and utilities	878	2	1.2	35
Technology	887	2	3.6	30
Miscellaneous	3,030	6	.3	44

Total	$48,841	100%

Average Interest Bearing Liabilities and Funding

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2007	2006	2006

Noninterest bearing deposits	$16,831	$16,695	$16,766
Interest bearing core deposits	59,491	54,022	51,213

Total core deposits	76,322	70,717	67,979
Purchased deposits	11,525	13,805	15,008
Short-term borrowings	6,312	9,226	8,378
Long-term debt	25,164	25,886	31,719

Total purchased funding	43,001	48,917	55,105
Stockholders’ equity	14,398	13,388	12,468

Total funding	$133,721	$133,022	$135,552

Total interest bearing liabilities	$102,492	$102,939	$106,318

Total core deposits, excluding mortgage escrow deposits and HELOC custodial balances	$72,783	$66,514	$64,192

The percentage of each funding source to total funding follows:

	Three Months Ended
	March 31	December 31	March 31
	2007	2006	2006

Noninterest bearing deposits	12.6%	12.6%	12.3%
Interest bearing core deposits	44.5	40.6	37.8

Total core deposits	57.1	53.2	50.1
Purchased deposits	8.6	10.4	11.1
Short-term borrowings	4.7	6.9	6.2
Long-term debt	18.8	19.5	23.4

Total purchased funding	32.1	36.8	40.7
Stockholders’ equity	10.8	10.0	9.2

Total	100.0%	100.0%	100.0%

Interest bearing core deposits have increased as a percentage of total funding due to recent acquisitions and consumer preference for interest bearing products in a higher rate environment. Additionally, core deposits are a larger percentage of funding due to recent acquisitions, strong deposit growth, and reduced need for purchased funds.
Capital
The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. Further detail on capital and capital ratios is included in Notes 16 and 17 to the Consolidated Financial Statements. Information on stockholders’ equity is presented in the following table.

(Dollars in Millions, Except Per Share Amounts)	March 31, 2007	December 31, 2006	March 31, 2006

Stockholders’ equity	$13,170	$14,581	$12,623
Equity as a percentage of assets	9.51%	10.40%	9.00%
Book value per common share	$22.12	$23.06	$20.69

The following table summarizes share repurchase activity for the first quarter of 2007.

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number	Average	Publicly Announced	Purchased Under the
	of Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased(a)	Per Share	Authorizations(b)	Authorizations(c)

January 1 to January 31, 2007	240,413	$31.26	—	43,465,400
February 1 to February 28, 2007	439,078	38.03	—	43,465,400
March 1 to March 31, 2007	55,739,284	38.29	55,190,938	28,600,100

Total	56,418,775	$38.26	55,190,938

(a)	Includes 14,865,300 shares repurchased under the October 24, 2005 and December 19, 2006 share repurchase authorizations, 40,325,638 shares purchased under the“modified Dutch auction” tender offer authorized January 25, 2007, and 1,227,837 shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

(b)	Included in total number of shares purchased [column (a)]. Includes 40,325,638 shares purchased on March 7, 2007 under the “modified Dutch auction” tender offer authorized January 25, 2007.

(c)	Shares available to be repurchased under the December 19, 2006 authorization as of March 31, 2007.
On April 24, 2007, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to the previous authorization of December 19, 2006. The October 24, 2005 repurchase authorization was completed on March 30, 2007. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. During the first quarter of 2007 and 2006, the Corporation repurchased 14.9 million and 7.5 million shares, respectively. An additional 20.1 million shares were repurchased in April 2007. As of April 30, 2007, 48.5 million shares remain authorized for repurchase. Management intends to continue share repurchases over the rest of the year, subject to market conditions, maintenance of targeted capital ratios, and applicable regulatory constraints.
On January 25, 2007, the Corporation’s Board of Directors authorized a modified “Dutch auction” tender offer to purchase up to 75 million shares of its outstanding common stock, at a price range not greater than $38.75 per share nor less than $35.00 per share, for a maximum aggregate repurchase price of $2.9 billion. The tender offer expired on February 28, 2007 and on March 7, 2007, the Corporation accepted for purchase 40.3 million shares of its common stock at $38.75 per share for an aggregate price of $1.6 billion. The share repurchase authorizations described above were unaffected by the tender offer.
National City declared and paid dividends per common share of $.39 during the first quarter of 2007, up two cents from the same quarter of 2006. The dividend payout ratio, representing dividends per share divided by earnings per share, was 78.0% and 50.0% for the first quarter of 2007 and 2006, respectively. The dividend payout ratio is continually reviewed by management and the Board of Directors, and the current intention is to pay out approximately 45% of earnings in dividends over time. On April 2, 2007, the Board of Directors declared a dividend of $.39 per common share payable on May 1, 2007.
At March 31, 2007, the Corporation’s market capitalization was $22.2 billion. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in the following table.

	2007	2006
	First	Fourth	Third	Second	First
NYSE: NCC	Quarter	Quarter	Quarter	Quarter	Quarter

High	$38.94	$37.47	$37.42	$38.04	$36.25
Low	34.82	35.29	34.50	34.38	33.26
Close	37.25	36.56	36.60	36.19	34.90

RISK MANAGEMENT
National City management, with the oversight of the Board of Directors, has in place enterprise-wide structures, processes, and controls for managing and mitigating risk, with particular emphasis on credit, market, and liquidity risks.
Credit Risk
The Corporation’s lending activities are subject to varying degrees of credit risk. Credit risk is mitigated through portfolio diversification, the management of industry and client exposure levels, collateral protection, credit risk transfer strategies, and credit policies and underwriting guidelines. Note 1 to the Consolidated Financial Statements describes the accounting policies related to nonperforming loans and charge-offs and the methodologies used to develop the allowance for loan losses and lending-related commitments. Policies governing nonperforming loans and charge-offs are consistent with regulatory standards.
The Corporation executed a credit risk transfer agreement on a $5.0 billion pool of nonconforming mortgage loans to provide protection against unexpected catastrophic credit losses. As of March 31, 2007, the remaining outstanding balance of loans subject to this protection was $2.1 billion. The Corporation bears the risk of credit losses up to the first loss position, estimated at 3.5% of the initial pool balance. The counterparty to this arrangement would bear the risk of additional credit losses up to $263 million, subject to adjustment as the portfolio pays down. To date, credit losses on this portfolio have not exceeded the first loss position. Probable credit losses on the underlying loans are included in the determination of the allowance for loan losses.
The Corporation has purchased mortgage insurance to reduce its exposure to credit losses on certain first and second lien nonconforming mortgages, as well as home equity loans and lines of credit. These policies provide varying levels of coverage, deductibles, and stop loss limits. As of March 31, 2007, the outstanding balance of insured first and second lien nonconforming mortgage loans subject to this insurance was $1.8 billion and $2.0 billion, respectively; and the outstanding balance of insured home equity lines and loans was $437 million. Credit losses covered by third-party insurance arrangements are excluded from the determination of the allowance for loan losses to the extent an insurance recovery is deemed probable.
A third-party mortgage insurance provider has been denying a meaningful number of claims on second lien nonconforming mortgages for reasons that management believes are inappropriate. In the first quarter of 2007, management changed its charge-off practices and recovery forecast on this portfolio to reflect an assumed loss of insurance coverage for all such loans in dispute. A provision for credit losses of $20 million arose from these revised assumptions regarding assumed loss of insurance coverage. Management intends to continue to pursue its contractual right to payment under this contract. To the extent the Corporation ultimately prevails on disputed claims, recoveries will be recognized when received.
Certain of these insurance arrangements are subject to reinsurance by a wholly-owned subsidiary of the Corporation. Expected reinsurance losses are included within the provision for credit losses and the related reinsurance reserves are included in the allowance for loan losses in the consolidated financial statements. See Note 20 for further information on reinsurance arrangements.
Portfolio Loans: The percentage of portfolio loans in each category to total portfolio loans at period end follows:

	March 31	December 31	March 31
	2007	2006	2006

Commercial	31.3%	32.5%	27.5%
Commercial construction and real estate	17.7	17.5	15.1
Residential real estate	28.1	26.0	31.9
Home equity lines of credit and other consumer loans	19.9	20.9	23.1
Credit card and other unsecured lines of credit	3.0	3.1	2.4

Total	100.0%	100.0%	100.0%

At March 31, 2007, residential real estate represented a larger percentage of portfolio loans compared to year end due to a recently completed acquisition and the transfer back to portfolio of $1.6 billion of nonconforming mortgage loans which were classified as held for sale at year end.
Compared to March 31, 2006, residential real estate and home equity lines of credit represented a smaller percentage of the total loan portfolio due to the originate-and-sell strategy implemented in late 2005 for indirect, nonfootprint mortgage and home equity lines and loans, as well as the sale of nearly $4.0 billion of nonconforming mortgage portfolio loans in late 2006. As a result of the implementation of the originate-and-sell strategy, the residential real estate and home equity line of credit portfolios are more seasoned than in prior periods. As such, these portfolios will tend to have higher instances of nonperforming and delinquent loans.
Nonperforming Assets: Detail of nonperforming assets follows:

	March 31	December 31	March 31
(Dollars in Millions)	2007	2006	2006

Commercial	$120	$124	$165
Commercial construction	51	38	27
Commercial real estate	118	111	117
Residential real estate	247	227	174

Total nonperforming loans	536	500	483
Other real estate owned (OREO)	263	229	151
Mortgage loans held for sale and other	2	3	13

Total nonperforming assets	$801	$732	$647

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	.80%	.76%	.63%
Period-end total assets	.58	.52	.46

Nonperforming loans at March 31, 2007 included $32 million of nonperforming loans added from the acquisition of Fidelity. Most of the acquired nonperforming loans were residential real estate loans or commercial real estate loans. Nonperforming commercial loans decreased compared to year end due to the charge-off of $18 million of nonperforming commercial leases in the first quarter of 2007, with no significant additions to nonperforming status. Commercial construction nonperforming loans increased in 2007 as the result of several loans being added to this classification in the first quarter of 2007. Other real estate owned has increased due to a weaker housing market, resulting in higher foreclosure rates, as well as a longer elapsed time to complete foreclosures. Total nonperforming assets increased compared to the first quarter a year ago for substantially the same reasons. The Harbor acquisition, completed just prior to year end, added approximately $7 million of nonperforming assets, substantially all within the residential real estate category.
As of March 31, 2007, loans to residential real estate developers represented approximately 15% of nonperforming loans. There were no other industry or geographic concentrations within nonperforming loans at March 31, 2007. At March 31, 2007, the Corporation had commitments to lend an additional $24 million to borrowers whose loans are currently classified as nonperforming.
Delinquent Loans: Detail of loans 90 days past due accruing interest follows:

	March 31	December 31	March 31
(In Millions)	2007	2006	2006

Commercial	$46	$31	$35
Commercial construction	9	9	2
Commercial real estate	31	18	5
Residential real estate	835	708	475
Home equity lines of credit	47	37	20
Credit card and other unsecured lines of credit	35	35	20
Other consumer	10	11	8
Mortgage loans held for sale and other	19	89	29

Total loans 90 days past due accruing interest	$1,032	$938	$594

Commercial loan delinquencies increased in the first quarter of 2007 due to continued growth in the portfolio, as well as a higher delinquency rate. The linked-quarter and year-over-year increase in residential real estate and home equity lines of credit delinquencies reflect weakness in the housing market which has caused more financial stress on borrowers. The linked-quarter increase in residential real estate also corresponds with the decline in delinquent mortgage loans held for sale. Management had planned to sell a $1.6 billion pool of nonconforming mortgages. Due to unfavorable market conditions, this pool of loans was returned to portfolio in the first quarter of 2007. Delinquent credit card and other unsecured lines of credit increased compared to the first quarter a year ago due to unusually low delinquencies a year ago due to the effects of the 2005 bankruptcy reform.
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: To provide for the risk of loss inherent in extending credit, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments. The determination of the allowance for loan losses is based upon the size and risk characteristics of the loan portfolio and includes an assessment of individual impaired loans, historical loss experience on pools of homogeneous loans, specific environmental factors, and factors to account for estimated imprecision in forecasting losses. The allowance for losses on lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of drawdown on the commitment.
A summary of the changes in the allowance for loan losses follows:

	Three Months Ended
	March 31	March 31
(Dollars in Millions)	2007	2006

Balance at beginning of period	$1,131	$1,094
Provision for loan losses	122	32
Charge-offs:
Commercial	34	45
Commercial construction	1	—
Commercial real estate	3	7
Residential real estate	72	46
Home equity lines of credit	23	21
Credit card and other unsecured lines of credit	35	28
Other consumer	14	26

Total charge-offs	182	173

Recoveries:
Commercial	11	16
Commercial construction	—	—
Commercial real estate	1	2
Residential real estate	5	12
Home equity lines of credit	6	4

	Three Months Ended
	March 31	March 31
(Dollars in Millions)	2007	2006

Credit card and other unsecured lines of credit	5	6
Other consumer	7	12

Total recoveries	35	52

Net charge-offs	147	121
Other(a)	(2)	(4)

Balance at end of period	$1,104	$1,001

Portfolio loans outstanding at period end	$99,566	$102,269
Allowance as a percentage of:
Portfolio loans	1.11%	.98%
Nonperforming loans	206.1	207.1
Annualized net charge-offs	184.7	204.3

(a)	Other includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and reinsurance claims paid to third parties.
A summary of the changes in the allowance for losses on lending-related commitments follows:

	Three Months Ended
	March 31	March 31
(Dollars in Millions)	2007	2006

Balance at beginning of period	$78	$84
Net provision for losses on lending-related commitments	(15)	(5)

Balance at end of period	$63	$79

Total provision for credit losses	$107	$27

Annualized net charge-offs as a percentage of average loans by portfolio type follow:

	Three Months Ended
	March 31	December 31	March 31
	2007	2006	2006

Commercial	.31%	.35%	.42%
Commercial construction	.04	.74	(.03)
Commercial real estate	.07	.15	.17
Residential real estate	1.03	.62	.43
Home equity lines of credit	.48	.50	.35
Credit card and other unsecured lines of credit	3.99	3.21	3.45
Other consumer	.50	.73	.93

Total net charge-offs to average portfolio loans	.61%	.54%	.46%

Commercial net charge-offs decreased compared to prior periods due to stable credit quality of the overall portfolio. Commercial construction net charge-offs were unusually high in the fourth quarter of 2006. As the commercial construction portfolio is relatively small, a few large charge-offs can have a significant impact on the annualized net charge-off ratio. Residential real estate net charge-offs for the first quarter of 2007 include $24 million of charge-offs related to the second lien nonconforming mortgage loans where the third party mortgage insurance coverage is in dispute. In the first quarter and fourth quarter of 2006, there were no significant charge-offs in the insured portfolio. Compared to the first quarter a year ago, residential real estate and home equity line of credit net charge-offs have increased due to the decline in the housing market. Credit card and other unsecured lines of credit net charge-offs in the first quarter of 2007 reflect a return to more normal levels of charge-offs. Credit card net charge-offs were favorably affected in 2006 by lower than normal charge-offs which were the result of a large volume of consumer bankruptcy filings in late 2005. Other consumer net charge-offs declined compared to the fourth quarter of 2006 primarily due to higher recoveries recognized in the first quarter of 2007. Other consumer net charge-offs were higher in the first quarter a year ago due to the record number of consumer bankruptcy filings in late 2005.

An allocation of the allowance for loan losses and allowance for losses on lending-related commitments by portfolio type is shown below.

	March 31	December 31	March 31
(In Millions)	2007	2006	2006

Allowance for loan losses:
Commercial	$414	$459	$466
Commercial construction and commercial real estate	158	140	133
Residential real estate	283	280	159
Home equity lines of credit and other consumer loans	111	102	100
Credit card and other unsecured lines of credit	138	150	143

Total	$1,104	$1,131	$1,001

Allowance for losses on lending-related commitments:
Commercial	$63	$78	$79

As of March 31, 2007, a lower allowance was allocated to the commercial portfolio and includes a refinement in the method of applying commercial and commercial real estate loan recoveries within the loss migration analysis. As of March 31, 2007, a higher allowance was allocated to the commercial construction and commercial real estate portfolios due to growth, largely the result of recent acquisitions. The allowance allocated to the residential real estate portfolio is substantially equal to year end as these loans have performed consistent with year end loss forecasts. Compared to the first quarter a year ago, the residential real estate allowance increased due to deterioration in credit quality particularly among nonconforming mortgage loans. The Corporation had $8.2 billion of nonconforming mortgage loans as of March 31, 2007. This run-off portfolio is expected to decline to approximately $5 billion over the remainder of 2007 due to paydowns and payoffs.
The home equity and other consumer loans allowance increased compared to prior periods primarily due to higher delinquencies. The allowance allocated to credit card and other unsecured lines of credit declined compared to year end which reflects lower loss factors, as well as seasonally lower outstanding balances compared to year end. The allowance for losses on commercial lending-related commitments declined for substantially the same reasons described for the commercial portfolio. Refer to the Application of Critical Accounting Policies section for further discussion of the allowance for loan losses.
Market Risk
Market risk is the potential for loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest-rate risk is National City’s primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Management Committee (ALCO) is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest-rate risk. The guidelines established by ALCO are reviewed by the Risk and Public Policy Committee of the Corporation’s Board of Directors. The Corporation does not currently have any material equity price risk or foreign currency exchange rate risk.
Asset/Liability Management: The primary goal of asset/liability management is to maximize the net present value of future cash flows and net interest income within authorized risk limits. Interest-rate risk is monitored primarily through modeling of the market value of equity and secondarily through earnings simulation. Both measures are highly assumption dependent and change regularly as the balance sheet and business mix evolve; however, taken together they represent a reasonably comprehensive view of the magnitude of interest-rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest-rate relationships. The key assumptions employed by these measures are analyzed regularly and reviewed by ALCO.
Interest-rate Risk Management: Financial instruments used to manage interest-rate risk include investment securities and interest-rate derivatives, which include interest-rate swaps, interest-rate caps and floors, interest-rate forwards, and exchange-traded futures and options contracts. Interest-rate derivatives have characteristics similar to securities but possess the advantages of customization of the risk-reward profile of the instrument, minimization of balance sheet leverage, and improvement of the liquidity position. Further discussion of the use of and the accounting for derivative instruments is included in Notes 1 and 23 to the Consolidated Financial Statements.
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

The sensitivity of MVE to changes in interest rates is an indication of the longer-term interest-rate risk embedded in the balance sheet. A primary measure of the sensitivity of MVE to movements in rates is defined as the Duration of Equity (DOE). DOE represents the estimated percentage change in MVE for a 1% instantaneous, parallel shift in the yield curve. Generally, the larger the absolute value of DOE, the more sensitive the value of the balance sheet is to movements in rates. A positive DOE indicates the MVE should increase as rates fall, or decrease as rates rise. A negative DOE indicates that MVE should increase as rates rise, or decrease as rates fall. Due to the embedded options in the balance sheet, DOE is not constant and can shift with movements in the level or shape of the yield curve. ALCO has set limits on the maximum and minimum acceptable DOE at +3.0% and -1.0%, respectively, as measured between +/-150 basis point instantaneous, parallel shifts in the yield curve.
The most recent market value model estimated the current DOE at +1.3%, slightly above the long-term target of 1.0% but consistent with management’s view on interest rates. DOE would rise to +2.3% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +3.0%. DOE would decline to +.7% given a parallel shift of the yield curve down 150 basis points and would be within the minimum constraint of -1.0%.
Earnings Simulation Modeling: The earnings simulation model projects changes in net income caused by the effect of changes in interest rates on net interest income. The model requires management to make assumptions about how the balance sheet is likely to evolve through time in different interest-rate environments. Loan and deposit growth rate assumptions are derived from historical analysis and management’s outlook, as are the assumptions used to project yields and rates for new loans and deposits. Mortgage loan prepayment models are developed from industry median estimates of prepayment speeds in conjunction with the historical prepayment performance of the Corporation’s own loans. Noncontractual deposit growth rates and pricing are modeled on historical patterns.
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
The most recent earnings simulation model projects that net income would be .5% higher than base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 1.1% if rates were two standard deviations below the implied forward curve over the same period. Both of the earnings simulation projections of net income were within the ALCO guideline of -4.0%.
The earnings simulation model excludes the potential effects on noninterest income and noninterest expense associated with changes in interest rates. In particular, revenue generated from originating, selling, and servicing residential mortgage loans is highly sensitive to changes in interest rates due to the direct effect such changes have on loan demand and the value of MSRs. In general, low or declining interest rates typically lead to increased loan sales revenue but potentially lower loan servicing revenue due to the impact of higher loan prepayments on the value of MSRs. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence loan sales revenue while loan servicing revenue may rise due to lower prepayments. In addition, net interest income earned on loans held for sale increases when the yield curve steepens and decreases when the yield curve flattens. Risk related to mortgage banking activities is also monitored by ALCO.
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
Funds are available from a number of sources, including the securities portfolio, core deposits, the capital markets, the Federal Reserve Bank, the Federal Home Loan Bank, the U.S. Treasury, and through the sale or securitization of various types of assets. Funding sources did not change significantly during the first quarter of 2007. Core deposits, which continue to be the most significant source of funding, comprised 58%, 54% and 52% of funding at March 31, 2007, December 31, 2006 and March 31, 2006. Refer to the Financial Condition section for further discussion on changes in funding sources. Asset securitizations have also been used as a source of funding over the past several years. During the first quarter of 2007, the Corporation securitized $425 million of credit card loans. Further discussion of securitization activities is included in Note 5 to the Consolidated Financial Statements.
At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. At March 31, 2007, the main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, the commercial paper market, and access to the capital markets. As discussed in Note 16 to the Consolidated Financial Statements, the Corporation’s bank subsidiary is subject to regulation and, among other things, may be limited in its ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company. There were no cash dividends declared and paid by the Corporation’s bank and nonbank subsidiaries during the first quarter of 2007. Returns of capital paid to the holding company by nonbank subsidiaries during the first quarter of 2007 totaled $4 million. There were no returns of capital paid to the holding company by the bank subsidiary during the first quarter of 2007.
Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At March 31, 2007, December 31, 2006 and March 31, 2006, $1.0 billion, $812 million and $1.3 billion, respectively, of commercial paper borrowings were outstanding.
During the first quarter of 2007, the holding company issued $600 million of senior notes which completed its existing shelf registration. In April 2007, the Corporation’s Board authorized the holding company to issue up to $1.5 billion in senior debt securities or subordinated debt securities in future periods. A new shelf registration will be filed with the Securities and Exchange Commission at the time of issuance of these securities.
The Corporation also has in place an additional shelf registration with the Securities and Exchange Commission, to allow for the sale over time of an unspecified amount of junior subordinated debt securities to subsidiary trusts, and an equal amount of capital securities of the trusts in the capital markets. There were no issuances during the first quarter of 2007. Further discussion of junior subordinated debentures is included in Note 15 to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
The Corporation’s financial obligations include contractual obligations and commitments that may require future cash payments.
Contractual Obligations: The following table presents significant fixed and determinable contractual obligations by payment date as of March 31, 2007. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements.

		Payments Due In
		One	One to	Three to	Over
	Note	Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$60,335	—	—	—	$60,335
Consumer and brokered certificates of deposits(b)		25,321	$3,145	$1,368	$2,743	32,577
Federal funds borrowed and security repurchase agreements(b)		5,969	—	—	—	5,969
Borrowed funds(b)	13	1,589	—	—	—	1,589
Long-term debt(b)	14,15	11,003	8,768	2,943	8,468	31,182
Operating leases		161	252	179	503	1,095
Purchase obligations		184	184	98	1	467

(a)	Excludes interest.

(b)	Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at March 31, 2007. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
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

As of March 31, 2007, the liability for uncertain tax positions, including associated interest and penalties, was $219 million pursuant to FIN 48. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.
The Corporation did not have any commitments or obligations to its qualified pension plan at March 31, 2007 due to the overfunded status of the plan. The Corporation also has obligations under its supplemental pension and postretirement plans as described in Note 22 to the Consolidated Financial Statements. These obligations represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate these plans at any time.
The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the Consolidated Balance Sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change as market interest rates change. Certain contracts, such as interest-rate futures, are cash settled daily, while others, such as interest-rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at March 31, 2007 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 23 to the Consolidated Financial Statements.
Commitments: The following table details the amounts and expected maturities of significant commitments as of March 31, 2007. Further discussion of these commitments is included in Note 20 to the Consolidated Financial Statements.

	One	One to	Three to	Over
	Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Commercial	$11,768	$9,061	$5,099	$412	$26,340
Residential real estate	12,748	—	—	—	12,748
Revolving home equity and credit card lines	34,252	7	—	275	34,534
Other	639	—	—	—	639
Standby letters of credit	2,636	1,760	828	81	5,305
Commercial letters of credit	167	22	28	—	217
Net commitments to sell mortgage loans and mortgage-backed securities	2,832	—	—	—	2,832
Net commitments to sell commercial real estate loans	211	19	—	—	230
Commitments to fund principal investments	25	26	121	125	297
Commitments to fund civic and community investments	358	204	76	35	673
Commitments to purchase beneficial interests in securitized automobile loans	487	—	—	—	487

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at March 31, 2007. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate at which the commitments are invested, as determined by the general or limited partners of the funds.
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
In the first quarter of 2007, the Corporation securitized a $425 million pool of credit card receivables (Series 2007-1) following the January 2007 maturity of its Series 2002-1 credit card securitization. The initial carrying values of retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The fair value of the interest-only strip was estimated by discounting the projected future cash flows of this security. The Corporation retained the right to service these loans. Servicing fees to be received approximated the current market rate for servicing fees, therefore, no servicing asset or liability was recognized. Further discussion on the accounting for securitizations is included in Note 1 to the Consolidated Financial Statements, and detail regarding securitization transactions and retained interests is included in Note 5.
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
An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans and leases exceeding policy thresholds are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $35 million at March 31, 2007, $60 million at December 31, 2006 and $58 million at March 31, 2006. This element of the allowance decreased compared to year end and the first quarter a year ago primarily due to charge-offs of previously reserved impaired passenger airline leases.

Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include all other loans and leases not individually evaluated for impairment as discussed above. For commercial loans, a loss migration analysis is performed which averages historic loss ratios. In 2007, management refined its method of applying commercial and commercial real estate loan recoveries within the loss migration analysis. In prior periods, commercial and commercial real estate recoveries were largely applied to the nonperforming loan category. In 2007, these recoveries have now been applied to all loan grades to produce what management believes is a more accurate estimate of the net loss ratio for each category. For consumer loans, average historical losses are utilized to estimate losses currently inherent in the portfolio. Consumer loans are pooled by probability of default within product segments. The probability of default is based on historical performance of customer attributes, such as credit score, loan-to-value, origination date, collateral type, worst delinquency, and other relevant factors. Credit losses on certain consumer loans are covered by lender-paid mortgage insurance. These insurance policies have various levels of coverage, deductibles, and stop loss limits. Management considers probable third-party insurance recoveries in its assessment of estimated losses for pools of homogeneous loans. One of the third party mortgage insurance providers for the run-off nonconforming mortgage loan portfolio has been rejecting a meaningful number of claims for reasons that management feels are inappropriate. During the first quarter of 2007, changes were made to the Corporation’s charge-off practices and loss forecast for this portfolio to reflect an assumed loss of insurance coverage for claims in dispute. The allowance for pools of homogeneous loans was $713 million at March 31, 2007, $757 million at December 31, 2006 and $625 million at March 31, 2006. This element in the allowance decreased compared to year end primarily due to the effect of the previously described change in the method of applying commercial loan recoveries. Compared to a year ago, this element of the allowance increased due to higher estimated losses on residential real estate loans.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. Imprecision occurs because historic loss patterns may not be representative of losses inherent in the current portfolio. Reasons for imprecision include expansion of the Corporation’s footprint, changes in economic conditions, and difficulty identifying triggering events, among other factors. Imprecision is estimated by comparing actual losses incurred to previously forecasted losses over several time periods. The volatility of this imprecision, as expressed in terms of the standard deviation of the difference between the actual and forecasted losses, is used to calculate an imprecision percentage that represents the probable forecast error. The imprecision percentage is applied to the current portfolio balance to determine the required allowance. The allowance established for imprecision was $419 million at March 31, 2007, $392 million at December 31, 2006 and $364 million at March 31, 2006. This element of the allowance increased compared to year end and the first quarter a year ago primarily due to growth in the commercial, commercial real estate and residential real estate portfolios.
Finally, the allowance considers specific environmental factors which pose additional risks that may not have been adequately captured in the elements described above. For each environmental risk, a range of expected losses is calculated based on observable data. Management applies judgment to determine the most likely amount of loss within the range. Historically, this element of the allowance has provided for losses on loans acquired in acquisitions where loss history and underwriting information were incomplete or materially different than that of the Corporation’s existing portfolio, as well as expected losses on certain credit risks in excess of the amounts predicted using the methods described above. When an allowance is established for environmental risks, conditions for its release are also established. This element of the allowance was $33 million at March 31, 2006. There were no environmental risks provided for within the allowance for loan losses as of either March 31, 2007 or December 31, 2006. During 2006, charge-offs of passenger airline leases and consumer loans arising from bankruptcy filings depleted the environmental component of the allowance. In addition, the risk that acquired loans were subject to different underwriting standards diminished with ongoing paydowns, payoffs, and refinancings.
There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. To the extent that actual outcomes differ from management’s estimates, additional provision for credit losses could be required, or a reversal of previously recognized provision may occur, either of which could have a material impact on earnings in future periods.
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
The allowance for loan losses and the allowance for losses on lending-related commitments are assigned to business lines based on the nature of the loan portfolio in each business line. Commercial Banking-Regional, Commercial Banking-National, Retail Banking, and Mortgage Banking have been assigned most of the allowance, and accordingly, would be the business lines most affected by actual outcomes differing from prior estimates.

Valuation of Mortgage Servicing Rights (MSRs): The Corporation employs a risk management strategy designed to protect the value of MSRs from changes in interest rates. MSR values are hedged with securities and a portfolio of derivatives, primarily interest-rate swaps, options, mortgage-backed forwards, and futures contracts. As interest rates change, these financial instruments are expected to have changes in fair value which are negatively correlated to the change in fair value of the hedged MSR portfolio. The hedge relationships are actively managed in response to changing market risks over the life of the MSR assets. Selecting appropriate financial instruments to hedge this risk requires significant management judgment to assess how mortgage rates and prepayment speeds could affect the future values of MSRs.
Management has elected fair value as its measurement method for MSRs. Management measures net MSR hedging gains/(losses) as the change in the fair value of mortgage servicing rights, exclusive of changes associated with time decay and payoffs, compared to the change in the fair value of the associated financial instruments. Hedging results are frequently volatile in the short term, but over longer periods of time the hedging strategies have been largely successful in protecting the economic value of the MSR portfolio.
MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Management periodically assesses the reasonableness of its model inputs, and the resulting fair value of MSRs, by obtaining third-party broker estimates of market value of the MSR portfolio.
The fair value of MSRs and significant inputs to the valuation model are shown below.

	March 31	December 31	March 31
	2007	2006	2006
(Dollars in Millions)	NCM	NCM	NCM	NCHLS(a)

Fair value	$2,090	$2,094	$2,235	$127
Weighted-average life (in years)	5.4	5.0	5.6	2.0
Weighted-average constant prepayment rate (CPR)	18.16%	17.66%	15.57%	40.44%
Weighted-average discount rate	9.78	9.77	9.87	13.98

(a)	National City Home Loan Services (NCHLS) was sold effective December 30, 2006.
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
The Corporation employs an internal proprietary model to estimate future prepayments. In the first quarter of 2006, a third-party model was utilized to estimate loan prepayments. Both models used empirical data drawn from the historical performance of the Corporation’s managed portfolio. However, the internal proprietary model considers more loan characteristics which management believes make it a better predictor of actual prepayment rates.
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

March 31,
(Dollars in Millions)	2007

Fair value	$2,090
Prepayment rate:
Decline in fair value from 10% adverse change	$105
Decline in fair value from 20% adverse change	241
Discount rate:
Decline in fair value from 10% adverse change	70
Decline in fair value from 20% adverse change	135

Derivative Instruments: The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest-rate movements. The Corporation also has residential and commercial mortgage loan commitments, which are defined as derivatives under SFAS 133, and enters into derivatives for trading purposes.
All derivative instruments are carried at fair value on the balance sheet. The Corporation values its derivative instruments using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of derivatives. The interest rates used in these cash flow models are based on forward yield curves observable in the current cash and derivatives markets, consistent with how derivatives are valued by most market participants. As of March 31, 2007, the recorded fair values of derivative assets and liabilities were $589 million and $619 million, respectively.
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
At the inception of each SFAS 133 hedge relationship, management performs a prospective test of the effectiveness of the hedge. For hedges of funding products and commercial real estate loans originated for sale, management reviews the terms of the hedge instrument compared to the terms of the hedged item to assess whether the hedge relationship is expected to be highly effective. For all other SFAS 133 hedge relationships, a quantitative prospective test is performed at the inception of the hedge to assess the effectiveness of the hedge.
For each SFAS 133 hedge relationship, a quantitative retrospective test is performed to determine if the hedge was highly effective. The methods utilized to retrospectively test hedge effectiveness, as well as the frequency of testing, vary based on the hedged item and the designated hedge period. For fair value hedges of fixed-rate debt including certificates of deposit, the Corporation utilizes a dollar offset ratio to test hedge effectiveness on a monthly basis. For fair value hedges of portfolio loans and residential mortgage loans held for sale, a dollar offset ratio test is performed on a daily basis. Effectiveness testing for commercial real estate loans originated for sale is measured using a dollar offset ratio test applied on either a monthly or quarterly basis. For cash flow hedges, a dollar offset ratio test is applied on a monthly basis. There are no known sources of variability between the hedge instrument and the hedged item that are excluded from the effectiveness test.
When we fail a retrospective hedge effectiveness test, the change in the derivative’s fair value is recognized in earnings without a corresponding offset for the hedged item. Further, a quantitative prospective test is employed to determine whether the hedge relationship is expected to be highly effective in future periods. For these prospective tests, the dollar offset ratio method is used to test the hedge relationship under various interest-rate shock scenarios.
Because the majority of the derivative instruments are used to protect the value of recognized assets and liabilities on the balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can still occur if the derivative instruments are not effective in hedging changes in the fair value of those assets and liabilities. Changes in the fair values of derivative instruments associated with mortgage banking activities are included in either loan sale revenue or loan servicing revenue on the income statement and affect the results of the Mortgage Banking line of business. Changes in the fair values of other derivatives are included in other noninterest income on the income statement and are primarily generated from investment funding activities that are not allocated to the business lines. Notes 1 and 23 to the Consolidated Financial Statements provide further discussion on the accounting and use of derivative instruments.
Income Taxes: The Corporation is subject to the income tax laws of the U.S., its states and other jurisdictions where it conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations, and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law. The Internal Revenue Service (IRS) has completed their examinations of the Corporation’s income tax returns for years prior to 2002. The examination of the Corporation’s tax returns for 2002 is nearly complete, and the examination of tax years 2003-2004 is currently in process. At this time, the IRS has not proposed any significant adjustments to the Corporation’s tax positions claimed in these returns.
The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of this new accounting standard, the Corporation recognized a $31 million increase in its estimated liability for uncertain tax positions ($24 million net of tax), which was recorded as the cumulative effect of an accounting change, reducing the opening balance of retained earnings. As of March 31, 2007, the estimated liability for uncertain tax positions was $219 million. Approximately $132 million of that liability pertains to tax positions where a change in the actual or estimated outcome would increase or decrease the provision for income taxes.

It is reasonably possible that the liability for uncertain tax positions could significantly increase or decrease in the next 12 months due to the completion of tax authorities’ exams or the expiration of the statute of limitations. Management estimates that the liability for uncertain tax positions could decrease by $8 million within the next 12 months.
The Corporation recognizes interest and penalties associated with uncertain tax positions within the income tax provision. During the three months ended March 31, 2007 and 2006, the provision/(benefit) for interest and penalties was $3 million and $(6) million, respectively. As of March 31, 2007, the Corporation had accrued interest and penalties of $36 million.
Recent Accounting Pronouncements and Developments
Note 2 to the Consolidated Financial Statements discusses accounting standards recently adopted by the Corporation and the expected impact of recently issued accounting standards that are not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this Financial Review and Notes to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, the Corporation’s ability to effectively execute its business plans; changes in general economic and financial market conditions; changes in interest rates; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Corporation’s annual report on Form 10-K for the year ended December 31, 2006, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at nationalcity.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

CONSOLIDATED AVERAGE BALANCE SHEETS

	March 31	March 31
(In Millions)	2007	2006

Assets
Earning Assets:
Portfolio loans:
Commercial	$30,985	$27,540
Commercial construction	4,722	3,426
Commercial real estate	12,976	12,022
Residential real estate	26,604	32,921
Home equity lines of credit	14,409	20,979
Credit card and other unsecured lines of credit	3,019	2,515
Other consumer	5,483	6,028

Total portfolio loans	98,198	105,431
Loans held for sale or securitization:
Commercial	38	12
Commercial real estate	174	86
Residential real estate	8,520	7,977
Home equity lines of credit	2,669	331
Student	—	4
Credit card	368	416

Total loans held for sale or securitization	11,769	8,826
Securities available for sale, at cost	7,704	7,719
Federal funds sold and security resale agreements	1,748	327
Other investments	2,124	2,156

Total earning assets	121,543	124,459
Allowance for loan losses	(1,154)	(1,092)
Fair value depreciation of securities available for sale	(11)	(28)
Cash and demand balances due from banks	2,965	3,326
Properties and equipment	1,495	1,311
Equipment leased to others	553	707
Other real estate owned	239	104
Mortgage servicing rights	2,175	2,191
Goodwill	4,479	3,310
Other intangible assets	256	161
Derivative assets	244	140
Accrued income and other assets	5,026	4,807

Total Assets	$137,810	$139,396

Liabilities
Deposits:
Noninterest bearing	$16,831	$16,766
NOW and money market	32,582	28,367
Savings	2,433	2,106
Consumer time	24,476	20,740
Brokered retail CDs	3,006	5,492
Other	917	1,047
Foreign	7,602	8,469

Total deposits	87,847	82,987

Federal funds borrowed and security repurchase agreements	5,072	6,198
Borrowed funds	1,240	2,180
Long-term debt	25,164	31,719
Derivative liabilities	353	188
Accrued expenses and other liabilities	3,736	3,656

Total Liabilities	123,412	126,928

Total Stockholders’ Equity	14,398	12,468

Total Liabilities and Stockholders’ Equity	$137,810	$139,396

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

	Daily Average Balances
	2007	2006
	First	Fourth	Third	Second	First
(Dollar in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$31,023	$30,141	$29,594	$28,777	$27,552
Commercial construction	4,722	4,058	3,723	3,507	3,426
Commercial real estate	13,150	12,167	12,177	12,242	12,108
Residential real estate	35,124	38,222	40,392	40,898	40,898
Home equity lines of credit	17,078	17,711	18,610	20,549	21,310
Credit card and other unsecured lines of credit	3,387	2,888	2,654	2,528	2,931
Other consumer	5,483	5,362	5,319	6,016	6,032

Total loans	109,967	110,549	112,469	114,517	114,257
Securities available for sale, at cost:
Taxable	7,257	7,313	7,351	7,260	7,153
Tax-exempt	447	493	523	542	566

Total securities available for sale	7,704	7,806	7,874	7,802	7,719
Federal funds sold, security resale agreements and other investments	3,872	3,133	2,783	2,808	2,483

Total earning assets/total interest income/rates	121,543	121,488	123,126	125,127	124,459
Allowance for loan losses	(1,154)	(941)	(988)	(1,009)	(1,092)
Fair value depreciation of securities available for sale	(11)	(4)	(120)	(120)	(28)
Nonearning assets	17,432	16,350	16,416	16,021	16,057

Total assets	$137,810	$136,893	$138,434	$140,019	$139,396

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$32,582	$29,538	$28,810	$28,872	$28,367
Savings accounts	2,433	1,834	1,903	2,042	2,106
Consumer time deposits	24,476	22,650	21,966	21,463	20,740
Other deposits	3,923	4,471	5,210	5,855	6,539
Foreign deposits	7,602	9,334	8,878	7,518	8,469
Federal funds borrowed	1,237	3,675	3,286	1,746	2,823
Security repurchase agreements	3,835	3,614	3,590	3,364	3,375
Borrowed funds	1,240	1,937	1,925	2,768	2,180
Long-term debt	25,164	25,886	29,432	33,087	31,719

Total interest bearing liabilities/ total interest expense/rates	102,492	102,939	105,000	106,715	106,318
Noninterest bearing deposits	16,831	16,695	16,740	17,057	16,766
Accrued expenses and other liabilities	4,089	3,871	4,007	3,682	3,844

Total liabilities	123,412	123,505	125,747	127,454	126,928
Total stockholders’ equity	14,398	13,388	12,687	12,565	12,468

Total liabilities and stockholders’ equity	$137,810	$136,893	$138,434	$140,019	$139,396

Tax-equivalent net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Quarterly Interest
	2007	2006
	First	Fourth	Third	Second	First
(Dollars in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$582	$577	$572	$529	$480
Commercial construction	83	81	73	67	62
Commercial real estate	237	229	224	218	209
Residential real estate	633	706	750	738	712
Home equity lines of credit	336	349	363	373	370
Credit card and other unsecured lines of credit	96	81	75	69	83
Other consumer	94	89	90	100	99

Total loans	2,061	2,112	2,147	2,094	2,015
Securities available for sale, at cost:
Taxable	97	101	99	97	92
Tax-exempt	8	8	9	10	10

Total securities available for sale	105	109	108	107	102
Federal funds sold, security resale agreements and other investments	52	49	43	42	36

Total earning assets/total interest income/rates	$2,218	$2,270	$2,298	$2,243	$2,153
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$249	$221	$211	$194	$172
Savings accounts	8	2	3	3	3
Consumer time deposits	287	265	245	224	202
Other deposits	51	60	68	74	74
Foreign deposits	91	115	112	86	86
Federal funds borrowed	16	50	44	22	31
Security repurchase agreements	41	40	38	32	28
Borrowed funds	16	25	23	32	23
Long-term debt	341	359	404	409	350

Total interest bearing liabilities/ total interest expense/rates	$1,100	$1,137	$1,148	$1,076	$969
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income	$1,118	$1,133	$1,150	$1,167	$1,184

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Average Annualized Rate
	2007	2006
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	7.60%	7.61%	7.66%	7.38%	7.06%
Commercial construction	7.12	7.87	7.83	7.62	7.36
Commercial real estate	7.31	7.44	7.31	7.13	7.02
Residential real estate	7.23	7.39	7.41	7.22	6.97
Home equity lines of credit	7.87	7.87	7.82	7.26	6.94
Credit card and other unsecured lines of credit	11.47	11.12	11.24	10.95	11.44
Other consumer	6.91	6.56	6.70	6.68	6.66

Total loans	7.55	7.61	7.61	7.32	7.10
Securities available for sale, at cost:
Taxable	5.39	5.53	5.37	5.37	5.12
Tax-exempt	7.03	7.03	6.98	7.07	7.20

Total securities available for sale	5.48	5.62	5.48	5.49	5.27
Federal funds sold, security resale agreements and other investments	5.41	6.20	6.00	6.05	5.92

Total earning assets/total interest income/rates	7.36%	7.44%	7.43%	7.18%	6.96%
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	3.09%	2.97%	2.89%	2.70%	2.46%
Savings accounts	1.34	.65	.64	.57	.49
Consumer time deposits	4.76	4.65	4.43	4.19	3.95
Other deposits	5.31	5.30	5.19	5.02	4.62
Foreign deposits	4.84	4.86	5.00	4.61	4.12
Federal funds borrowed	5.32	5.31	5.33	5.02	4.49
Security repurchase agreements	4.35	4.33	4.25	3.83	3.36
Borrowed funds	5.30	5.14	4.82	4.62	4.19
Long-term debt	5.47	5.52	5.45	4.95	4.46

Total interest bearing liabilities/ total interest expense/rates	4.35%	4.39%	4.34%	4.04%	3.69%
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income

Interest spread	3.01%	3.05%	3.09%	3.14%	3.27%
Contribution of noninterest bearing sources of funds	.68	.68	.64	.59	.54

Net interest margin	3.69%	3.73%	3.73%	3.73%	3.81%

(a)	Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 63-64 of this report are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
National City management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2007, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
On October 11, 2006, Allegiant Asset Management Company (Allegiant), a registered investment adviser and an indirect subsidiary of National City Corporation, was notified that the Pacific Regional Office of the Securities and Exchange Commission (SEC) is conducting an examination concerning marketing arrangements Allegiant may have with entities that provide administrative services to the Allegiant Funds. The Corporation and Allegiant are cooperating fully with the SEC, and on January 12, 2007, Allegiant submitted a written response to the SEC’s inquiries. Due to the preliminary stage of this investigation, management is not able to predict the outcome of this examination.
On August 23, 2005, the Office of Inspector General issued its final audit concerning late submitted requests to the Department of Housing and Urban Development for FHA insurance made between May 1, 2002 and April 30, 2004 by National City Mortgage Co., a subsidiary of National City Bank. One of the recommendations contained in the final audit was for a determination to be made as to the legal sufficiency of possible remedies under the Program Fraud Civil Remedies Act. In late 2006, the Department of Housing and Urban Development referred the matter to the Department of Justice’s Civil Division to determine if possible civil claims exist under the Program Fraud Civil Remedies Act and the False Claims Act. The Company is cooperating with the Department of Justice in its civil claims investigation. The nature and amount of any liabilities that might arise from this investigation are not determinable at this time.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in the Corporation’s 2006 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 58-59 of this report are incorporated herein by reference.

ITEM 6. EXHIBITS
Exhibits
Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the March 31, 2007 Form 10-Q have been filed separately with the SEC and are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.
Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference).

3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.

4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through February 28, 2005) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on February 28, 2005, and incorporated herein by reference) related to stockholder rights.

4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.4	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.

10.1	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.2	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

10.3	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.4	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.5	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.6	Form of contracts with Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, James R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert, Daniel J. Frate, Ted M. Parker, and Paul D. Geraghty (filed as Exhibit 10.29 to Registrant’s Form S-4 Registration Statement No. 333-45609 dated February 4, 1998, and incorporated herein by reference).

10.7	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.8	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.9	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.10	National City Corporation Retention Plan for Executive Officers, Amended and Restated effective January 1, 2005 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.11	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 [on Form S-8] to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.12	National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.13	National City Corporation Supplemental Cash Balance Pension Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.14	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.15	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

10.16	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.17	The National City Corporation Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.18	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.19	Summary of Non-employee Director’s Compensation (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on December 19, 2006, and incorporated herein by reference).

10.20	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.21	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.22	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.23	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.24	Credit Agreement dated as of April 12, 2001, by and between National City and the banks named therein (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference) and the Assumption Agreement dated June 11, 2002 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.25	Agreement to Terminate Change in Control Benefits between National City Corporation and David A. Daberko(filed as exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.26	The National City Corporation Long-Term Cash and Equity Incentive Plan (filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter year ended September 30, 2005, and incorporated herein by reference).

10.27	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.28	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.29	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.30	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.31	Provident Financial Group, Inc. Deferred Compensation Plan (filed as Exhibit 10.22 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.32	Provident Financial Group, Inc. Outside Directors Deferred Compensation Plan (filed as Exhibit 10.24 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.33	Provident Financial Group, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 10.25 to Provident Financial Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.34	The National City Corporation 2004 Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.35	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.36	Amendment No. 6 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.37	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.38	Form of Restricted Stock Award Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.39	Form of Restricted Stock Award Agreement used in connection with National City Corporation Management Incentive Plan for Senior Officers (filed as Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.40	Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.41	Form of Non-qualified Stock Option Award Agreement (filed as Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.42	Form of contracts with Robert B. Crowl and Jon N. Couture (filed as Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.43	Release and Non-competition Agreement between National City Corporation and Jose Armando Ramirez (filed as Exhibit 10.69 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.44	Appendices AS, AT, AU, AV, and AW to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.45	Form of Restricted Stock Unit Award Agreement.

10.46	National City Corporation Management Severance Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.47	Form of Amendment to Agreement Not to Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.48	Form of Non-Elective Deferred Compensation Award Statement (filed as exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 1, 2006, and incorporated herein by reference).

10.49	Form of Non-Elective Deferred Compensation Award Statement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on May 1, 2006, and incorporated herein by reference).

10.50	Deferred Compensation Plan for Daniel J. Frate (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.51	Release and Separation Agreement between National City Corporation and John D. Gellhausen (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.52	Form of Restricted Stock Unit Agreement (Retention/Non-compete) between National City Corporation and each of Jeffrey D. Kelly and Peter E. Raskind (filed as exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.53	Form of Restricted Stock Unit Agreement (Performance) between National City Corporation and each of Jeffrey D. Kelly , Peter E. Raskind and Daniel J. Frate (filed as exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.54	Form of Restricted Stock Award Agreement (filed as exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.55	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.56	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.57	Aircraft Time Sharing Agreement between National City Credit Corporation and David A. Daberko (filed as exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.58	Aircraft Time Sharing Agreement between National City Credit Corporation and David A. Daberko (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.59	Severance Agreement Termination between National City Corporation and William E. MacDonald III (filed as exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.60	Severance Agreement Termination between National City Corporation and David A. Daberko (filed as exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.61	Amendment to National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.62	Amendment to National City Corporation Amended and Restated 1993 Stock Option Plan (filed as exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.63	Amendment to National City Corporation 1997 Restricted Stock Plan, Amended and Restated Effective October 31, 2001 (filed as exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.64	Amendment to National City Corporation 1997 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.65	Amendment to National City Corporation 2001 Stock Option Plan as Amended and Restated Effective October 22, 2001

Exhibit
Number	Exhibit Description
(filed as exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.66	Amendment to National City Corporation 2002 Restricted Stock Plan (filed as exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.67	Amendment to National City Corporation Long-Term Cash and Equity Incentive Plan, Effective April 6, 2004 (filed as exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.68	Agreement to Terminate Change in Control Benefits between National City Corporation and William E. MacDonald III (filed as exhibit 10.68 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).

11.0	Statement re computation of per share earnings incorporated by reference to Note 18 of the Notes to the Consolidated Financial Statements of this report.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated May 9, 2007 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated May 9, 2007 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated May 9, 2007 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated May 9, 2007 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

CORPORATE INFORMATION

Corporate Headquarters National City Center 1900 East Ninth Street Cleveland, Ohio 44114-3484 1-216-222-2000 NationalCity.com	Common Stock Listing National City Corporation common stock is traded on the New York Stock Exchange under the symbol NCC. The stock is abbreviated in financial publications as NtlCity.

Transfer Agent and Registrar	Dividend Reinvestment and Stock Purchase Plan
National City Bank
Corporate Trust Operations
Department 5352
P.O. Box 92301
Cleveland, Ohio 44193-0900
Web site: nationalcitystocktransfer.com
E-mail: shareholder.inquiries@nationalcity.com

Stockholders of record may access their accounts via the Internet to review account holdings and transaction history through National City’s StockAccess at ncstockaccess.com. For log-in assistance or other inquiries, call 1-800-622-6757.
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

		Fitch	Moody’s		Standard
Debt Ratings	DBRS	Ratings	Investors Service		& Poor’s

National City Corporation		A/B
Commercial Paper	R-1 (mid)	F1+	P	-1	A-1
Senior Debt	A (high)	AA-		A1	A
Subordinated debt	A	A+		A2	A-
National City Bank		A/B
Short-term certificates of deposit	R-1 (mid)	F1+	P	-1	A-1
Long-term certificates of deposit	AA (low)	AA	Aa3		A+
Senior bank notes	AA (low)	AA-	Aa3		A+
Subordinated bank notes	A (high)	A+		A1	A

FORM 10-Q — March 31, 2007
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION

(Registrant)

Date: May 9, 2007

/s/ DAVID A. DABERKO

David A. Daberko
Chairman and Chief Executive Officer

/s/ JEFFREY D. KELLY

Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484