Form 10-Q
period 2007-06-30
NATIONAL CITY CORP
filed 2007-08-08
CIK 69970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Common stock — $4.00 Par Value
Outstanding as of July 31, 2007 — 567,586,866

QUARTER ENDED JUNE 30, 2007
FINANCIAL REPORT
AND FORM 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED JUNE 30, 2007
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

PART I – FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars In Thousands, Except Per Share Amounts)	2007	2006	2007	2006

Tax-equivalent net interest income	$1,096,086	$1,167,563	$2,214,368	$2,351,343
Provision for credit losses	143,121	59,917	249,967	86,960
Noninterest income	764,538	784,081	1,385,059	1,439,728
Noninterest expense	1,187,673	1,173,775	2,359,033	2,322,450
Income tax expense and tax-equivalent adjustment	183,226	245,026	324,611	449,928

Net income	$346,604	$472,926	$665,816	$931,733

Net income per common share
Basic	$.60	$.77	$1.10	$1.52
Diluted	.60	.77	1.09	1.51
Dividends paid per common share	.39	.37	.78	.74
Return on average common equity	11.35%	15.08%	10.08%	15.00%
Return on average assets	1.00	1.35	.97	1.34
Net interest margin	3.59	3.73	3.64	3.77
Efficiency ratio	63.83	60.14	65.54	61.26
Average equity to average assets	8.83	8.97	9.63	8.96
Annualized net charge-offs to average portfolio loans	.39	.30	.50	.38
Average shares
Basic	572,729,604	609,656,508	602,057,167	610,777,446
Diluted	580,385,828	618,230,041	610,293,635	618,959,606

At June 30
Assets			$140,636,066	$141,485,577
Portfolio loans			99,683,290	100,972,869
Loans held for sale or securitization			14,421,303	12,963,924
Securities, at fair value			7,023,923	7,725,543
Deposits			92,568,210	83,223,846
Stockholders’ equity			12,146,526	12,609,764

Book value per common share			$21.45	$20.84
Market value per common share			33.32	36.19
Equity to assets			8.64%	8.91%
Allowance for loan losses as a percentage of period-end portfolio loans			1.14	.98
Nonperforming assets to period-end portfolio loans and other nonperforming assets			.85	.66

Common shares outstanding			566,285,142	605,053,511
Full-time equivalent employees			32,445	33,951

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in Thousands, Except Per Share Amounts)	2007	2006	2007	2006

Interest Income
Loans	$2,113,945	$2,089,927	$4,169,878	$4,100,753
Securities:
Taxable	86,288	97,085	183,433	187,073
Exempt from Federal income taxes	5,392	6,495	10,742	13,352
Dividends	461	345	917	1,696
Federal funds sold and security resale agreements	14,525	7,013	37,452	11,007
Other investments	26,796	35,265	55,402	67,329

Total interest income	2,247,407	2,236,130	4,457,824	4,381,210
Interest Expense
Deposits	727,596	581,307	1,413,301	1,118,360
Federal funds borrowed and security repurchase agreements	77,531	53,967	134,908	113,174
Borrowed funds	35,987	31,909	52,184	54,409
Long-term debt and capital securities	317,764	408,688	658,177	758,713

Total interest expense	1,158,878	1,075,871	2,258,570	2,044,656

Net Interest Income	1,088,529	1,160,259	2,199,254	2,336,554
Provision for Credit Losses	143,121	59,917	249,967	86,960

Net interest income after provision for credit losses	945,408	1,100,342	1,949,287	2,249,594
Noninterest Income
Deposit service charges	223,060	203,587	427,311	392,135
Loan sale revenue	110,121	285,001	185,358	429,097
Loan servicing revenue	95,687	(20,597)	127,743	(64,650)
Trust and investment management fees	84,352	80,031	158,071	153,086
Brokerage revenue	54,711	30,266	94,494	63,831
Leasing revenue	45,133	61,110	100,507	121,276
Insurance revenue	34,563	32,989	68,812	64,724
Other service fees	33,143	36,557	68,498	68,884
Card-related fees	28,867	25,036	60,948	54,306
Securities (losses)/gains, net	(1,314)	990	25,671	12,706
Other	56,215	49,111	67,646	144,333

Total noninterest income	764,538	784,081	1,385,059	1,439,728
Noninterest Expense
Salaries, benefits, and other personnel	641,696	635,968	1,274,843	1,276,607
Third-party services	89,227	91,326	174,912	170,116
Equipment	84,468	78,877	167,769	157,675
Net occupancy	75,461	73,125	153,907	146,615
Marketing and public relations	45,028	37,903	77,572	66,171
Leasing expense	32,073	42,254	66,523	85,359
Other	219,720	214,322	443,507	419,907

Total noninterest expense	1,187,673	1,173,775	2,359,033	2,322,450

Income before income tax expense	522,273	710,648	975,313	1,366,872
Income tax expense	175,669	237,722	309,497	435,139

Net Income	$346,604	$472,926	$665,816	$931,733

Net Income Per Common Share
Basic	$.60	$.77	$1.10	$1.52
Diluted	.60	.77	1.09	1.51
Average Common Shares Outstanding
Basic	572,729,604	609,656,508	602,057,167	610,777,446
Diluted	580,385,828	618,230,041	610,293,635	618,959,606
Dividends declared per common share	$.39	$.37	$.78	$.74

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30	December 31	June 30
(Dollars in Thousands, Except Per Share Amounts)	2007	2006	2006

Assets
Cash and demand balances due from banks	$2,895,764	$3,521,153	$3,804,115
Federal funds sold and security resale agreements	718,087	1,551,350	925,594
Securities available for sale, at fair value	7,023,923	7,508,820	7,725,543
Other investments	1,620,428	6,317,779	2,405,917
Loans held for sale or securitization:
Commercial	38,111	33,661	82,276
Commercial real estate	377,474	177,312	87,292
Residential real estate	10,694,467	9,327,783	9,683,317
Home equity lines of credit	3,310,851	2,888,512	3,099,705
Credit card	—	425,000	—
Student loans	400	638	11,334

Total loans held for sale or securitization	14,421,303	12,852,906	12,963,924
Portfolio loans:
Commercial	32,359,721	31,052,021	29,298,715
Commercial construction	4,964,161	4,266,280	3,585,662
Commercial real estate	13,011,123	12,436,458	12,233,327
Residential real estate	27,549,792	24,775,632	31,443,519
Home equity lines of credit	13,974,592	14,594,782	16,626,039
Credit card and other unsecured lines of credit	3,163,904	3,006,789	2,569,448
Other consumer	4,659,997	5,360,110	5,216,159

Total portfolio loans	99,683,290	95,492,072	100,972,869
Allowance for loan losses	(1,135,766)	(1,131,175)	(989,405)

Net portfolio loans	98,547,524	94,360,897	99,983,464
Properties and equipment	1,518,707	1,402,150	1,308,358
Equipment leased to others	446,935	572,952	661,542
Other real estate owned	284,396	229,070	167,378
Mortgage servicing rights	2,467,749	2,094,387	2,541,250
Goodwill	4,533,742	3,815,911	3,346,779
Other intangible assets	241,970	183,648	162,188
Derivative assets	444,756	612,914	566,777
Accrued income and other assets	5,470,782	5,166,905	4,922,748

Total Assets	$140,636,066	$140,190,842	$141,485,577

Liabilities
Deposits:
Noninterest bearing	$17,547,090	$17,537,278	$17,312,118
NOW and money market	33,798,901	30,335,531	28,710,382
Savings	2,260,197	1,881,444	1,970,616
Consumer time	25,437,213	23,620,821	21,750,652
Other	3,027,619	4,119,756	4,846,707
Foreign	10,497,190	9,738,760	8,633,371

Total deposits	92,568,210	87,233,590	83,223,846
Federal funds borrowed and security repurchase agreements	5,653,283	5,283,997	4,912,465
Borrowed funds	2,670,238	1,648,967	3,150,985
Long-term debt	21,914,624	25,406,971	32,181,511
Junior subordinated debentures owed to unconsolidated subsidiary trusts	1,273,114	948,705	343,870
Derivative liabilities	732,310	717,830	1,119,162
Accrued expenses and other liabilities	3,677,761	4,369,779	3,943,974

Total Liabilities	$128,489,540	$125,609,839	$128,875,813

Stockholders’ Equity
Preferred stock	$—	$—	$—
Common stock	2,265,141	2,529,527	2,420,214
Capital surplus	4,763,670	4,793,537	3,749,508
Retained earnings	5,270,420	7,328,853	6,564,449
Accumulated other comprehensive loss	(152,705)	(70,914)	(124,407)

Total Stockholders’ Equity	12,146,526	14,581,003	12,609,764

Total Liabilities and Stockholders’ Equity	$140,636,066	$140,190,842	$141,485,577

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30
(In Thousands)	2007	2006

Operating Activities
Net income	$665,816	$931,733
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	249,967	86,960
Depreciation and amortization of properties and equipment	195,034	206,549
Amortization on securities, loans, deposits, and debt obligations	24,436	58,252
MSR fair value changes	(84,528)	(142,773)
Amortization of intangible assets and other servicing assets	62,160	47,264
Derivative losses, net	384,784	635,036
Securities gains, net	(25,671)	(12,706)
Gains on loans sold or securitized, net	(258,300)	(363,018)
Other (gains) losses, net	(10,968)	7,487
Originations and purchases of loans held for sale or securitization	(29,013,132)	(30,814,161)
Principal payments on and proceeds from sales of loans held for sale or securitization	25,091,943	31,523,877
Net change in trading assets and liabilities	117,186	(38,072)
Excess tax benefit for share based payments	(12,269)	(15,296)
(Increase) decrease in accrued interest receivable	(38,912)	27,798
(Decrease) increase in accrued interest payable	(75,818)	15,854
Other operating activities, net	(880,148)	261,861

Net cash (used in) provided by operating activities	(3,608,420)	2,416,645

Lending and Investing Activities
Net decrease (increase) in federal funds sold, security resale agreements, and other investments	5,399,768	(822,512)
Purchases of available-for-sale securities	(1,065,774)	(1,039,692)
Proceeds from sales of available-for-sale securities	1,473,405	461,660
Proceeds from maturities, calls, and prepayments of available-for-sale securities	616,797	694,331
Net increase in portfolio loans	(530,912)	(583,235)
Proceeds from sales of loans	970,011	1,090,573
Proceeds from securitizations of loans	425,000	425,000
Net increase in properties and equipment	(46,275)	(143,453)
Net cash paid for acquisitions	(376,295)	(74,789)

Net cash provided by lending and investing activities	6,865,725	7,883

Deposit and Financing Activities
Net increase (decrease) in deposits	1,963,492	(1,255,351)
Net decrease in federal funds borrowed and security repurchase agreements	(94,090)	(1,608,091)
Net increase (decrease) in borrowed funds	1,039,826	(429,349)
Repayments of long-term debt	(5,441,813)	(5,196,096)
Proceeds from issuances of long-term debt	2,124,157	6,959,000
Dividends paid	(487,036)	(458,160)
Issuances of common stock	205,454	180,068
Repurchases of common stock	(3,204,953)	(535,395)
Excess tax benefit for share based payments	12,269	15,296

Net cash used in deposit and financing activities	(3,882,694)	(2,328,078)

Net (decrease) increase in cash and demand balances due from banks	(625,389)	96,450
Cash and demand balances due from banks, January 1	3,521,153	3,707,665

Cash and Demand Balances Due from Banks, June 30	$2,895,764	$3,804,115

Supplemental Information
Cash paid for:
Interest	$2,334,388	$2,028,802
Income taxes	639,253	186,996
Noncash items:
Transfers of portfolio loans and property to other real estate	320,335	177,573
Transfers of portfolio loans to held for sale	—	4,481,877
Transfers of held for sale loans to portfolio	1,697,732	—
Common shares and stock options issued for acquisitions	492,155	—

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Thousands, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2006	$—	$2,460,191	$3,681,603	$6,459,212	$11,865	$12,612,871
Comprehensive income:
Net income				931,733		931,733
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(120,041)	(120,041)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					(16,231)	(16,231)

Total comprehensive income						795,461
Cumulative effect of change in accounting for mortgage servicing assets				16,886		16,886
Common dividends declared, $.74 per share				(457,330)		(457,330)
Preferred dividends declared, $11.81 per share				(830)		(830)
Issuance of 5,244,748 common shares under stock option plans		20,991	157,110			178,101
Repurchase of 15,242,100 common shares		(60,968)	(89,205)	(385,222)		(535,395)

Balance, June 30, 2006	$—	$2,420,214	$3,749,508	$6,564,449	$(124,407)	$12,609,764

Balance, January 1, 2007	$—	$2,529,527	$4,793,537	$7,328,853	$(70,914)	$14,581,003
Comprehensive income:
Net income				665,816		665,816
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(76,537)	(76,537)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net gains included in net income					(4,915)	(4,915)
Change in accumulated unrealized losses for pension and other postretirement obligations					(339)	(339)

Total comprehensive income						584,025
Cumulative effect of change in accounting for uncertainty in income taxes				(24,122)		(24,122)
Common dividends declared, $.78 per share				(486,162)		(486,162)
Preferred dividends declared, $12.45 per share				(874)		(874)
Issuance of 5,231,767 common shares under stock-based compensation plans		21,263	184,191			205,454
Issuance of 13,654,061 common shares pursuant to acquisition(1)		54,617	437,538			492,155
Repurchase of 85,066,638 common shares		(340,266)	(651,596)	(2,213,091)		(3,204,953)

Balance, June 30, 2007	$—	$2,265,141	$4,763,670	$5,270,420	$(152,705)	$12,146,526

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
The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Financial Accounting Standards Board Interpretation 46(R) (FIN 46R), Consolidation of Variable Interest Entities (VIE), provides guidance on when a company should include in its financial statements the assets, liabilities, and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Corporation’s Consolidated Financial Statements include the assets, liabilities, and activities of VIEs for which it is deemed to be the primary beneficiary.
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
Loans and Leases: Loans that the Corporation has both the intent and ability to hold until maturity or payoff are classified in the balance sheet as portfolio loans. Portfolio loans are carried at the principal amount outstanding net of unearned income, unamortized premiums or discounts, deferred loan origination fees and costs, and acquisition fair value adjustments, if any. Loans that the Corporation has the intent and ability to sell or securitize are classified as held for sale or securitization. Loans held for sale or securitization are carried at the lower of the carrying amount or fair value applied on an aggregate basis. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations.
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

Commercial loans and leases and commercial loans secured by real estate are designated as nonperforming when either principal or interest payments are 90 days or more past due (unless the loan or lease is sufficiently collateralized such that full repayment of both principal and interest is expected and is in the process of collection), terms are renegotiated below market levels, or when an individual analysis of a borrower’s creditworthiness indicates a credit should be placed on nonperforming status. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is reversed against interest income. Interest income is recorded on a cash basis during the period the loan is on nonperforming status after recovery of principal is reasonably assured.
Nonperforming commercial loans and leases and commercial loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable but not later than when the loan becomes 180 days past due.
Commercial and commercial real estate loans exceeding $5 million are evaluated for impairment in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires an allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. All loans subject to evaluation and considered impaired are included in nonperforming assets.
Loans secured by one-to-four family residential real estate, including home equity lines of credit and loans, are designated as nonperforming based upon several factors including payment delinquency, bankruptcy status and prior principal charge-offs. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is reversed against interest income. Additionally, these loan types are generally charged off to the extent principal and interest due exceed the estimated realizable value of the collateral on the date the loan becomes 180 days past due or at the earlier of the foreclosure sale or when an appraisal indicates a value less than the loan value. Loans covered by lender-paid mortgage insurance are not charged off to the extent an insurance recovery is expected.
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
The Corporation sells residential and commercial real estate loans to Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA) in the normal course of business. These loan sale programs allow the Corporation to repurchase individual delinquent loans that meet certain criteria. Without the sponsoring entity’s prior authorization, the Corporation has the option to repurchase the delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, effective control over the loan has been regained. At this point, the Corporation is required to recognize the loan and a related liability on its balance sheet, regardless of the Corporation’s intent to repurchase the loan. Refer to Note 7 for balances recognized under these programs.
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
Debt securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at June 30, 2007, December 31, 2006, or June 30, 2006.
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
Certain equity security investments that do not have readily determinable fair values and for which the Corporation does not exercise significant influence are carried at cost and classified either within other investments or other assets on the balance sheet depending on the frequency of dividend declarations. Cost method investments classified within other investments, which consist solely of shares of Federal Home Loan Bank and Federal Reserve Bank stock, totaled $506 million, $483 million, and $517 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. Cost method investments classified within other assets were less than $1 million at June 30, 2007, December 31, 2006, and June 30, 2006. Cost method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.
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
The fair values of publicly traded investments are determined using quoted market prices, subject to various discount factors related to sales restrictions and regulations, when appropriate. Investments that are not publicly traded are initially recorded at cost, and subsequent adjustments to fair value are estimated in good faith by management. Factors used in determining the fair value of direct investments include consideration of the company’s business model, current and projected financial performance, liquidity, management team, and overall economic and market conditions. Factors used in determining the fair value of indirect investments include evaluation of the investments owned by the private equity funds, the general partner’s valuation techniques, and overall economic and market conditions.

The fair value estimates of the investments are based upon currently available information and may not necessarily represent amounts that will ultimately be realized, which depend on future events and circumstances.
Interest and dividends on direct mezzanine debt and preferred stock investments are recorded in interest income in the statement of income. All other income on principal investments, including fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs, is recognized in other noninterest income.
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
Intangible assets with finite lives include those associated with core deposits, credit cards, and other items. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are primarily amortized over a period not to exceed 10 years using an accelerated amortization method. Credit card intangibles are amortized over their estimated useful lives on a straight-line basis, which range from one to 10 years. Other intangibles, primarily customer contracts and noncompete agreements, are amortized over the period benefited ranging from three to nine years. Amortization expense for core deposits and other intangibles is recognized in noninterest expense. Note 11 includes a summary of other intangible assets.
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
Asset Securitizations: National City uses the securitization of financial assets as a source of funding. In a securitization, financial assets, including pools of credit card and automobile loans, are transferred into trusts or to SPEs in transactions which are effective under applicable banking rules and regulations to legally isolate the assets from National City Bank (the Bank), a subsidiary of the Corporation. Where the transferor is a depository institution, such as the Bank, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. In addition, the Corporation has from time to time purchased the guaranteed portion of Small Business Administration (SBA) loans from third-party lenders and then securitized these loans into SBA guaranteed pooled securities through the use of a fiscal and transfer agent approved by the SBA. The certificates are then sold directly to institutional investors, achieving legal isolation.

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
Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale or the trading securities portfolio. Retained interests from the credit card and automobile loan securitizations are classified as available-for-sale securities. Retained interests from the SBA securitizations are classified as trading securities and are included in other investments on the Consolidated Balance Sheet. Subsequent adjustments to the fair value of retained interests classified as available for sale are recorded through accumulated other comprehensive income within stockholders’ equity, or in security losses in the income statement if the fair value has declined below the carrying amount, and such decline has been determined to be other-than-temporary. Fair value adjustments to retained interests classified as trading securities are recorded in other noninterest income while other-than-temporary impairments are recorded within security losses on the income statement.
Management uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent sale in accordance with SFAS 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the loans, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. On a quarterly basis, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. If past performance or future expectations dictate, assumptions are revised and the present value of future cash flows is recalculated. Refer to Note 5 for further analysis of the assumptions used in the determination of fair value or retained interests. The value of these retained interests represent National City’s maximum loss exposure with respect to securitization vehicles. The investors in the asset-backed securities issued by the SPEs have no further recourse against the Corporation if cash flows generated by the securitized assets are inadequate to service the obligations of the SPEs.
For credit card securitizations, the Corporation’s continuing involvement in the securitized assets includes maintaining an undivided, pro rata interest in all credit card assets that are in the trust, referred to as seller’s interest. The seller’s interest ranks pari-passu with the investors’ interests in the trust. As the amount of the assets in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the carrying amount of the seller’s interest will vary. However, the Corporation is required to maintain its seller’s interest at a minimum level of 5% of the initial invested amount in each series to ensure sufficient assets are available for allocation to the investors’ interests.
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
Servicing Assets: The Corporation periodically sells or securitizes loans while retaining the obligation to perform the servicing of such loans. In addition, the Corporation may purchase or assume the right to service loans originated by others. Whenever the Corporation undertakes an obligation to service a loan, management assesses whether a servicing asset or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to exceed current market servicing prices. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Corporation for its expected cost. Servicing assets related to residential real estate loans sold are separately presented on the balance sheet as mortgage servicing rights (MSRs). Servicing assets associated with the sale or securitization of commercial real estate and other consumer loans are presented within other assets on the balance sheet. The Corporation does not presently have any servicing liabilities.
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
The fair value of MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market condition. Expected mortgage loan prepayment assumptions are derived from an internal proprietary model and consider empirical data drawn from the historical performance of the Corporation’s managed portfolio. Prepayment rates have a lesser impact on the value of servicing assets associated with commercial real estate loans as these loans have lockout and prepayment penalties generally ranging from five to nine years.
Future interest rates are another significant factor in the valuation of MSRs. In the second quarter of 2007, the Corporation refined its MSR valuation model to incorporate market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. In prior periods, the MSR valuation model assumed that interest rates remained constant over the life of the servicing asset cash flows.
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
Positions taken in the Corporation’s tax returns may be subject to challenge by the taxing authorities upon examination. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The Corporation provides for interest and, in some cases, penalties on tax positions that may be challenged by the taxing authorities. Interest expense is recognized beginning in the first period that such interest would begin accruing. Penalties are recognized in the period that the Corporation claims the position in the tax return. Interest and penalties on income tax uncertainties are classified within income tax expense in the income statement.
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
2. Recent Accounting Pronouncements
Accounting for Uncertainty in Income Taxes: In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of uncertain tax positions. The provisions of this interpretation were adopted by the Corporation on January 1, 2007. Upon adoption, the Corporation increased its reserves for uncertain tax positions by $31 million which was recognized by way of a cumulative effect adjustment to retained earnings ($24 million net of tax).
Fair Value Option: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows a company to elect to measure certain financial assets and financial liabilities at fair value. This statement also requires disclosure of additional information to identify the effects of a company’s fair value election on its earnings. National City plans to elect the fair value option for mortgage loans held for sale, currently designated in SFAS 133 hedge relationships, and certain other financial assets, effective January 1, 2008. The impact of adoption on the financial condition, results of operations, and liquidity is not yet determinable.
Fair Value Measurements: In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation will be required to apply the new guidance beginning January 1, 2008. The impact of adoption on the financial condition, results of operations, and liquidity is not expected to be material.
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
Amendment of FASB Interpretation No. 39: In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. FSP 39 permits companies to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FIN 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, may also be offset against the fair value of the related derivative instruments. The Corporation will have a choice as to whether or not it wants to offset the fair values of its collateral received/pledged against the fair value of the related derivative instruments. The guidance in this FSP will be effective as of January 1, 2008, with earlier application permitted. The Corporation has historically presented all of its derivative positions and related collateral on a gross basis. Management is pursuing master netting agreements with its major derivative counterparties which would enable netting of derivative positions under FIN 39, as amended by FIN 39-1. Subject to master netting agreements being in place before year end, management plans to adopt a net presentation for its offsetting derivative positions and related cash collateral effective January 1, 2008.
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified the consensus reached in EITF 06-11, Accounting for Income Tax Benefits on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of this EITF will be required to increase additional paid in capital for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to additional paid in capital is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 will be required to be adopted prospectively on January 1, 2008. The adoption of this EITF is not expected to have a material impact on financial condition, results of operations, or liquidity.
3. Acquisitions and Divestitures
Acquisitions: On May 1, 2006, in a cash transaction, the Corporation completed its acquisition of Forbes First Financial Corporation (Pioneer), a privately held bank holding company operating eight branches in the St. Louis, Missouri, metropolitan area through its subsidiary Pioneer Bank. As of the acquisition date, the fair value of Pioneer’s loans and deposits were $372 million and $430 million, respectively. Goodwill and intangibles resulting from this acquisition total $60 million.
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
Assets and liabilities of acquired entities are recorded on the Consolidated Balance Sheet at estimated fair values as of respective acquisition dates, and the results of acquired entity operations are included in the Consolidated Statement of Income from those dates. The fair values of acquired assets and liabilities, including identifiable intangible assets, are finalized as quickly as possible following an acquisition. As of June 30, 2007, the purchase price allocations for Harbor and Fidelity were substantially complete. Valuations are subject to revision, however, as additional information becomes available and exit plans are finalized. Purchase accounting adjustments determinable within 12 months of acquisition date result in adjustments to goodwill.
The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocation and resulting goodwill recorded to date for the Harbor and Fidelity acquisitions.

(In Thousands)	Harbor	Fidelity

Purchase price	$1,080,145	$1,034,828
Carrying value of net assets acquired	(344,162)	(269,008)

Excess of purchase price over carrying value of net assets acquired	735,983	765,820
Purchase accounting adjustments
Securities	9,699	(531)
Loans	(29,852)	(52,930)
Premises and equipment	(26,984)	(36,057)
Mortgage servicing rights	(3,253)	(3,749)
Other assets	(9,039)	(54)
Deposits	(1,244)	(1,415)
Borrowings	(769)	2,855
Severance and exit costs	11,236	31,612
Other liabilities	24,421	25,942
Deferred taxes	28,312	63,922

Subtotal	738,510	795,415

Core deposit intangibles	(36,935)	(84,972)
Other identifiable intangible assets	(9,108)	(2,060)

Goodwill	$692,467	$708,383

The following table summarizes the estimated fair value of net assets acquired related to the Harbor and Fidelity acquisitions.

(In Thousands)	Harbor	Fidelity

Assets
Cash and cash equivalents	$242,124	$142,483
Securities	389,869	607,118
Loans, net of allowance for loan losses	2,638,893	3,569,353
Premises and other equipment	88,518	130,484
Goodwill and other intangibles	738,510	795,415
Mortgage servicing rights	4,741	7,074
Other assets	63,206	115,660

Total Assets	4,165,861	5,367,587

Liabilities
Deposits	2,389,861	3,375,712
Borrowings	614,681	763,931
Other liabilities	81,174	193,116

Total Liabilities	3,085,716	4,332,759

Fair value of net assets acquired	$1,080,145	$1,034,828

On May 1, 2007, the Corporation announced a definitive agreement to acquire MAF Bancorp, Inc., headquartered in Clarendon Hills, Illinois. MAF Bancorp is the holding company of MidAmerica Bank, which operates 82 branches throughout Chicago and Milwaukee and surrounding areas. As of June 30, 2007, MAF Bancorp had portfolio loans of $7.2 billion and deposits of $7.2 billion. Under the terms of the agreement, MAF Bancorp shareholders will receive National City common stock worth $56 for each share of MAF Bancorp common stock. The exchange ratio will be based on the average closing price of National City common stock for the 20 trading days immediately preceding Federal Reserve Board approval. The total indicated value of the transaction is approximately $1.9 billion.

Completion of this transaction is expected to occur late in the third quarter or in the fourth quarter, subject to shareholder and regulatory approvals.
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
4. Restructuring Charges
Best In Class is a series of projects designed to drive long-term performance improvement and cultural change. Restructuring costs related to the program include employee severance, lease exits, contract terminations, asset impairment, and other items. During the three-month periods ended June 30, 2007 and June 30, 2006 the Corporation recognized restructuring charges of $1 million and $4 million, respectively. Restructuring charges for the six months ended June 30, 2007 and June 30, 2006 were $1 million and $9 million, respectively. The charges were primarily related to severance benefits.
Charges recognized since the inception of the program total $77 million, substantially all recorded within the Parent and Other segment. Additional restructuring costs may be incurred through 2008. The amounts and exact timing of additional charges cannot be reasonably estimated. As of June 30, 2007, payments related to the Best In Class restructuring liability are scheduled to occur through August 2008 for severance benefits and through December 2010 for lease obligations on vacated facilities.
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
During the three-month periods ended June 30, 2007 and June 30, 2006, the Corporation recorded expense of $2 million and $5 million, respectively, for severance and other employee-related termination costs related to acquisitions, divestitures and other business activities. Similar expenses for the six-month periods ended June 30, 2007 and June 30, 2006 totaled $10 million and $5 million, respectively. The three and six-month periods ended June 30, 2007 included retention benefits of $1 million and $3 million, respectively. The three- and six-month periods ended June 30, 2006 did not include any significant retention benefits expense. Payments will continue to be made for acquisition-related restructuring plan costs through 2013, primarily related to lease obligations on vacated facilities.
Severance and other employee-related restructuring costs not associated with acquisitions are recorded in salaries, benefits and other personnel costs in the income statement. Other restructuring costs, which consist primarily of consulting and lease exit costs unrelated to acquisitions, are recorded in third-party services and other noninterest expense, respectively, in the income statement.
Activity in the severance and restructuring liability for the three- and six-month periods ended June 30, 2007 and 2006 is presented in the following table and includes severance expenses incurred in the normal course of business. All severance and other termination expenses are recorded as unallocated corporate charges within the Parent and Other segment.

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
		Best In	Acquisitions		Best In	Acquisitions
(In Thousands)	Total	Class	and Other	Total	Class	And Other

Beginning balance	$77,373	$12,058	$65,315	$72,604	$15,219	$57,385
Severance and other employee related costs:
Charged to expense	2,987	543	2,444	11,471	1,316	10,155
Recognized in purchase price allocation	(1,835)	—	(1,835)	15,262	—	15,262
Payments	(19,959)	(1,216)	(18,743)	(45,636)	(4,506)	(41,130)
Exit costs, contract terminations and other:
Charged to expense	1,444	363	1,081	1,127	46	1,081
Recognized in purchase price allocation	(510)	—	(510)	8,046	—	8,046
Payments	(7,315)	(999)	(6,316)	(10,689)	(1,326)	(9,363)

Ending balance	$52,185	$10,749	$41,436	$52,185	$10,749	$41,436

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
		Best In	Acquisitions		Best In	Acquisitions
(In Thousands)	Total	Class	and Other	Total	Class	And Other

Beginning balance	$66,781	$32,921	$33,860	$87,853	$47,690	$40,163
Severance and other employee related costs:
Charged to expense	8,627	3,659	4,968	12,521	7,223	5,298
Recognized in purchase price allocation	757	—	757	(243)	—	(243)
Payments	(14,552)	(11,569)	(2,983)	(35,116)	(28,421)	(6,695)
Exit costs, contract terminations and other:
Charged to expense	839	839	—	1,687	1,687	—
Recognized in purchase price allocation	1,143	—	1,143	1,143	—	1,143
Payments	(3,031)	(1,561)	(1,470)	(7,281)	(3,890)	(3,391)

Ending balance	$60,564	$24,289	$36,275	$60,564	$24,289	$36,275

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

A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows:

			Three Months Ended		Six Months Ended
	As of June 30, 2007		June 30, 2007		June 30, 2007
		Loans Past
		Due 30
	Principal	Days or	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,724.7	$95.7	$2,692.9	$26.4	$2,658.0	$57.5
Automobile	1,130.8	23.9	1,245.6	2.3	1,369.1	5.7
SBA	207.3	84.9	216.1	—	222.7	—

Total loans managed or securitized	4,062.8	204.5	4,154.6	28.7	4,249.8	63.2
Less loans securitized:
Credit Card	1,450.0	45.7	1,450.0	14.5	1,266.9	25.3
Automobile	1,013.5	18.0	1,111.1	2.5	1,218.3	6.1
SBA	207.3	84.9	216.1	—	222.7	—
Less loans held for securitization:
Credit Card	—	—	—	—	183.1	—

Loans held in portfolio	$1,392.0	$55.9	$1,377.4	$11.7	$1,358.8	$31.8

			Three Months Ended		Six Months Ended
	As of June 30, 2006		June 30, 2006		June 30, 2006
		Loans Past
		Due 30
	Principal	Days or	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,350.4	$92.4	$2,342.4	$23.5	$2,356.6	$43.6
Automobile	2,218.8	42.4	2,406.5	.3	2,592.9	8.8
SBA	38.9	4.3	40.2	—	41.5	—

Total loans managed or securitized	4,608.1	139.1	4,789.1	23.8	4,991.0	52.4
Less loans securitized:
Credit Card	1,450.0	50.1	1,450.0	14.1	1,243.6	20.9
Automobile	1,987.2	27.4	2,142.0	3.4	2,302.5	7.0
SBA	38.9	4.3	40.2	—	41.5	—
Less loans held for securitization:
Credit Card	—	—	—	—	206.6	—

Loans held in portfolio	$1,132.0	$57.3	$1,156.9	$6.3	$1,196.8	$24.5

Certain cash flows received from the securitization trusts follow:

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
	Credit			Credit
(In Millions)	Card	Automobile	SBA	Card	Automobile	SBA

Proceeds from new securitizations	$—	$—	$—	$425.0	$—	$—
Proceeds from collections reinvested in previous securitizations	832.3	—	—	1,419.5	—	—
Servicing fees received	7.3	2.8	—	12.6	6.2	—
Other cash flows received on interests that continue to be held	21.3	1.4	.6	37.0	3.1	1.3
Proceeds from sales of previously charged-off accounts	1.5	—	—	2.1	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	—

	Three Months Ended			Six Months Ended
	June 30, 2006			June 30, 2006
	Credit			Credit		Home
(In Millions)	Card	Automobile	SBA	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$—	$—	$—	$425.0	$—	$—	$—
Proceeds from collections reinvested in previous securitizations	855.1	—	—	1,459.9	—	—	—
Servicing fees received	7.3	5.4	—	12.4	11.6	—	—
Other cash flows received on interests that continue to be held	27.2	16.5	.3	36.5	25.0	—	.6
Proceeds from sales of previously charged-off accounts	.3	—	—	4.1	—	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	.1	—

The Corporation holds certain interests in securitized credit card and automobile loans consisting of interest-only strips and servicing assets. The table below presents the weighted-average assumptions used to measure the fair values of these retained interests as of June 30, 2007. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

		Weighted-	Variable	Monthly	Expected
		Average	Annual	Principal	Annual	Annual
	Fair	Life	Coupon Rate to	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)	Investors	Rate	Losses	Rate	Yield

Credit Card Loans
Interest-only strips	$3.3	3.1	5.39%	19.05%	4.12%	15.00%	12.49%
Decline in fair value of 10% adverse change			$2.0	$0.2	$1.5	$—	$3.3
Decline in fair value of 20% adverse change			3.3	0.4	3.0	—	3.3

		Weighted-	Monthly	Expected
		Average	Prepayment	Cumulative	Annual	Weighted-
	Fair	Life	Speed	Credit	Discount	Average
(Dollars in Millions)	Value	(in months)	(% ABS)(a)	Losses	Rate	Coupon

Automobile Loans
Interest-only strip	$12.5	4.7	1.50%	1.73%	12.00%	7.02%
Decline in fair value of 10% adverse change			$0.0	$2.7	$0.2	$4.4
Decline in fair value of 20% adverse change			0.1	5.9	0.3	5.0
Servicing asset(b)	$5.9	6.9	1.50%	1.82%	10.14%	7.02%
Decline in fair value of 10% adverse change			$0.6	$—	$0.0	$0.0
Decline in fair value of 20% adverse change			1.3	—	0.1	0.1

(a) Absolute prepayment speed.
(b) Carrying value of servicing assets at June 30, 2007 was $4.7 million.
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
Lease Financings: Lease financings, included in portfolio loans on the Consolidated Balance Sheet, consist of direct financing and leveraged leases of commercial and other equipment, primarily computers and office equipment, manufacturing and mining equipment, commercial trucks and trailers, airplanes, medical, construction, along with retail automobile lease financings. Commercial equipment lease financings are included in commercial loans, while automobile lease financings are included in other consumer loans. The Corporation no longer originates automobile leases; accordingly, the retail portfolio will run off over time as the leases expire and the automobiles are sold.
A summary of lease financings by type follows:

	June 30	December 31	June 30
(In Thousands)	2007	2006	2006

Commercial
Direct financings	$4,176,913	$3,868,271	$3,258,516
Leveraged leases	157,949	214,669	272,058

Total commercial lease financings	4,334,862	4,082,940	3,530,574
Consumer
Retail automobile lease financings	223,215	299,704	355,856

Total net investment in lease financings	$4,558,077	$4,382,644	$3,886,430

The components of the net investment in lease financings by type follow:

	June 30	December 31	June 30
(In Thousands)	2007	2006	2006

Commercial
Lease payments receivable	$4,585,129	$4,260,255	$3,572,514
Estimated residual value of leased assets	378,076	408,809	466,211

Gross investment in commercial lease financings	4,963,205	4,669,064	4,038,725
Unearned income	(628,343)	(586,124)	(508,151)

Total net investment in commercial lease financings	$4,334,862	$4,082,940	$3,530,574

Consumer
Lease payments receivable	$71,688	$117,176	$166,430
Estimated residual value of leased assets	162,649	201,723	218,912

Gross investment in consumer lease financings	234,337	318,899	385,342
Unearned income	(11,122)	(19,195)	(29,486)

Total net investment in consumer lease financings	$223,215	$299,704	$355,856

A rollforward of the residual value component of lease financings by type follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2007	2006	2007	2006

Commercial
Beginning balance	$388,465	$493,616	$408,809	$482,049
Additions	28,012	16,393	59,083	36,850
Runoff	(38,401)	(37,118)	(89,816)	(46,008)
Write-downs	—	(6,680)	—	(6,680)

Ending balance	$378,076	$466,211	$378,076	$466,211

Consumer
Beginning balance	$187,033	$225,397	$201,723	$231,582
Runoff	(24,384)	(6,485)	(39,074)	(12,670)

Ending balance	$162,649	$218,912	$162,649	$218,912

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

A summary of the net carrying value of equipment leased to others by type follows:

	June 30	December 31	June 30
(In Thousands)	2007	2006	2006

Commercial
Cost	$567,643	$616,787	$584,809
Accumulated depreciation	(170,944)	(151,358)	(132,088)

Net carrying value of commercial leased equipment	396,699	465,429	452,721
Consumer
Cost	61,610	156,342	298,750
Accumulated depreciation	(11,374)	(48,819)	(89,929)

Net carrying value of consumer leased equipment	50,236	107,523	208,821

Total net carrying value of equipment leased to others	$446,935	$572,952	$661,542

7. Loans, Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
Total portfolio loans outstanding were recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments associated with acquired loans of $441 million, $387 million, and $285 million, at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.
The Corporation has the option to repurchase certain delinquent loans that were sold in prior periods. The Corporation has recognized these loans and the related repurchase obligation on its balance sheet as follows:

	June 30	December 31	June 30
(In Millions)	2007	2006	2006

Residential real estate portfolio loans	$254	$297	$234
Commercial real estate loans held for sale	7	8	17

Other borrowed funds	$261	$305	$251

To provide for probable losses in the loan portfolio, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments.
Activity in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2007	2006	2007	2006

Balance at beginning of period	$1,104,011	$1,001,324	$1,131,175	$1,094,047
Provision for credit losses	144,540	61,975	266,508	93,888
Charge-offs:
Commercial	29,459	28,798	63,609	73,614
Commercial construction	2,211	1,890	2,651	1,762
Commercial real estate	2,756	5,100	5,630	11,783
Residential real estate	58,279	46,488	130,517	92,788
Home equity lines of credit	20,121	14,681	43,277	36,037
Credit cards and other unsecured lines of credit	28,104	20,089	62,865	47,940
Other consumer	13,357	10,791	27,347	36,665

Total charge-offs	154,287	127,837	335,896	300,589
Recoveries:
Commercial	11,801	10,156	22,416	26,511
Commercial construction	131	6	138	133
Commercial real estate	4,709	1,382	5,257	3,060
Residential real estate	22,175	18,880	26,661	30,680
Home equity lines of credit	7,382	5,150	13,613	8,612
Credit cards and other unsecured lines of credit	3,814	3,561	8,849	9,995
Other consumer	6,989	13,075	14,271	25,115

Total recoveries	57,001	52,210	91,205	104,106
Net charge-offs	97,286	75,627	244,691	196,483
Other(a)	(15,499)	1,733	(17,226)	(2,047)

Balance at end of period	$1,135,766	$989,405	$1,135,766	$989,405

(a)	Includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and in 2007, reinsurance claims paid to third parties.
At June 30, 2007, the provision for loan losses included $18 million of expected reinsurance losses associated with insured nonconforming mortgage loans. The Corporation’s insurance subsidiary provides reinsurance to a third party who provides the primary mortgage insurance on certain portfolio loans. Under this arrangement, National City assumes a 50% pro rata share of credit losses on the insured portfolio loans subject to certain limits.
Activity in the allowance for losses on lending-related commitments follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2007	2006	2007	2006

Balance at beginning of period	$62,864	$78,731	$77,986	$83,601
Net provision for credit losses on lending-related commitments	(1,419)	(2,058)	(16,541)	(6,928)

Balance at end of period	$61,445	$76,673	$61,445	$76,673

Nonperforming loans totaled $562 million, $500 million, and $489 million as of June 30, 2007, December 31, 2006, and June 30, 2006, respectively. For loans classified as nonperforming at June 30, 2007, the contractual interest due and actual interest recognized on those loans during the six months ended June 30, 2007 was $30 million and $3 million, respectively.
Impaired loans, as defined under SFAS 114, are included in nonperforming loans. Average impaired loans for the first six months of 2007 and 2006 totaled $177 million and $146 million, respectively. During the first six months of 2007 and 2006, interest recognized on impaired loans while they were considered impaired was not material. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The following table presents details on the allowance for loan losses related to impaired loans.

	June 30	December 31	June 30
(In Thousands)	2007	2006	2006

Impaired loans with an associated allowance	$104,002	$118,127	$104,151
Impaired loans without an associated allowance	56,956	71,360	71,564

Total impaired loans	$160,958	$189,487	$175,715

Allowance for loan losses allocated to impaired loans	$28,514	$29,545	$28,898

8. Securities
Securities available for sale follow:

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

June 30, 2007
U.S. Treasury	$1,064,952	$1,468	$27,679	$1,038,741
Federal agency	228,297	1,962	1,601	228,658
Mortgage-backed securities	5,100,975	4,981	111,144	4,994,812
Asset-backed and corporate debt securities	129,645	983	63	130,565
States and political subdivisions	414,637	3,989	1,267	417,359
Other	199,368	14,566	146	213,788

Total securities	$7,137,874	$27,949	$141,900	$7,023,923

December 31, 2006
U.S. Treasury	$1,051,590	$8,872	$12,001	$1,048,461
Federal agency	250,054	2,458	1,589	250,923
Mortgage-backed securities	5,305,629	41,119	51,919	5,294,829
Asset-backed and corporate debt securities	174,829	2,188	20	176,997
States and political subdivisions	499,563	7,205	972	505,796
Other	221,327	10,834	347	231,814

Total securities	$7,502,992	$72,676	$66,848	$7,508,820

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

June 30, 2006
U.S. Treasury	$1,042,572	$3,127	$31,628	$1,014,071
Federal agency	223,332	2,725	3,969	222,088
Mortgage-backed securities	5,683,181	4,776	184,506	5,503,451
Asset-backed and corporate debt securities	205,325	2,094	87	207,332
States and political subdivisions	555,973	8,770	1,901	562,842
Other	206,009	10,645	895	215,759

Total securities	$7,916,392	$32,137	$222,986	$7,725,543

Other securities included retained interests from securitizations as well as equity securities.
The following table presents the age of gross unrealized losses and associated fair value by investment category.

	June 30, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$546,942	$12,728	$471,322	$14,951	$1,018,264	$27,679
Federal agency	113,398	413	69,141	1,188	182,539	1,601
Mortgage-backed securities	2,326,872	38,365	2,195,207	72,780	4,522,079	111,145
Asset-backed securities	12,520	51	1,637	12	14,157	63
States and political subdivisions	24,020	194	50,542	1,073	74,562	1,267
Other	519	7	10,692	138	11,211	145

Total	$3,024,271	$51,758	$2,798,541	$90,142	$5,822,812	$141,900

Securities available for sale are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment including the severity of loss, the creditworthiness of the issuer, the length of time the fair value has been below cost, and management’s intent and ability to hold the security for the time necessary to recover the amortized cost, taking into consideration balance sheet management strategies and management’s market view and outlook. At June 30, 2007, management concluded that none of the individual unrealized losses represented an other-than-temporary impairment as management attributes the declines in value to changes in market interest rates, not credit quality or other factors, and management had the intent and ability to hold these securities for the time necessary to recover the amortized cost. The majority of the losses related to securities issued by the U.S. government or government-sponsored agencies and other investment-grade issuers.
At June 30, 2007, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $6.4 billion. At June 30, 2007, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.
For the six months ended June 30, 2007 and 2006, gross securities gains of $31 million and $15 million, respectively, were recognized, while gross securities losses were $5 million and $2 million, respectively.
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

The following table presents the fair values of trading assets and liabilities.

	June 30	December 31	June 30
(In Thousands)	2007	2006	2006

Trading assets:
Securities	$355,878	$447,031	$514,531
Loans	164,820	213,514	520,253
Derivative instruments	115,330	118,962	169,814

Total trading assets	$636,028	$779,507	$1,204,598

Trading liabilities:
Securities sold short	$33,566	$52,122	$88,655
Derivative instruments	89,848	97,585	141,082

Total trading liabilities	$123,414	$149,707	$229,737

Trading revenue includes both net interest income from trading securities, loans, and securities sold short, and gains and losses from changes in the fair value of trading instruments. Gains and losses on trading instruments are included either within loan servicing revenue, brokerage revenue, or other income on the income statement. Total revenue from trading activities was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2007	2006	2007	2006

Net interest income	$6,367	$13,513	$12,182	$25,968
Gains (losses):
Securities and securities sold short	(12,358)	(774)	(13,511)	6,021
Loans	10	(10,665)	462	(11,764)
Derivative instruments	18	8,332	8,564	11,702

Total net (losses) gains in noninterest income	(12,330)	(3,107)	(4,485)	5,959

Total net trading (loss) revenue	$(5,963)	$10,406	$7,697	$31,927

10. Principal Investments
The principal investment portfolio includes direct investments in private and public companies, as well as indirect investments in private equity funds which are managed by third parties. The direct portfolio consists of investments in the consumer, retail, manufacturing, automotive, commercial services, healthcare, commercial distribution, and building products industries with the largest industry, manufacturing, constituting approximately 13% of the total principal investment portfolio. The indirect portfolio is diversified according to the terms of the fund’s agreement and the general partner’s direction. Principal investments are classified within other investments on the balance sheet. A rollforward of principal investments follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2007	2006	2007	2006

Direct Investments:
Carrying value at beginning of period	$319,036	$318,913	$311,218	$316,974
Investments — new fundings	17,961	20,305	33,408	30,818
Returns of capital and write-offs	(3,546)	(7,097)	(11,175)	(12,890)
Fair value adjustments	6,045	(6,000)	6,045	(8,781)

Carrying value at end of period	$339,496	$326,121	$339,496	$326,121

Indirect Investments:
Carrying value at beginning of period	$365,184	$348,422	$354,278	$343,864
Investments — new fundings	21,980	20,321	44,714	42,894
Returns of capital and write-offs	(14,845)	(14,338)	(26,950)	(32,141)
Fair value adjustments	(772)	419	(495)	207

Carrying value at end of period	$371,547	$354,824	$371,547	$354,824

Total Principal Investments:
Carrying value at beginning of period	$684,220	$667,335	$665,496	$660,838
Investments — new fundings	39,941	40,626	78,122	73,712
Returns of capital and write-offs	(18,391)	(21,435)	(38,125)	(45,031)
Fair value adjustments	5,273	(5,581)	5,550	(8,574)

Carrying value at end of period	$711,043	$680,945	$711,043	$680,945

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2007	2006	2007	2006

Principal investment revenue (a)	$6,474	$6,930	$13,090	$13,383

Net principal investment gains (b)	19,865	24,430	29,987	58,255

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
11. Goodwill and Other Intangible Assets
On January 5, 2007, the Corporation completed the acquisition of Fidelity Bankshares, Inc. (Fidelity), which resulted in an increase to goodwill of $708 million. This goodwill was primarily allocated to the Retail Banking and Commercial Banking – Regional segments based on the relative fair value that this acquisition added to these segments. The fair value of each business added to these segments was estimated based on generally accepted valuation techniques including discounted projected cash flows, earnings multiples, and comparable transactions. Refer to Note 3 for further discussion on recent acquisitions.
The carrying value of goodwill was $4.5 billion, $3.8 billion, and $3.3 billion at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. No impairment of goodwill was recognized in either of the six months ended June 30, 2007 or 2006.
A rollforward of goodwill by line of business for the three months ended June 30, 2007 follows:

	January 1	Goodwill	Impairment	June 30
(In Thousands)	2007	Adjustments(a)	Losses	2007

Retail Banking	$1,501,931	$422,521	$—	$1,924,452
Commercial Banking – Regional	1,671,003	287,304	—	1,958,307
Commercial Banking – National	336,897	750	—	337,647
Mortgage Banking	76,031	7,256	—	83,287
Asset Management	230,049	—	—	230,049
Parent and Other	—	—	—	—

Total	$3,815,911	$717,831	$—	$4,533,742

(a)	Represents goodwill associated with acquisitions, purchase accounting adjustments, as well as the realignment of goodwill among segments.
Finite-lived intangible assets capitalized on the balance sheet include core deposit, credit card and other intangibles. A summary of these intangible assets follows:

	June 30	December 31	June 30
(In Thousands)	2007	2006	2006

Core deposit intangibles
Gross carrying amount	$321,589	$239,289	$268,303
Less: accumulated amortization	108,942	85,876	135,423

Net carrying amount	212,647	153,413	132,880

Credit card intangibles
Gross carrying amount	6,310	7,699	7,699
Less: accumulated amortization	3,538	2,914	2,349

Net carrying amount	2,772	4,785	5,350

Other intangibles
Gross carrying amount	73,098	62,183	52,697
Less: accumulated amortization	46,547	36,733	28,739

Net carrying amount	26,551	25,450	23,958

Total finite-lived intangibles
Gross carrying amount	400,997	309,171	328,699
Less: accumulated amortization	159,027	125,523	166,511

Net carrying amount	$241,970	$183,648	$162,188

Amortization expense on finite-lived intangible assets totaled $19 million and $13 million for the three months ended June 30, 2007 and 2006, respectively. Amortization expense on finite-lived intangible assets totaled $36 million and $26 million for the six months ended June 30, 2007 and 2006, respectively. Amortization expense on finite-lived intangible assets is expected to total $52 million, $44 million, $35 million, $28 million, and $21 million for fiscal years 2008 through 2012, respectively.

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
On December 30, 2006, the First Franklin nonconforming mortgage servicing platform and servicing rights valued at $223 million were sold.
Changes in the carrying value of MSRs, accounted for at fair value, follow:

	Three Months Ended June 30
(In Thousands)	2007	2006

Balance at beginning of period	$2,089,863	$2,361,617
Additions from loans sold with servicing retained	152,457	137,152
Changes in fair value due to:
Time decay and payoffs(a)	(89,244)	(110,711)
Implementation of internal prepayment model	—	(55,983)
All other changes in valuation inputs or assumptions(b)	314,673	209,175

Fair value of MSRs at end of period	$2,467,749	$2,541,250

	Six Months Ended June 30
(In Thousands)	2007	2006

Balance at beginning of period	$2,094,387	$2,115,715
Cumulative effect of change in accounting	—	26,392
Additions:
From loans sold with servicing retained	281,759	256,566
From acquisitions	7,075	—
Subtractions from sales of servicing rights	—	(196)
Changes in fair value due to:
Time decay and payoffs(a)	(174,886)	(203,305)
Implementation of internal prepayment model	—	(55,983)
All other changes in valuation inputs or assumptions(b)	259,414	402,061

Fair value of MSRs at end of period	$2,467,749	$2,541,250

Unpaid principal balance of loans serviced for others (in millions)	$167,357	$184,384

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.

(b)	Represents MSR value change resulting primarily from market-driven changes in interest rates.
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

Future interest rates are another significant factor in the valuation of MSRs. In the second quarter of 2007, the Corporation refined its MSR valuation model to incorporate market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. In prior periods, the MSR valuation model assumed that interest rates remained constant over the life of the servicing asset cash flows.
Management periodically obtains third-party valuations of the MSR portfolio to assess the reasonableness of the fair value calculated by the valuation model.
The key economic assumptions used in determining the fair value of MSRs capitalized during the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Weighted-average life (in years)	6.4	4.6	5.9	4.1
Weighted-average CPR	14.49%	23.58%	18.82%	25.66%
Spread over forward interest rate swap rates(a)	5.70	—	5.70	—
Weighted-average discount rate(b)	9.96	10.95	10.14	10.87

(a)	Spread for the months of May and June 2007. Utilized to discount the servicing cash flows.

(b)	Represents the weighted-average discount rate through April 2007.
The key economic assumptions used in determining the fair value of MSRs as of June 30, 2007 and 2006 were as follows:

	2007	2006

Weighted-average life (in years)	6.2	5.6
Weighted-average CPR	13.13%	15.35%
Spread over forward interest rate swap rates	5.44	—
Weighted-average discount rate	—	10.36

Commercial Real Estate Servicing Assets: Commercial real estate servicing assets are recognized upon selling commercial real estate loans into the secondary market, while retaining the obligation to service those loans, or from purchasing or assuming the right to service commercial real estate loans originated by others. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a quarterly basis. For purposes of the impairment analysis, management stratifies these servicing assets by loan type as well as by the term of the underlying loans. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to loan servicing revenue in the income statement. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on commercial real estate servicing assets recognized during the three or six months ended June 30, 2007 or 2006.
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
Commercial real estate servicing assets are classified in other assets on the balance sheet. Changes in the carrying value of the commercial real estate servicing assets and the associated valuation allowance follow:

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2007	2006	2007	2006

Commercial real estate servicing assets
Balance at beginning of period	$148,767	$138,791	$146,867	$138,408
Additions:
From loans sold with servicing retained	3,640	11,516	11,056	16,592
From assumptions of servicing	216	787	276	787
From purchases of servicing	598	465	1,721	842
Subtractions:
Amortization	(6,080)	(5,521)	(12,695)	(10,591)
Sales	—	(116)	(84)	(116)

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2007	2006	2007	2006

Carrying value before valuation allowance at end of period	147,141	145,922	147,141	145,922

Valuation allowance
Balance at beginning of period	(907)	(1,130)	(957)	(1,075)
Impairment recoveries	65	185	115	130

Balance at end of period	(842)	(945)	(842)	(945)

Net carrying value of servicing assets at end of period	$146,299	$144,977	$146,299	$144,977

Unpaid principal balance of commercial real estate loans serviced for others (in millions)	$16,862	$15,705

Fair value of servicing assets:
Beginning of period	$185,864	$173,881	$188,716	$163,182
End of period	198,069	$190,595	198,069	$190,595

The key economic assumptions used to estimate the fair value of these servicing assets as of June 30, 2007 and 2006 were as follows:

	2007	2006

Weighted-average life (in years)	8.2	8.5
Weighted-average discount rate	13.22%	13.66%

Other Consumer Loans: The Corporation also has servicing assets related to sales or securitizations of automobile loans and certain home equity loans and home equity lines of credit. These servicing assets are accounted for using the amortization method and are included in other assets on the balance sheet. The servicing asset related to securitized automobile loans was $5 million, $8 million, and $14 million as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively. The servicing asset related to home equity loans and lines of credit was $31 million, $22 million, and $8 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. No servicing asset or liability has been recognized related to the Corporation’s obligation to service credit card loans as the fee received for performing this service is deemed to approximate the amount that would be paid to fairly compensate a substitute servicer, should one be required.
Contractual Servicing Fees: Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan servicing revenue on the income statement.

	Three Months Ended June 30		Six Months Ended June 30
(In Thousands)	2007	2006	2007	2006

Residential real estate	$128,066	$151,682	$256,734	$299,315
Credit card	27,874	38,033	47,091	58,356
Commercial real estate	9,348	8,353	19,950	15,549
Automobile	4,824	11,526	11,049	21,571
Home equity lines of credit	13,998	4,080	26,198	6,107
Home equity loans	3,934	417	6,712	417

Total contractual servicing fees	$188,044	$214,091	$367,734	$401,315

13. Borrowed Funds
Detail of borrowed funds follows:

	June 30	December 31	June 30
(In Thousands)	2007	2006	2006

Federal Home Loan Bank advances	$1,000,000	$—	$—
Commercial paper	836,208	811,842	1,361,074
U.S. Treasury notes	258,556	433,829	1,325,027
Senior bank notes	—	—	45,500
Other	575,474	403,296	419,384

Total borrowed funds	$2,670,238	$1,648,967	$3,150,985

Weighted-average rate	5.08%	4.96%	4.93%

Federal Home Loan Bank advances represent short-term borrowings with the Federal Home Loan Bank and mature within one month. Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation. As of June 30, 2007, the entire balance had maturities of three months or less. U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At June 30, 2007, the entire balance of outstanding U.S. Treasury notes was callable on demand by the U.S. Treasury.

The other category included obligations totaling $288 million, $52 million, and $89 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively, related to securities sold short, which are obligations to purchase securities that have already been sold to other third parties. Some short sales are held for trading purposes, while others are used to economically hedge risk associated with other assets or liabilities. See further discussion in Note 9 for more on short sales held for trading purposes. The other category at June 30, 2007, December 31, 2006, and June 30, 2006 also included liabilities totaling $261 million, $305 million, and $251 million, respectively, related to mortgage loans available for repurchase under GNMA and FNMA loan sale programs. See further discussion in Note 1.
14. Long-Term Debt
The composition of long-term debt follows. This note excludes the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 15 for further discussion on these obligations.

	June 30	December 31	June 30
(In Thousands)	2007	2006	2006

3.20% senior notes due 2008	$294,553	$291,764	$286,283
3.125% senior notes due 2009	192,416	190,898	185,950
5.75% subordinated notes due 2009	301,518	302,550	298,820
Variable-rate senior note due 2009	600,000	—	—
Variable-rate senior note due 2010	299,918	299,908	299,894
4.90% senior notes due 2015	377,911	389,674	370,417
6.875% subordinated notes due 2019	728,301	764,052	720,919
8.375% senior note due 2032	68,353	69,960	68,589

Total holding company	2,862,970	2,308,806	2,230,872
Senior bank notes	13,614,576	18,580,239	25,275,202
Federal Home Loan Bank advances	1,995,843	1,998,923	2,721,295
7.25% subordinated notes due 2010	237,503	239,052	235,017
6.30% subordinated notes due 2011	206,025	208,065	203,176
7.25% subordinated notes due 2011	195,129	197,933	191,295
6.25% subordinated notes due 2011	305,180	310,214	302,434
6.20% subordinated notes due 2011	499,008	507,892	491,841
4.63% subordinated notes due 2013	288,693	295,326	283,129
5.25% subordinated notes due 2016	235,388	244,697	—
5.70% subordinated notes due 2016	249,700	249,486	—
5.73% subordinated notes due 2017	523,118	—	—
5.80% subordinated notes due 2017	415,150	—	—
4.25% subordinated notes due 2018	214,696	224,354	209,719
Secured debt financings	62,756	31,067	24,715
Other	8,889	10,917	12,816

Total subsidiaries	19,051,654	23,098,165	29,950,639

Total long-term debt	$21,914,624	$25,406,971	$32,181,511

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
A summary of par values and weighted-average rates of long-term debt as of June 30, 2007, follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest-rate risk, amortization of discounts, and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-Average	Weighted-Average
(Dollars in Thousands)	Par Value	Contractual Rate	Effective Rate

Senior bank notes	$13,662,909	5.17%	5.18%
Subordinated notes	4,425,000	5.99	6.03
Senior notes	1,875,000	4.83	4.84
FHLB advances	1,977,626	5.12	4.37
Secured debt financings	62,756	8.42	8.42
Other	8,889	6.08	6.08

Total long-term debt	$22,012,180	5.31%	5.26%

National City Bank has issued senior and subordinated bank notes. During 2007, National City Bank issued senior bank notes with a par value of $10 million and subordinated bank notes with par values totaling $950 million. At June 30, 2007, senior bank notes totaling $2.4 billion were contractually based on a fixed rate of interest and $11.3 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2007 to 2078. All subordinated notes of National City Bank were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity.
The holding company has issued both senior and subordinated notes. All but two of the notes issued by the holding company are fixed rate. The $600 million variable-rate note was issued by the holding company during the first quarter of 2007. The interest rate on this note is based on three-month LIBOR plus 1.5 basis points, is reset quarterly, and was 5.375% at June 30, 2007. The interest rate on the $300 million variable-rate senior note of the holding company is based on three-month LIBOR plus 17 basis points, is reset quarterly and was 5.53% at June 30, 2007. The 8.375% senior note of the holding company was called on July 15, 2007. All remaining senior notes and subordinated notes of the holding company pay interest semi-annually and may not be redeemed prior to maturity.
At June 30, 2007, Federal Home Loan Bank (FHLB) advances consisted of $1.4 billion of fixed-rate obligations and $600 million of variable-rate obligations. The Corporation’s maximum remaining borrowing limit with the FHLB was $605 million at June 30, 2007. The Corporation pledged $10.1 billion in residential real estate loans, $6.2 billion in home equity lines of credit, and $17 million in mortgage-backed securities as collateral against FHLB borrowings at June 30, 2007. FHLB advances have maturities ranging from 2007 to 2030.
15. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation
As of June 30, 2007, National City sponsored four trusts, of which 100% of the common equity is owned by the Corporation, formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust.
On May 25, 2007, the Corporation issued $500 million of junior subordinated debentures (2007 debentures) to National City Capital Trust III. The 2007 debentures are the sole assets of this trust, which issued common securities to the Corporation and preferred capital securities to third-party investors. The 2007 debentures bear interest at a fixed rate of 6.625%, payable quarterly in arrears. The 2007 debentures are redeemable at par plus accrued unpaid interest, in whole or in part, anytime after May 25, 2012, with the prior approval of the Federal Reserve Board. The capital securities of the trust qualify as Tier I capital of the Corporation for regulatory purposes. The 2007 debentures will rank pari-passu to the 2006 junior subordinated debentures, junior to the Corporation’s outstanding debt, and junior to its other outstanding junior subordinated debentures. The 2007 debentures have a scheduled maturity date of May 25, 2047. Upon the scheduled maturity date, the Corporation will be required to refinance the 2007 debentures with securities that are treated as capital for regulatory purposes. If the Corporation is unable to refinance these securities, they will remain outstanding until their legal maturity date of May 25, 2067, and bear interest at a variable rate equal to one-month LIBOR plus 2.1263 basis points.
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

	June 30	December 31	June 30
(In Thousands)	2007	2006	2006

6.625% junior subordinated debentures owed to National City Capital Trust II due November 15, 2036	$740,873	$752,681	$—
6.625% junior subordinated debentures owed to National City Capital Trust III due May 25, 2047	476,297	—	—
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust III due November 23, 2034	32,296	—	—
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust II due January 23, 2034	23,648	—	—
9.85% junior subordinated debentures owed to Fort Wayne Capital Trust I redeemed April 15, 2007	—	30,928	30,928
Variable-rate junior subordinated debentures owed to Banc Services Corp. Statutory Trust I redeemed June 26, 2007	—	7,317	7,418
Variable-rate junior subordinated debentures owed to Forbes First Financial Statutory Trust I redeemed June 26, 2007	—	3,139	3,213
8.12% junior subordinated debentures owed to First of America Capital Trust I redeemed January 31, 2007	—	154,640	154,640
9.00% junior subordinated debentures owed to Allegiant Capital Trust II redeemed October 2, 2006	—	—	41,775
8.60% junior subordinated debentures owed to Provident Capital Trust I redeemed December 1, 2006	—	—	105,896

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$1,273,114	$948,705	$343,870

Distributions on the capital securities issued by National City Capital Trust II and National City Capital Trust III are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Fidelity Capital Trust III are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.97 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust III was 7.33% at June 30, 2007. Distributions on the capital securities issued by Fidelity Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 2.85 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust II was 8.205% at June 30, 2007.
The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are first redeemable, in whole or in part, by the Corporation as follows:

First Call Date

Fidelity Capital Trust II	January 23, 2009
Fidelity Capital Trust III	November 23, 2009
National City Capital Trust II	November 15, 2011
National City Capital Trust III	May 25, 2012

On June 26, 2007, the Corporation exercised the early call on Banc Services Corp. Statutory Trust I and Forbes First Financial Statutory Trust I. On April 15, 2007, the Corporation exercised the early call on Fort Wayne Capital Trust I.
The Corporation may only redeem or repurchase its junior subordinated notes payable owed to National City Capital Trust II and National City Capital Trust III on or before November 15, 2056 and May 25, 2057, respectively, subject to certain limitations. During the 180 days prior to the dates of that redemption or repurchase, the Corporation must have received proceeds from the issuance of equity or hybrid securities that qualify as Tier 1 capital under the Federal Reserve’s capital guidelines. The Corporation will also be required to obtain approval of the Federal Reserve prior to the issuance of such securities. The current beneficiary of this limitation are the holders of the Corporation’s 6.875% subordinated notes due 2019.
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

Regulatory and other capital measures follow:

	June 30		December 31		June 30
	2007		2006		2006
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity/assets	$12,146,526	8.64%	$14,581,003	10.40%	$12,609,764	8.91%
Total common equity/assets	12,146,526	8.64	14,581,003	10.40	12,609,764	8.91
Tangible common equity/tangible assets	7,370,814	5.43	10,581,444	7.77	9,100,797	6.60
Tier 1 capital	8,721,367	6.56	11,534,600	8.93	9,392,056	7.31
Total risk-based capital	13,667,303	10.28	15,704,502	12.16	13,102,889	10.20
Leverage	8,721,367	6.53	11,534,600	8.56	9,392,056	6.89

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
National City Bank from time to time is required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $7 million at June 30, 2007.
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
Dividends paid by a subsidiary bank to its parent company are also subject to certain legal and regulatory limitations. In 2007, National City Bank may pay dividends of $568 million, plus an additional amount equal to its net profits for 2007, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.
17. Stockholders’ Equity
The number of authorized and outstanding shares of each class of the Corporation’s stock is shown in the following table.

	June 30	December 31	June 30
	2007	2006	2006

Preferred Stock, no par value, $100 liquidation value per share, authorized 5,000,000 shares	70,272	70,272	70,272
Common Stock, $4 par value, authorized 1,400,000,000 shares	566,285,142	632,381,603	605,053,511

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
Common Stock Repurchases: On April 24, 2007, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to all previous authorizations. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. During the first six months of 2007 and 2006, the Corporation repurchased 44.8 million and 15.2 million shares, respectively under those authorizations. Repurchases under the October 24, 2005 and December 19, 2006 share repurchase authorizations have been completed. As of June 30, 2007, 38.7 million shares remain authorized for repurchase.
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
Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows:

	Six Months Ended
	June 30
(In Thousands)	2007	2006

Accumulated unrealized gains (losses) on securities available for sale at January 1, net of tax	$3,938	$(4,018)
Net unrealized losses for the period, net of tax benefit of $32,227 in 2007 and $60,084 in 2006	(59,851)	(111,584)
Reclassification adjustment for gains included in net income net of tax expense of $8,985 in 2007 and $4,575 in 2006	(16,686)	(8,457)

Effect on other comprehensive income for the period	(76,537)	(120,041)

Accumulated unrealized losses on securities available for sale at June 30, net of tax	$(72,599)	$(124,059)

Accumulated unrealized (losses) gains on derivatives used in cash flow hedging relationships at January 1, net of tax	$(3,505)	$15,883
Net unrealized (losses) gains for the period, net of tax (benefit) expense of $(2,370) in 2007 and $5,063 in 2006	(4,401)	9,403
Reclassification adjustment for gains included in net income, net of tax expense of $276 in 2007 and $13,803 in 2006	(514)	(25,634)

Effect on other comprehensive income for the period	(4,915)	(16,231)

Accumulated unrealized losses on derivatives used in cash flow hedging relationships at June 30, net of tax	$(8,420)	$(348)

Accumulated unrealized losses for pension and other postretirement obligations at January 31, net of tax	$(71,347)	—
Amortization of prior service costs included in net periodic benefit	(1,864)	—
Amortization of transition obligation included in net periodic cost	383	—
Amortization of net loss included in net periodic cost	1,142	—

Effect on other comprehensive income for the period	(339)	—

Accumulated unrealized losses for pension and other postretirement obligations at June 30, net of tax	$(71,686)	—

Accumulated other comprehensive (loss) income at January 1, net of tax	$(70,914)	$11,865
Other comprehensive loss, net of tax	(81,791)	(136,272)

Accumulated other comprehensive loss at June 30, net of tax	$(152,705)	$(124,407)

18. Net Income Per Common Share
Calculations of basic and diluted net income per share follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in Thousands, Except Per Share Amounts)	2007	2006	2007	2006

Basic
Net income	$346,604	$472,926	$665,816	$931,733
Less preferred dividends	437	415	874	830

Net income applicable to common stock	$346,167	$472,511	$664,942	$930,903

Average common shares outstanding	573,464,999	609,656,508	602,872,366	610,777,446
Less average unallocated ESOP shares	735,395	—	815,199	—

Average common shares outstanding — basic	572,729,604	609,656,508	602,057,167	610,777,446

Net income per common share — basic	$.60	$.77	$1.10	$1.52

Diluted
Net income	$346,604	$472,926	$665,816	$931,733

Average common shares outstanding — basis	572,729,604	609,656,508	602,057,167	610,777,446
Stock awards	6,534,683	7,451,992	7,114,927	7,060,619
Convertible preferred stock	1,121,541	1,121,541	1,121,541	1,121,541

Average common shares outstanding — diluted	580,385,828	618,230,041	610,293,635	618,959,606

Net income per common share — diluted	$.60	$.77	$1.09	$1.51

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding, less unallocated Employee Stock Ownership Plan (ESOP) shares, for the period.
Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards. For the three and six months ended June 30, 2007, options to purchase 8.0 million and 5.2 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2006, options to purchase 4.4 million and 7.5 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Diluted net income is not adjusted for preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period.
19. Income Taxes
The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of this new accounting standard, the Corporation recorded a $31 million increase in its liability for uncertain tax positions ($24 million net of tax), which was accounted for as a cumulative effect of an accounting change, reducing the opening balance of retained earnings. As of June 30, 2007, the Corporation had a liability for uncertain tax positions of $254 million, including accrued interest and penalties of $49 million. The Corporation recognizes interest and penalties associated with uncertain tax positions in income tax expense. During the three and six months ended June 30, 2007, the provision/(benefit) for interest and penalties was $12 million and $15 million, respectively. During the three and six months ended June 30, 2006, the provision/(benefit) for interest and penalties was $2 million and $(4) million, respectively.
The composition of income tax expense follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2007	2006	2007	2006

Applicable to income exclusive of securities transactions	$176,129	$237,236	$300,512	$430,565
Applicable to securities transactions	(460)	486	8,985	4,574

Income tax expense	$175,669	$237,722	$309,497	$435,139

The effective tax rate for the three- and six- month periods ended June 30, 2007 was 33.6% and 31.7%, respectively. The effective tax rate for the three- and six- month periods ended June 30, 2006 was 33.5% and 31.8%, respectively.

20. Commitments, Contingent Liabilities, Guarantees, and Related Party Transactions
Commitments: A summary of the contractual amount of significant commitments follows:

	June 30	December 31	June 30
(In Thousands)	2007	2006	2006

Commitments to extend credit:
Revolving home equity and credit card lines	$35,353,745	$34,286,346	$33,281,472
Commercial	26,558,137	25,351,297	23,923,625
Residential real estate	13,770,321	9,506,648	11,113,918
Other	597,799	1,047,439	606,989
Standby letters of credit	5,314,849	5,265,929	4,915,436
Commercial letters of credit	237,156	338,110	306,610
Net commitments to sell mortgage loans and mortgage-backed securities	7,555,014	3,480,387	9,039,177
Net commitments to sell commercial real estate loans	391,884	376,375	271,909
Commitments to fund civic and community investments	589,925	607,190	309,622
Commitments to purchase beneficial interests in securitized automobile loans	408,532	573,152	428,230
Commitments to fund principal investments	357,952	282,407	765,280

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
Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. In connection with the sale of the First Franklin origination and sales platform, the Corporation transferred its recourse obligation associated with this unit to the buyer. At June 30, 2007, December 31, 2006 and June 30, 2006, the liability for estimated losses on repurchase and indemnification was $158 million, $171 million and $202 million, respectively, and was included in other liabilities on the balance sheet. Further details on loans sold subject to indemnification provisions, loans repurchased or indemnified, and losses charged against the liability follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2007	2006(a)	2007	2006(b)

Total loans sold	$11,631	$16,004	$23,808	$30,079
Total loans repurchased or indemnified	88	114	247	203
Losses incurred	32	26	70	54

(a)	Included $6.2 billion of loans sold, $61 million of loans repurchased or indemnified, and $14 million of losses incurred related to the First Franklin unit.

(b)	Included $10.4 billion of loans sold, $108 million of loans repurchased or indemnified, and $29 million of losses incurred related to the First Franklin unit.
Loans indemnified that remain outstanding as of June 30, 2007, December 31, 2006, and June 30, 2006, totaled $453 million, $343 million, and $343 million, respectively. Loans sold which remain uninsured as of June 30, 2007 were $88 million. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above.
On December 30, 2006, the Corporation completed the sale of the First Franklin nonconforming mortgage origination and servicing platform. The proceeds received from this transaction were based on a preliminary statement of net assets sold. The purchase price is subject to adjustment based on the closing date values of net assets sold, as well as other negotiated matters. Accordingly, the Corporation may either pay or receive additional consideration depending on the final outcome of this matter. The amount of the purchase price adjustment, if any, will decrease or increase the gain recognized on the sale of this unit. On April 13, 2007, the Corporation received a dispute notice from Merrill Lynch Bank & Trust Co., FSB, the buyer of First Franklin, which asserted that the closing date net asset values and related purchase price were overstated by $67 million. National City management does not agree with that assertion. If the parties cannot reach agreement on this dispute, this matter would be subject to arbitration.
The Corporation has a wholly owned captive insurance subsidiary which provides reinsurance to third-party insurers who provide lender paid mortgage insurance on approximately $1.9 billion of the Corporation’s nonconforming mortgage second loans and lines. These arrangements are quota share reinsurance contracts whereby the Corporation’s captive insurance subsidiary is entitled to 50% of the primary policy premiums and assumes 50% of the risk of loss under the lender paid mortgage insurance primary policy which limits losses to 10% of the original insured risk per policy year.
Loss reserves are provided for the estimated costs of settling reinsurance claims on defaulted loans. Loss reserves are established for reported claims as well as incurred but not reported claims. Management establishes loss reserves using historical experience and by making various assumptions and estimates of trends in loss severity, frequency, and other factors. The methods used to develop these reserves are subject to continual review and refinement, and any necessary adjustments to these reserves are reflected in operations in the period identified. Reinsurance loss reserves of $43 million were recognized within the allowance for loan losses as of June 30, 2007. The provision for reinsurance losses at June 30, 2007 of $18 million is presented within the provision for credit losses in the Consolidated Financial Statements. In segment reporting, the provision for reinsurance losses is presented within Retail Banking’s results as noninterest expense. As of June 30, 2007, Retail Banking’s remaining exposure to reinsurance claims is $32 million.
Red Mortgage Capital, a wholly owned subsidiary, is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage

Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. The maximum potential amount of undiscounted future payments that may be required under this program is equal to approximately one-third of the principal balance of the loans outstanding at June 30, 2007. If payment is required under this program, Red Mortgage Capital would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred. As of June 30, 2007, December 31, 2006, and June 30, 2006, Red Mortgage Capital serviced loans, subject to risk sharing under the DUS program, had outstanding principal balances aggregating $4.8 billion, $4.9 billion and $4.8 billion, respectively. This guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $4 million, $5 million and $4 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.
The guarantee liability for standby letters of credit was $33 million, $39 million and $42 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. This liability was recorded in other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.
The Corporation is subject to nonincome taxes in the various jurisdictions where it does business. The most significant of these taxes is franchise tax which is assessed by some states in lieu of or in addition to income taxes. The amount of tax due may be subject to different interpretations by the Corporation and the taxing authorities. In preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws; however, its positions may be subject to challenge upon audit. Management accrues for nonincome tax contingencies that are judged to be both probable and estimable. Management has also identified other unaccrued nonincome tax contingencies, which are considered reasonably possible but not probable, totaling approximately $36 million as of June 30, 2007.
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
Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa®, MasterCard®, and several major financial institutions, including eight cases naming the Corporation and its subsidiary, National City Bank of Kentucky, since merged into National City Bank. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. On July 1, 2007, the Corporation and National City Bank entered into a Judgment Sharing Agreement (JSA) with respect to this litigation. On July 1, 2007, the Corporation also entered into a Loss Sharing Agreement (LSA) with respect to certain litigation, including this series of antitrust class action lawsuits. The purpose of the JSA and the LSA is to apportion financial responsibility arising from a potential adverse judgment or negotiated settlement. Given the preliminary stage of these suits, it is not possible for management to assess the probability of a material adverse outcome or the range of possible damages, if any.
On March 31, 2006, the Corporation and National City Bank were served with a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas. The plaintiff, Data Treasury Corporation, claims that the Corporation, as well as over 50 other financial institutions or check processors, are infringing on its patents involving check imaging, storage and transfer. The plaintiff seeks unspecified damages and injunctive relief. On January 6, 2006, the U.S. Patent and Trademark Office ordered a reexamination of two of the image patents involved in the litigation. The litigation regarding those two patents was stayed pending the reexamination. On June 29, 2007, the U.S. Patent and Trademark Office issued a “Final Office Action” rejecting certain claims and confirming other claims. This decision is subject to response by Data Treasury. At this stage of this lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or the range of possible damages, if any.

On December 19, 2005, a class action suit was filed against National City Mortgage Co. in the U.S. District Court for the Southern District of Illinois. The lawsuit alleges that National City Mortgage loan originators were improperly designated as exempt employees. On June 21, 2007, the court conditionally certified an opt-in class of loan originators. Due to the preliminary stage of this suit, it is not possible for management to assess the probability of a material adverse outcome or assess the range of possible damages, if any.
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
21. Stock Options and Awards
Under the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan) up to 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition, no more than 13 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options. As of June 30, 2007, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 24 million and 6 million shares, respectively.
Stock Options: Stock options may be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually, beginning one year from the date of grant, and expire no later than 10 years from the date of grant. Prior to 2006, stock options were also granted that included the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option. During the second quarter and first half of 2007, pretax compensation expense recognized for stock options totaled $6 million and $13 million, respectively, while pretax compensation expense recognized for stock options totaled $5 million and $11 million for the comparable periods of 2006, respectively. The tax benefit was $2 million and $4 million for the second quarter and first half, respectively, of 2007 and for the comparable periods of 2006 was $2 million and $3 million, respectively.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Expected volatility	20.1%	19.9%	19.4%	19.8%
Expected dividend yield	4.2	4.3	4.3	4.3
Risk-free interest rate	4.1	4.2	4.0	4.1
Expected term (in years)	5	6.2	5	5.9

The weighted-average grant date fair value per share of options granted during the three and six months ended June 30, 2007 was $5.17 and $5.04, respectively. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2006 was $5.38 and $5.16, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2007, was $6 million and $59 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006, was $30 million and $55 million, respectively. As of June 30, 2007, there was $19 million of total unrecognized compensation cost related to nonvested stock option awards. This cost is expected to be recognized over a period of four years.

Upon the consummation of the Harbor acquisition, all outstanding options issued by Harbor became fully vested and were converted into equivalent National City options.
Cash received from the exercise of options for the three and six months ended June 30, 2007 was $17 million and $137 million, respectively. Cash received from the exercise of options for the three and six months ended June 30, 2006 was $77 million and $134 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $2 million and $19 million for the three and six months ended June 30, 2007, respectively. The tax benefit realized for the tax deductions from option exercises totaled $9 million and $17 million for the three and six months ended June 30, 2006, respectively. The Corporation generally uses treasury shares to satisfy stock option exercises.
Stock option activity follows:

		Weighted-	Weighted-
		Average	Average Remaining
		Exercise	Contractual Term	Aggregate Intrinsic Value
	Shares	Price	(in years)	(In thousands)

Outstanding at January 1, 2007	43,014,406	$31.36
Granted	480,973	37.46
Exercised	(6,406,885)	28.43
Forfeited or expired	(361,416)	35.64

Outstanding at June 30, 2007	36,727,078	$31.91	4.5	$91,473

Exercisable at June 30, 2007	30,456,307	$31.12	3.9	$91,470

Outstanding at January 1, 2006	50,135,498	$30.72
Granted	592,602	36.49
Exercised	(6,547,629)	27.52
Forfeited or expired	(370,964)	34.61

Outstanding at June 30, 2006	43,809,507	$31.24	4.9	$221,282

Exercisable at June 30, 2006	35,686,190	$30.35	4.2	$212,621

Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months, and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation recognizes compensation expense over the restricted period. Pretax compensation expense recognized for restricted shares during the three and six months ended June 30, 2007 totaled $16 million and $32 million, respectively. Pretax compensation expense recognized for restricted shares during the three and six months ended June 30, 2006 totaled $12 million and $22 million, respectively. The tax benefit was $6 million and $12 million for the three and six months ended June 30, 2007, respectively, while the tax benefit was $4 million and $8 million for the corresponding periods in 2006.
Restricted share activity follows:

	For the Six Months Ended June 30
	2007		2006
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1	7,344,918	$34.96	6,452,193	$33.76
Granted	389,483	36.60	171,303	35.20
Vested	(227,694)	33.88	(593,504)	32.63
Forfeited	(203,747)	35.00	(202,538)	33.86

Nonvested at June 30	7,302,960	$35.08	5,827,454	$33.90

As of June 30, 2007, there was $129 million of total unrecognized compensation cost related to restricted shares. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the three and six months ended June 30, 2007, was $1 million and $9 million, respectively. The total fair value of shares vested during the three and six months ended June 30, 2006, was $12 million and $21 million, respectively.

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
In connection with the Harbor acquisition, the Corporation acquired a frozen multi-employer pension plan. This plan was terminated in June 2007 at a cost of $7 million. In connection with the Fidelity acquisition, the Corporation acquired a frozen qualified defined benefit pension plan. There were no contributions to this plan for the six-month period ended June 30, 2007.
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
Using an actuarial measurement date of October 31, components of net periodic (benefit) cost for the three and six months ended June 30 follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Thousands)	2007	2006	2007	2006

Qualified Pension Plan
Service cost	$14,979	$14,532	$29,777	$29,064
Interest cost	24,782	22,359	48,859	44,718
Expected return on plan assets	(39,362)	(34,682)	(77,439)	(69,364)
Amortization of prior service cost	(1,189)	(1,189)	(2,378)	(2,378)
Recognized net actuarial loss	150	275	300	550

Net periodic (benefit) cost	$(640)	$1,295	$(881)	$2,590

Supplemental Pension Plan
Service cost	$468	$397	$936	$795
Interest cost	2,580	1,964	4,568	3,928
Amortization of prior service cost	244	333	489	665
Recognized net actuarial loss	794	837	1,587	1,675

Net periodic cost	$4,086	$3,531	$7,580	$7,063

Other Postretirement Benefits
Service cost	$380	$292	$760	$888
Interest cost	2,087	2010	4,174	4,262
Amortization of prior service cost	40	32	80	94
Transition obligation	202	103	404	453
Recognized net actuarial loss	69	143	138	286
Curtailment gain	—	(2,597)	—	(2,597)

Net periodic cost (benefit)	$2,778	$(17)	$5,556	$3,386

Total net periodic cost	$6,224	$4,809	$12,255	$13,039

Defined Contribution Plans: Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2007 and 2006, the Corporation provided up to a 6.9% matching contribution. Matching contributions totaled $20 million and $47 million for the three and six months ended June 30, 2007, respectively, compared with $21 million and $48 million for the three and six months ended June 30, 2006, respectively. The Corporation also acquired Harbor’s leveraged employee stock ownership plan (ESOP) plan which covered all former Harbor employees age 21 and over. As shares are released to plan participants, the Corporation recognizes compensation equal to the current market price of the shares. Expense related to this plan was $4 million and $9 million for the three and six months ended June 30, 2007, respectively.

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
Credit risk occurs when a counterparty to a derivative contract where the Corporation has an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At June 30, 2007, these collateral agreements covered 99.4% of the notional amount of the total derivative portfolio, excluding futures contracts that are cash settled daily with counterparties, certain forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At June 30, 2007, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $70 million to collateralize net gains with counterparties and had pledged or delivered to counterparties cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $400 million to collateralize net losses with counterparties. In certain instances, open forward commitments to sell or purchase mortgage loans or mortgage-backed securities are not covered by collateral agreements due to the fact these contracts usually mature within 90 days. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to similar credit policies. Collateral may be obtained based on management’s assessment of the customer.
Derivative contracts are valued using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of its derivatives. The interest rates used in these cash flow models are based on forward yield curves that are observable in the current cash and derivatives markets, consistent with how derivatives are valued by market participants. Cash flow models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage banking loan commitment is based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The change in fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices. The probability that the loan will fund is derived from the Corporation’s own historical empirical data. The change in value of the underlying mortgage loan is measured from the commitment date. At the time of issuance, the estimated fair value of the commitment is zero. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on June 30, 2007, December 31, 2006, and June 30, 2006.
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
For the three and six months ended June 30, 2007, the Corporation recognized total net ineffective fair value hedge losses of $7 million and $9 million, respectively. For the three- and six-month periods ended June 30, 2006, the Corporation recognized total net ineffective fair value hedge gains of $2 million and $3 million, respectively. Details of net ineffective hedge gains and losses by hedge strategy are presented in the tables on pages 46-47. Net ineffective hedge gains and losses on residential mortgage and commercial real estate loans held for sale are included in loan sale revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial portfolio loans and fixed-rate funding products are included in other noninterest income on the income statement.
Cash Flow Hedges: The Corporation hedges cash flow variability related to variable-rate commercial loans and funding products, specifically FHLB advances and senior bank notes. Interest-rate floors are used to hedge the cash flows associated with variable-rate commercial loans while interest-rate caps are used to hedge cash flows from the variable-rate funding products.
Retrospective hedge effectiveness for cash flow hedges of variable-rate funding products is determined using a dollar offset ratio applied on a monthly basis. Retrospective hedge effectiveness for variable-rate commercial loans is determined on a monthly basis using regression analysis. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For the six-month periods ended June 30, 2007 and 2006, the Corporation recognized net ineffective cash flow hedge losses of $65 thousand and $34 thousand, respectively. There were no ineffective hedge gains or losses associated with cash flow hedges in the second quarter of 2007 or 2006. These losses are included in other noninterest income on the income statement.
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At June 30, 2007, December 31, 2006, and June 30, 2006, accumulated other comprehensive income included a deferred after-tax net loss of $8 million, $4 million and $348 thousand, respectively, related to derivatives used to hedge loan and funding cash flows. See Note 17 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative loss included in accumulated other comprehensive income at June 30, 2007 is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on loan and funding products through August 2013, with $2 million of after-tax net loss expected to be recognized in net interest income within the next year. There were no gains or losses reclassified into earnings in the first six months of 2007 or 2006 arising from the determination that the original forecasted transaction would not occur.

Summary information regarding the interest-rate derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 at June 30, 2007, December 31, 2006, and June 30, 2006 follows:

	June 30, 2007			Net Ineffective		December 31, 2006
		Derivative		Hedge Gains (Losses)(a)			Derivative
				Three	Six
				Months	Months
				Ended	Ended
	Notional			June 30,	June 30,	Notional
(In Millions)	Amount	Asset	Liability	2007	2007	Amount	Asset	Liability

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$156	$.6	$.3			$112	$1.0	$.3
Pay-fixed interest rate swaps	2,320	32.2	3.6			2,712	33.3	10.3
Interest rate caps sold	150	—	—			150	—	—
Interest rate floors sold	100	—	—			100	—	—
Interest rate collars purchased	5	—	.1			5	—	.2
Interest rate futures purchased	1,611	—	—			2,204	—	—
Interest rate futures sold	2,274	—	—			2,595	—	—

Total	6,616	32.8	4.0	$(1.1)	$(2.3)	7,878	34.3	10.8

Mortgage loans held for sale
Forward commitments to sell mortgage loans and mortgage-backed securities	5,834	37.8	5.8			1,855	6.0	11.8
Receive-fixed interest rate swaps	825	—	27.2			1,775	12.0	27.7
Receive-fixed interest rate swaps purchased	350	1.5	—			—	—	—
Pay-fixed interest rate swaps	550	9.3	—			550	—	6.8
Interest rate caps purchased	—	—	—			500	—	—
Interest rate floors purchased	—	—	—			500	1.8	—

Total	7,559	48.6	33.0	3.6	3.2	5,180	19.8	46.3

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	14	.3	.1			136	.2	1.3
Interest rate futures purchased	21	.2	—			—	—	—
Interest rate swaps	91	2.1	—			—	—	—

Total	126	2.6	.1	(.1)	(.1)	136	.2	1.3

Funding
Receive-fixed interest rate swaps	6,637	35.2	149.3			7,991	112.1	115.8
Callable receive-fixed interest rate swaps	3,134	—	177.1			2,706	—	87.5

Total	9,771	35.2	326.4	(9.6)	(9.7)	10,697	112.1	203.3

Total derivatives used in fair value hedges	24,072	119.2	363.5	(7.2)	(8.9)	23,891	166.4	261.7

Cash Flow Hedges
Commercial loans
Interest rate floors purchased	13,200	40.0	1.3	—	—	—	—	—

Funding
Pay-fixed interest rate swaps	—	—	—			170	—	.9
Interest rate caps purchased	300	—	—			300	.1	—

Total	300	—	—	—	(.1)	470	.1	.9

Total derivatives used in cash flow hedges	13,500	40.0	1.3	—	(.1)	470	.1	.9

Total derivatives used for interest-rate risk management and designated in SFAS 133 relationships	$37,572	$159.2	$364.8	$(7.2)	$(9.0)	$24,361	$166.5	$262.6

(a)	Represents net ineffective hedge loss on hedging strategy for the three-and six-month periods ended June 30, 2007.

	June 30, 2006			Net Ineffective
		Derivative		Hedge Gains (Losses)
				Three	Six
	Notional			Months Ended	Months Ended
(In Millions)	Amount	Asset	Liability	June 30, 2006	June 30, 2006

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$112	$.5	$.7
Pay-fixed interest rate swaps	3,253	81.1	7.4
Pay-fixed interest rate swaptions sold	50	—	—
Interest rate caps sold	150	—	.3
Interest rate floors sold	210	—	—
Interest rate futures purchased	2,088	—	—
Interest rate futures sold	2,884	—	—

Total	8,747	81.6	8.4	$5.2	$8.9

Mortgage loans held for sale
Net forward commitments to sell mortgage loans and mortgage-backed securities	4,069	33.1	4.6
Receive-fixed interest rate swaps	1,115	.7	70.9
Pay-fixed interest rate swaps	550	17.5	—
Interest rate caps purchased	1,000	.2	—

Total	6,734	51.5	75.5	(.9)	(.4)

Commercial real estate loans held for sale Forward commitments to sell commercial real estate loans	68	.5	—	—	—

Funding
Receive-fixed interest rate swaps	8,132	39.1	238.2
Callable receive-fixed interest rate swaps	2,431	—	164.9

Total	10,563	39.1	403.1	(2.2)	(5.3)

Total derivatives used in fair value hedges	26,112	172.7	487.0	2.1	3.2

Cash Flow Hedges
Funding
Interest rate caps purchased	300	.4	—

Total derivatives used in cash flow hedges	300	.4	—	—	—

Total derivatives used for interest rate risk management and designated in SFAS 133 relationships	$26,412	$173.1	$487.0	$2.1	$3.2

(a)	Represents net ineffective hedge gain (loss) on hedging strategy for the three- and six-month periods ended June 30, 2006.
Other Derivative Activities: The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. These derivatives primarily consist of interest-rate swaps, futures, options, caps, floors, and forwards used to hedge the risk or declines in the value of residential mortgage servicing rights accounted for at fair value. Details of the specific derivative instruments used for mortgage servicing rights risk management as of June 30, 2007, December 31, 2006 and June 30, 2006 are presented in the following table.

	June 30, 2007			December 31, 2006			June 30, 2006
	Notional	Derivative		Notional	Derivative		Notional	Derivative
(In Millions)	Amount	Asset	Liability	Amount	Asset	Liability	Amount	Asset	Liability

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$2,525	$.7	$9.2	$4,300	$—	$22.2	$3,750	$—	$39.2
Basis swaps	178	1.2	—	—	—	—	386	.1	6.8
Receive-fixed interest rate swaps	4,360	—	160.5	5,570	12.9	124.0	6,650	6.6	335.1
Receive-fixed interest rate swaptions purchased	5,000	24.6	—	7,300	58.9	—	7,015	16.2	—
Receive-fixed interest rate swaptions sold	650	—	26.5	3,000	—	43.9	2,675	—	44.0
Pay-fixed interest rate swaps	2,670	12.3	15.0	1,930	—	80.0	1,180	17.2	5.6
Pay-fixed interest rate swaptions purchased	1,150	26.5	—	2,550	31.9	—	3,365	49.5	—
Pay-fixed interest rate swaptions sold	650	—	13.6	2,000	—	39.1	1,175	—	18.1
Principal-only interest rate swaps	—	—	—	396	—	6.2	—	—	—
Interest rate caps purchased	2,500	13.9	—	2,500	—	—	21,850	31.8	—
Interest rate caps sold	—	—	—	—	—	—	3,000	—	—
Interest rate floors purchased	5,500	7.6	—	14,200	86.1	—	14,200	29.1	—
Interest rate futures purchased	—	—	—	1,410	—	—	—	—	—

Total derivative instruments used for mortgage servicing right risk management not included in designated SFAS 133 hedge relationships	$25,183	$86.8	$224.8	$45,156	$189.8	$315.4	$65,246	$150.5	$448.8

Other derivatives held but not included in SFAS 133 hedge relationships include mortgage banking loan commitments, which are defined as derivative instruments under SFAS 133, forward commitments to sell mortgage loans and mortgage-backed securities which are used to hedge the loan commitments, certain instruments used to economically hedge interest-rate risk, and instruments held for trading purposes, which are entered into for the purpose of making short-term profits or for providing risk management products to commercial banking customers.

A summary of the net assets and net gains or losses associated with derivative instruments not designated in SFAS 133 hedge relationships, including those used to hedge mortgage servicing rights, by type of activity follows:

	Net Derivative Asset (Liability)			Net Gains (Losses)
				Three Months Ended		Six Months Ended
	June 30	December 31	June 30	June 30		June 30
(In Millions)	2007	2006	2006	2007	2006	2007	2006

Loan sale and servicing related:
Mortgage servicing right risk management	$(138.0)	$(125.6)	$(298.3)	$(293.4)	$(268.4)	$(287.5)	$(589.5)
Mortgage and commercial real estate loan commitments and loan risk management	23.3	17.0	16.0	(45.3)	(36.5)	(66.7)	(25.4)

Total loan sale and servicing related	(114.7)	(108.6)	(282.3)	(338.7)	(304.9)	(354.2)	(614.9)

Trading derivatives:
Customer risk management	30.8	29.6	29.9	3.2	6.1	7.9	9.4
Other	(5.4)	(8.2)	(1.2)	(3.2)	2.2	.7	2.3

Total trading	25.4	21.4	28.7	—	8.3	8.6	11.7

Used for other risk management purposes	7.3	78.4	15.1	4.4	(22.9)	(26.1)	(32.8)

Total other derivative instruments	$(82.0)	$(8.8)	$(238.5)	$(334.3)	$(319.5)	$(371.7)	$(636.0)

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
Commercial Banking-National provides products and services to select customers in certain industries or distribution channels, as well as customers outside of the National City’s footprint. Major products and services include: loan sales and securitization, structured finance, syndicated loans, equity and mezzanine capital, mortgage warehouse lending, correspondent banking, multi-family real estate lending and commercial real estate lending in certain national markets. Significant revenue sources are loan sales revenue, principal investment gains and other fee income. Major expenses are primarily personnel costs.
Mortgage Banking originates residential mortgage, home equity lines and loans both within National City’s banking footprint and on a nationwide basis. Mortgage Banking is comprised of two business units: National City Mortgage (NCM) and National Home Equity (NHE). Mortgage loans originated by NCM generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. NCM’s business activities also include servicing mortgage loans for third-party investors. NHE originates prime quality home equity loans and lines of credit outside National City’s banking footprint through a broker network. Significant revenue streams include net interest income earned on portfolio loans and loans held for sale, as well as loan sale and servicing revenue. Major expenses include credit, personnel costs, branch office costs, loan servicing and insurance expense.
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

Selected financial information by line of business follows. For further discussion on the segments’ results see the Financial Review section.

		Commercial	Commercial
	Retail	Banking –	Banking –	Mortgage	Asset	Parent	Consolidated
(In Thousands)	Banking	Regional	National	Banking	Management	and Other	Total

Three months ended June 30, 2007

Net interest income (expense)(a)	$552,861	$311,216	$75,102	$178,901	$35,278	$(57,272)	$1,096,086
Provision for credit losses	57,588	30,363	4,353	19,261	1,741	29,815	143,121

Net interest income (expense) after provision	495,273	280,853	70,749	159,640	33,537	(87,087)	952,965
Noninterest income	300,881	116,038	58,277	163,511	98,526	27,305	764,538
Noninterest expense	473,184	197,861	50,014	223,573	85,768	157,273	1,187,673

Income (loss) before taxes	322,970	199,030	79,012	99,578	46,295	(217,055)	529,830
Income tax expense (benefit)(a)	126,291	75,889	29,253	37,627	17,500	(103,334)	183,226

Net income (loss)	$196,679	$123,141	$49,759	$61,951	$28,795	$(113,721)	$346,604

Intersegment revenue (expense)	$(619)	$5,948	$2,728	$(4,883)	$2,098	$(5,272)	$—
Average assets (in millions)	27,978	41,906	10,991	30,177	4,064	23,471	138,587

Three months ended June 30, 2006

Net interest income(a)	$491,018	$298,736	$80,388	$154,850	$31,753	$110,818	$1,167,563
Provision (benefit) for credit losses	24,789	30,554	1,884	5,477	(3,767)	980	59,917

Net interest income after provision	466,229	268,182	78,504	149,373	35,520	109,838	1,107,646
Noninterest income	275,563	145,379	65,907	30,676	92,825	173,731	784,081
Noninterest expense	406,021	186,435	45,629	206,788	79,441	249,461	1,173,775

Income (loss) before taxes	335,771	227,126	98,782	(26,739)	48,904	34,108	717,952
Income tax expense (benefit)(a)	129,165	86,614	35,596	(10,121)	18,485	(14,713)	245,026

Net income (loss)	$206,606	$140,512	$63,186	$(16,618)	$30,419	$48,821	$472,926

Intersegment revenue (expense)	$(600)	$8,681	$2	$5,965	$1,699	$(15,747)	$—
Average assets (in millions)	24,891	37,994	10,266	26,629	3,690	36,549	140,019

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.

		Commercial	Commercial
	Retail	Banking –	Banking –	Mortgage	Asset	Parent	Consolidated
(In Thousands)	Banking	Regional	National	Banking	Management	and Other	Total

Six months ended June 30, 2007

Net interest income (loss)(a)	$1,096,930	$635,598	$152,918	$337,935	$70,420	$(79,433)	$2,214,368
Provision (benefit) for credit losses	121,648	16,515	(13,356)	47,726	2,292	75,142	249,967

Net interest income (expense) after provision	975,282	619,083	166,274	290,209	68,128	(154,575)	1,964,401
Noninterest income	568,369	239,202	103,572	248,558	187,651	37,707	1,385,059
Noninterest expense	934,218	389,965	100,167	428,044	165,885	340,754	2,359,033

Income (loss) before taxes	609,433	468,320	169,679	110,723	89,894	(457,622)	990,427
Income tax expense (benefit)(a)	238,783	178,337	63,245	41,825	33,981	(231,560)	324,611

Net income (loss)	$370,650	$289,983	$106,434	$68,898	$55,913	$(226,062)	$665,816

Intersegment revenue (expense)	$(1,237)	$12,837	$7,089	$(8,253)	$5,232	$(15,668)	$—
Average assets (in millions)	27,916	41,570	10,801	28,798	4,030	25,086	138,201

Six months ended June 30, 2006

Net interest income(a)	$974,653	$599,087	$157,800	$315,549	$63,022	$241,232	$2,351,343
Provision (benefit) for credit losses	53,402	29,216	(4,519)	14,647	(3,064)	(2,722)	86,960

Net interest income after provision	921,251	569,871	162,319	300,902	66,086	243,954	2,264,383
Noninterest income	515,599	252,373	128,290	24,007	178,018	341,441	1,439,728
Noninterest expense	819,645	363,358	90,703	405,640	159,626	483,478	2,322,450

Income (loss) before taxes	617,205	458,886	199,906	(80,731)	84,478	101,917	1,381,661
Income tax expense (benefit)(a)	237,703	175,003	71,833	(30,542)	31,932	(36,001)	449,928

Net income (loss)	$379,502	$283,883	$128,073	$(50,189)	$52,546	$137,918	$931,733

Intersegment revenue (expense)	$(1,201)	$14,389	$5	$10,199	$3,161	$(26,553)	$—
Average assets (in millions)	24,772	37,370	10,049	26,645	3,655	37,219	139,710

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.

25. Financial Holding Company
Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:
Balance Sheets

	June 30	December 31	June 30
(In Thousands)	2007	2006	2006

Assets
Cash and demand balances due from banks	$665,452	$1,315,479	$231,415
Loans to and receivables from subsidiaries	1,551,393	3,048,331	776,323
Securities	216,871	219,952	187,680
Other investments	6,930	192,398	212,196
Investments in:
Subsidiary banks	13,353,260	12,735,292	13,473,421
Nonbank subsidiaries	525,904	346,770	421,532
Goodwill	117,325	117,471	122,276
Derivative assets	28,379	67,632	22,426
Other assets	777,362	705,035	654,745

Total Assets	$17,242,876	$18,748,360	$16,102,014

Liabilities and Stockholders’ Equity
Long-term debt	$2,862,970	$2,308,802	$2,230,867
Borrowed funds from subsidiaries	1,273,114	948,705	343,870
Derivative liabilities	97,817	39,858	66,317
Accrued expenses and other liabilities	862,449	869,992	851,196

Total liabilities	5,096,350	4,167,357	3,492,250
Stockholders’ equity	12,146,526	14,581,003	12,609,764

Total Liabilities and Stockholders’ Equity	$17,242,876	$18,748,360	$16,102,014

Securities and other investments totaling $105 million at June 30, 2007 were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance include the junior subordinated debt securities payable to the wholly owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $1.3 billion at June 30, 2007. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $836 million at June 30, 2007. Additionally, the holding company guarantees National City Bank’s financial obligation under its membership with Visa® up to $600 million and MasterCard® up to $400 million.
Statements of Income

	Three Months Ended		Six Months Ended
	June 30		June 30

(In Thousands)	2007	2006	2007	2006

Income
Dividends from:
Subsidiary banks	$950,000	$200,000	$950,000	$425,000
Nonbank subsidiaries	—	—	—	274
Interest on loans to subsidiaries	24,650	14,995	55,826	32,022
Interest and dividends on securities	1,317	1,458	2,640	4,035
Securities gains, net	769	171	1,456	11,631
Other income	11,119	2,858	15,219	26,576

Total Income	987,855	219,482	1,025,141	499,538

Expense
Interest on debt and other borrowings	58,315	36,461	107,976	72,780
Other expense	36,597	27,965	73,653	60,682

Total Expense	94,912	64,426	181,629	133,462

Income before taxes and equity in undistributed net income of subsidiaries	892,943	155,056	843,512	366,076
Income tax benefit	(4,691)	(15,109)	(20,835)	(36,933)

Income before equity in undistributed net income of subsidiaries	897,634	170,165	864,347	403,009
Equity in undistributed net (loss)/income of subsidiaries	(551,030)	302,761	(198,531)	528,724

Net Income	$346,604	$472,926	$665,816	$931,733

Statements of Cash Flows

	Six Months Ended
	June 30

(In Thousands)	2007	2006

Operating Activities
Net income	$665,816	$931,733
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss/(net income) of subsidiaries	198,531	(528,724)
Depreciation and amortization of properties and equipment	1,346	1,346
Decrease (increase) in receivables from subsidiaries	1,547,249	(37,531)
Securities gains, net	(1,456)	(11,631)
Other losses/(gains), net	19,043	(1,443)
Amortization of premiums and discounts on securities and debt	(1,318)	(4,558)
Decrease in accrued expenses and other liabilities	(36,410)	(6,211)
Excess tax benefit for share based payments	(12,269)	(15,296)
Other, net	(66,283)	74,618

Net cash provided by operating activities	2,314,249	402,303

Investing Activities
Purchases of securities	(53,595)	(41,608)
Proceeds from sales and maturities of securities	62,214	198,830
Net change in other investments	185,468	26,459
Principal collected on loans to subsidiaries	258,000	267,000
Loans to subsidiaries	(302,000)	(17,000)
Investments in subsidiaries	(27,387)	(95,616)
Returns of investment from subsidiaries	3,640	—
Cash paid for acquisitions, net	(505,651)	(80,497)

Net cash (used in) provided by investing activities	(379,311)	257,568

Financing Activities
Issuance of debt	1,085,177	—
Repayment of debt	(195,876)	(139,266)
Excess tax benefit for share based payments	12,269	15,296
Dividends paid	(487,036)	(458,160)
Issuances of common stock	205,454	180,068
Repurchases of common stock	(3,204,953)	(535,395)

Net cash used in financing activities	(2,584,965)	(937,457)

Decrease in cash and demand balances due from banks	(650,027)	(277,586)
Cash and demand balances due from banks, January 1	1,315,479	509,001

Cash and Demand Balances Due from Banks, June 30	$665,452	$231,415

Supplemental Information
Cash paid for interest	$109,600	$78,304
Common shares and stock options issued for acquisitions	492,155	—

Retained earnings of the holding company included $ 8.8 billion, $8.0 billion, and $8.4 billion of equity in undistributed net income of subsidiaries at June 30, 2007, December 31, 2006, and June 30, 2006, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL REVIEW
This Quarterly Report contains forward-looking statements. See page 74 for a discussion of the risks and uncertainties associated with forward-looking statements. The Financial Review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) as of June 30, 2007 and for the three and six months ended June 30, 2007 and serves to update the 2006 Annual Report on Form 10-K (Form 10-K). The Financial Review should be read in conjunction with the accompanying Consolidated Financial Statements and notes presented on pages 4 through 52.

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
Tax-equivalent net interest income was $1.1 billion for the second quarter of 2007, down slightly compared to both the preceding quarter and the second quarter a year ago. Net interest margin was 3.59%, down 10 basis points from the first quarter of 2007, and down 14 basis points from the second quarter a year ago. Compared to the preceding quarter, the lower margin reflects lower levels of noninterest bearing funds, in part due to share repurchases, and, to a lesser extent, contraction of loan spreads. Compared to a year ago, narrower loan spreads, particularly on commercial loans, were the major reason for the margin decline. If loan spreads stabilize, the net interest margin could improve slightly in the second half of the year. Otherwise, further weakness in margin is a risk.
Average portfolio loans were $99.7 billion for the second quarter of 2007, up from $98.2 billion in the first quarter of 2007, but down compared to $101.8 billion in the second quarter of 2006. Commercial loan growth drove the linked-quarter increase in average portfolio loans. Compared to the second quarter a year ago, average portfolio loans decreased due to the implementation of an originate-and-sell strategy for certain indirect consumer loans, as well as the sale of $3.9 billion of nonconforming mortgage portfolio loans in late 2006.
The provision for credit losses was $143 million in the second quarter of 2007, up compared to $107 million in the first quarter of 2007, and $60 million in the second quarter a year ago. The higher provision for credit losses in the second quarter of 2007 was mainly concentrated among mortgage and home equity loans reflecting weakness in the housing market. Second quarter 2007 net charge-offs were $98 million, compared to $147 million in the preceding quarter, and $76 million in the second quarter a year ago. Net charge-offs declined on a linked-quarter basis as the first quarter of 2007 included larger charge-offs for passenger airline leases and nonconforming mortgage loans. Credit quality continues to be stable.
Noninterest income was $764 million in the second quarter of 2007, compared to $621 million in the preceding quarter, and $784 million in the second quarter a year ago. Deposit service and brokerage fees showed good growth. Loan sale revenue increased compared to the preceding quarter due to higher mortgage production volume, which more than offset weaker gain on sale margins. Loan servicing revenue increased on both a linked-quarter and year-over-year basis which primarily reflects better MSR hedging results. Noninterest expense was flat compared to the first quarter of 2007 and the second quarter a year ago.
Comparisons of results to prior periods are affected by recently completed acquisitions and divestitures. On December 1, 2006 and January 5, 2007, the Corporation completed its acquisitions of Harbor Florida Bancshares and Fidelity Bankshares, respectively. On December 30, 2006, the Corporation completed the sale of its First Franklin nonconforming mortgage origination and sale business and related servicing platform.
BEST IN CLASS
Best In Class is a program designed to drive long-term performance improvement and cultural change. It includes re-engineering or replacement of business processes, incentive systems, and management structures. Progress continues on implementing these initiatives. Management estimates that Best In Class will benefit pretax earnings by approximately $400 million in 2007 and $700 million in 2008. These estimates are subject to revision as implementation progresses.
RESULTS OF OPERATIONS
Net Interest Income
This section should also be reviewed in conjunction with the daily average balances/net interest income/rates tables presented on pages 76-78 of this financial review.
Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for federal income tax purposes. To compare the tax-exempt asset yields to taxable yields, interest amounts earned are adjusted to the pretax-equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustment to net interest income was $7 million and $15 million for the second quarter and first six months of 2007, respectively, and $6 million and $14 million for the same periods of 2006, respectively.
Tax-equivalent net interest income was $1.1 billion and $2.2 billion for the second quarter and first six months of 2007, respectively, down slightly from $1.2 billion and $2.4 billion for the same periods in 2006. Tax-equivalent net interest income for the second quarter of 2007 was down slightly compared to the preceding quarter. Net interest margin was 3.59% in the second quarter of 2007, compared to

3.69% for the preceding quarter, and 3.73% for the second quarter of 2006. Net interest margin for the first six months of 2007 was 3.64%, compared to 3.77% for the same period of 2006.
The decrease in tax-equivalent net interest income from 2006 was the result of a lower margin and a slight decline in average earning assets. The decrease in margin from the preceding quarter was the result of lower levels of noninterest bearing funds due in part to share repurchases, as well as some contraction of loan spreads. The decrease in the margin from the comparable periods of the preceding year was a result of narrower loan spreads, particularly in the commercial portfolio. The lower level of average earning assets compared to the prior year reflects the implementation of an originate-and-sell strategy for indirect, nonfootprint nonconforming mortgage, home equity loans, and home equity lines formerly originated for portfolio.
Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources is included in the Financial Condition section beginning on page 60.
Noninterest Income
Details of noninterest income follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2007	2007	2006	2007	2006

Deposit service charges and fees	$223	$204	$203	$427	$392
Loan sale revenue	110	75	285	185	429
Loan servicing revenue	96	32	(21)	128	(65)
Trust and investment management fees	84	74	80	158	153
Brokerage revenue	54	40	30	94	64
Leasing revenue	46	55	61	101	121
Insurance revenue	35	34	33	69	65
Other service fees	33	35	36	68	69
Card-related fees	29	32	25	61	54
Principal investment gains, net	20	10	24	30	58
Derivatives (losses)/gains	(7)	(23)	(11)	(30)	(17)
Securities (losses)/gains	(1)	27	1	26	13
Other	42	26	38	68	104

Total noninterest income	$764	$621	$784	$1,385	$1,440

Deposit service revenue increased nearly 10% on both a linked-quarter and year-over-year basis reflecting growth in personal checking accounts, aided by recent acquisitions, which drove higher overdraft and debit card interchange fees.
Loan sale revenue includes loan sale or securitization gains and losses as well as gains and losses recognized on derivative instruments utilized to hedge mortgage loan commitments and certain loans prior. Revenue by loan type is shown below:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2007	2007	2006	2007	2006

Residential real estate	$94	$47	$207	$141	$326
Commercial loans	10	16	52	26	66
Other consumer loans	6	12	26	18	37

Total loan sale revenue	$110	$75	$285	$185	$429

National City Mortgage (NCM) originations for sale and sales increased on both a linked-quarter basis and year-over-year basis. NCM’s loan sales were $10.5 billion in the second quarter of 2007, up from $9.3 billion in the preceding quarter, and $8.3 billion in the second quarter a year ago. On a year-to-date basis, NCM loan sales were $19.8 billion in 2007 versus $17.1 billion in 2006. Gain on sale margins narrowed in the second quarter of 2007, reflecting less liquidity in the mortgage capital markets with investors being more selective in the loans they would purchase. Home equity loans originated by National Home Equity (NHE) are also included in residential real estate loan sale revenue. Home equity loan sales were $671 million in the second quarter of 2007, compared to $1.1 billion in the preceding quarter and $420 million sold in the second quarter a year ago. On a year-to-date basis, home equity loan sales were $1.8 billion in 2007 compared to $420 million in 2006. Gain on sale of home equity loans was stable on a linked-quarter basis and up about 100 basis points on a year-over-year basis.

Comparisons of residential real estate loan sale to the prior year are affected by the sale in late 2006 of the First Franklin nonconforming mortgage origination and sale business and related servicing platform. Loan sale revenue for the second quarter and the first half of 2006 included $113 million and $171 million, respectively, of First Franklin loan sale revenue. Loan sale revenue for the first quarter of 2007 reflects a $23 million loss recognized on First Franklin loans held for sale which were transferred back to portfolio during the first quarter of 2007 due to unfavorable market conditions.
Commercial loan sale revenue decreased on a year-over-year basis due to a higher volume of commercial loan sales in the second quarter of 2006, as well as a nonrecurring $26 million gain on sale of certain commercial leases in the same period.
Other consumer loan sales include home equity lines of credit, credit card, and student loans. Home equity lines of credit originated for sale increased on both on a linked-quarter and year-over-year basis year. However, sales of home equity lines for the second quarter of 2007 declined compared to prior periods due to unsettled market conditions. Home equity lines of credit sold were $463 million in the second quarter of 2007, $1.8 billion in the preceding quarter, and $1.1 billion in the second quarter a year ago. On a year-to-date basis, home equity lines of credit sold were about $2.2 billion in the first half of 2007 and 2006. The gain on sale of home equity lines of credit declined compared to the first quarter of 2007 and the second quarter of 2006 due to market conditions. However, the gain on sale margin was higher in the first half of 2007 versus the first half of 2006. Student loan sale revenue was $15 million in the second quarter of 2007, $1 million in the preceding quarter, and $16 million in the second quarter of 2006. Student loan sales are seasonal with the highest volume of sales typically occurring in the second quarter.
As a result of deterioration in mortgage capital market conditions beginning in late July, management suspended the origination of certain mortgage loans, home equity loans, and home equity lines of credit which are originated by brokers and reported within the Mortgage Banking segment.
The Corporation typically retains the right to service the mortgage loans it sells. Upon sale, the Corporation recognizes a mortgage servicing right (MSR), which represents the present value of the estimated net servicing cash flows to be realized over the estimated life of the underlying loan. The carrying value of MSRs was $2.5 billion at June 30, 2007, $2.1 billion at December 31, 2006 and $2.5 billion at June 30, 2006. The sale of the First Franklin nonconforming loan servicing platform, National City Home Loan Services (NCHLS), in late 2006 removed $223 million of mortgage servicing assets from the balance sheet.
Loan servicing revenue includes net contractual servicing fees, late fees, ancillary fees, servicing asset valuation adjustments, and gains or losses on derivatives and securities utilized to hedge mortgage servicing assets. The components of loan servicing revenue (loss) by product type follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2007	2007	2006	2007	2006

Residential real estate	$49	$(6)	$(72)	$43	$(145)
Other consumer loans	44	34	48	78	75
Commercial real estate	3	4	3	7	5

Total loan servicing revenue/(loss)	$96	$32	$(21)	$128	$(65)

The components of residential real estate loan servicing revenue are as follows:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2007	2007	2006	2007	2006

Net contractual servicing fees	$128	$129	$153	$257	$301
Servicing asset time decay and payoffs	(89)	(86)	(110)	(175)	(203)
MSR hedging gains/(losses):
Servicing asset valuation changes	315	(55)	153	260	346
(Losses) /gains on related derivatives	(305)	6	(268)	(299)	(589)

Net MSR hedging gains/(losses)	10	(49)	(115)	(39)	(243)

Total mortgage servicing revenue/(loss)	$49	$(6)	$(72)	$43	$(145)

Residential real estate servicing revenue increased in the second quarter of 2007 primarily due to net MSR hedging gains. The value of MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of MSRs. The Corporation manages the risk associated with declines in the value of MSRs using derivative instruments and securities. As shown in the above table, net MSR hedging gains were $10 million in the second quarter of 2007, versus a loss of $49 million in the first quarter of 2007 and $115 million in the second quarter a year ago. On a year-to-date basis, net MSR hedging losses were $39 million in 2007 versus $243 million in 2006. Unrealized net losses associated with derivatives utilized to hedge MSRs were $138 million as of June 30, 2007.

The ultimate realization of these losses can be affected by changes in interest rates, which may increase or decrease the ultimate cash settlement of these instruments.
Mortgage servicing revenue comparisons are affected by certain unusual and nonrecurring revenues and losses. The First Franklin mortgage servicing platform contributed $15 million of servicing revenue in the second quarter of 2006 and $29 million in the first half of 2006. As this unit was sold in late 2006, there were no comparable revenues in 2007. In the second quarter of 2006, implementation of a new prepayment model resulted in a one-time decrease to the MSR valuation of $56 million.
Other consumer loans servicing revenue increased on a linked-quarter basis due to higher income earned on credit card securitizations. Average credit card securitized balances were higher on a linked-quarter basis due to a $425 million securitization completed in March 2007.
Trust and investment management fees increased on a linked-quarter basis due primarily to tax preparation services which are billed in the second quarter of the year. Leasing revenue declined compared to the preceding quarter and the second quarter a year ago due to continued run-off of the leased automobile portfolio, which more than offset the growth in the commercial leasing portfolio. Brokerage revenue increased on both a linked-quarter and year-over-year basis due to a higher volume of advisory services. Lower trading losses also contributed to the higher brokerage revenues compared to the second quarter a year ago. Card-related fees increased on a year-to-date basis due to higher credit and debit card interchange fees arising from higher transaction volumes.
Principal investments represent direct investments in private and public companies and indirect investments in private equity funds. Principal investment gains include both market value adjustments and realized gains from sales of these investments. Principal investment results can vary from year to year due to changes in fair value and decisions to sell versus hold various investments.
Derivative gains/(losses) include certain ineffective hedge gains and losses on derivatives designated as SFAS 133 qualifying hedges, and fair value adjustments on derivatives not designated as SFAS 133 qualifying hedges. These derivatives are held for trading purposes, to hedge the fair value of certain recognized assets and liabilities, and to hedge certain forecasted cash flows. Derivatives used to hedge mortgage loans held for sale and MSRs are presented within loan sale revenue and loan servicing revenue, respectively. Smaller net derivative losses were recognized in the second quarter of 2007 on derivatives held for interest-rate risk management purposes, which are not designated as SFAS 133 qualifying hedges.
During the second quarter of 2007, a small impairment loss was recorded on retained interests from credit card securitizations. During the first quarter of 2007, certain fixed income investments used for balance sheet management purposes were sold, resulting in a realized gain. Security gains for the first half of 2006 included an $11 million gain on the liquidation of the Corporation’s former bank stock fund.
There were no significant unusual items in other noninterest income in the second quarter or the first half of 2007. Other noninterest income for the first half of 2006 included $35 million of income ($4 million in the second quarter and $31 million in the first quarter) related to the release of a chargeback guarantee liability associated with a now-terminated credit card processing agreement.
Noninterest Expense
Details of noninterest expense follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2007	2007	2006	2007	2006

Salaries, benefits, and other personnel	$642	$633	$636	$1,275	$1,277
Third-party services	89	86	91	175	170
Equipment	85	83	79	168	158
Net occupancy	76	78	74	154	147
Marketing and public relations	45	33	38	78	66
Postage and supplies	33	41	34	74	71
Leasing expense	33	34	42	67	85
Insurance	23	25	30	48	57
State and local taxes	23	20	23	43	40
Travel and entertainment	21	18	20	39	38
Telecommunications	19	18	20	37	38
Intangible asset amortization	19	17	10	36	21
Impairment, fraud and other losses	16	21	13	37	32
Other	64	64	64	128	123

Total noninterest expense	$1,188	$1,171	$1,174	$2,359	$2,323

Included within noninterest expense were acquisition-related integration costs of $20 million for the second quarter of 2007, $16 million for the first quarter of 2007, and $2 million for the second quarter of 2006.
Details of salaries, benefits, and other personnel expense follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(Dollars in Millions)	2007	2007	2006	2007	2006

Salaries and wages	$354	$350	$354	$704	$706
Incentive compensation	190	159	204	349	375
Deferred personnel costs	(88)	(75)	(104)	(163)	(194)
Medical and other benefits	46	47	46	93	94
Payroll taxes	36	49	39	85	92
Contract labor	35	32	43	67	78
Retirement plans	24	31	22	55	50
Stock-based compensation	22	23	17	45	33
Deferred compensation	12	4	(1)	16	14
Severance and other	11	13	16	24	29

Total salaries, benefits, and other personnel	$642	$633	$636	$1,275	$1,277

Full-time-equivalent employees	32,445	32,311	33,951

Salaries, benefits, and other personnel costs were relatively flat compared to the first quarter of 2007. Incentive compensation increased due to higher loan originations and other incentive-based activities in the second quarter of 2007 as well as reserve adjustments made in the first quarter arising from actual incentive payments being less than the amount estimated at year end. Market value adjustments on deferred compensation liabilities increased in the second quarter of 2007 due to an increase in the investment indices used to value these obligations. Deferred personnel costs increased compared to the first quarter of 2007 due to higher levels of loan originations and an increase in capitalized labor for internally developed software. The decrease in payroll taxes compared to the preceding quarter is seasonal.
On a year-over-year basis, salaries, benefits and other personnel costs were also flat as lower incentive compensation was offset by lower deferrals of personnel costs and higher deferred compensation costs. Incentive compensation and personnel costs were lower during 2007 due to decreased nonconforming mortgage loan originations as a result of the sale of the First Franklin nonconforming mortgage origination and servicing platform during the fourth quarter of 2006. Deferred compensation costs increased compared to the second quarter last year for the same reasons discussed above.
Equipment costs increased on a year-to-date basis due to higher technology and software costs.
Marketing and public relations increased compared to the linked-quarter due to increased advertising expenses as a result of the timing of ad campaigns. The increase in marketing and public relations expense on a year-over-year and year-to-date basis is due to increased marketing efforts in our newly acquired Florida markets.
Leasing expense decreased on a year-over-year and year-to-date basis due to a smaller portfolio of equipment leased to others.
Insurance costs decreased on a year-over-year basis due to lower mortgage insurance costs on run-off residential real estate loan and consumer loan portfolios.
Intangible asset amortization increased on a year-over-year and year-to-date basis due to amortization related to intangibles recorded for the recent acquisitions of Harbor and Fidelity.
Other noninterest expense increased slightly on a year-to-date basis due to higher foreclosure expenses, partially offset by lower losses on community development and civic partnerships and lower third-party collection fees.
The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and noninterest income, was 63.83% in second quarter of 2007, compared to 67.37% in the first quarter of 2007, and 60.14% in the second quarter of 2006. The efficiency ratio was 65.54% and 61.26% for the first half of 2007 and 2006, respectively. The lower efficiency ratio on a linked-quarter basis reflected higher noninterest income driven mainly by increased loan sale and servicing revenue. The higher efficiency ratio on a year-over-year comparison reflected both lower net interest income as a result of lower earning assets and narrower commercial loan spreads, in addition to lower noninterest income driven by a decrease in loan sale revenue.

Income Taxes
The effective tax rate for the second quarter of 2007 was 34%, compared with 30% in the preceding quarter, and 34% in the second quarter a year ago. The higher tax provision for the second quarter of 2007 reflects discrete tax adjustments totaling $12 million, including estimated interest and penalties accrued for uncertain tax provisions versus the preceding quarter. Further, the first quarter provision included a $7 million net tax benefit primarily associated with the completion of certain internal reorganizations and mergers. The effective tax rate for the first half of 2007 was 32%, consistent with the first half of 2006. Management’s estimate of the effective tax rate for the full year 2007 approximates 32%, inclusive of all of the foregoing items.
Line of Business Results
The Corporation’s businesses are organized by product and service offerings as well as the distribution channels through which these products and services are offered. Effective January 1, 2007, the Corporation implemented a reorganization of its management structure resulting in the following five reportable segments: Retail Banking, Commercial Banking-Regional, Commercial Banking-National, Mortgage Banking, and Asset Management. Further discussion of the activities of each of these businesses is presented in Note 24. All revenues and expenses not directly associated with or allocated to these segments are reported within Parent and Other. Parent and Other also includes revenues and expenses associated with discontinued products or services and exited businesses, including the former First Franklin origination and servicing platform and the remaining run-off portfolio. Prior periods’ results have been reclassified to conform with the current presentation.
Net income (loss) by line of business follows:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2007	2007	2006	2007	2006

Retail Banking	$197	$174	$207	$371	$380
Commercial Banking — Regional	123	167	141	290	284
Commercial Banking — National	49	57	63	106	128
Mortgage Banking	62	7	(17)	69	(50)
Asset Management	29	27	30	56	52
Parent and Other	(113)	(113)	49	(226)	138

Consolidated net income	$347	$319	$473	$666	$932

Retail Banking: This business provides banking products and services to consumers and small businesses within National City’s eight state footprint. Net interest income and noninterest income increased on both a linked-quarter and year-over-year basis due to growth in outstanding loans and deposits. The provision for credit losses was $58 million in the second quarter of 2007, $64 million in the first quarter of 2007, and $25 million in the second quarter a year ago. Deposit and other service fees increased on both a linked-quarter and year-over-year basis which reflects growth in accounts and household relationships. Average core deposits were $63.2 billion at June 30, 2007, compared to $55.9 billion at December 31, 2006 and $55.3 billion at June 30, 2006. Noninterest expense was relatively stable compared to the first quarter but increased compared to the second quarter last year due to higher business volumes and reinsurance expense.
Commercial Banking — Regional: This business provides banking products and services to large and medium-sized companies within National City’s eight state footprint. Net interest income decreased compared to the first quarter of 2007 due to narrower spreads on loans and deposits. Net interest income increased compared to the second quarter last year due to growth in average outstanding loans, which more than offset the narrower spreads. The provision/(benefit) for credit losses was $30 million in the second quarter of 2007, $(14) million in the first quarter of 2007, and $31 million in the second quarter a year ago. The first quarter of 2007 benefited from improvements in the underlying loss factors used to calculate the allowance, driven in part by a refinement in the method of allocating recoveries on previously charged-off commercial and commercial real estate loans within the loan loss model. Noninterest income decreased compared to the preceding quarter primarily due to lower leasing revenue. On a year-over-year basis, noninterest income decreased due to a nonrecurring gain on the sale of commercial leases of $26 million in 2006. Operating expenses increased on both a linked-quarter and year-over-year basis primarily due to higher business volumes.
Commercial Banking — National: This business provides banking products and services to targeted customer segments in selected industries or distribution channels, as well as to corporate customers outside of National City’s branch footprint. Net interest income was down slightly on a linked-quarter and year-over-year basis primarily due to narrower spreads on loans. A lower average balance of loans outstanding also contributed to the decrease in net interest income compared to the preceding quarter. The provision/(benefit) for credit losses was $4 million for the second quarter of 2007, $(18) million in the first quarter of 2007, and $2 million in the second quarter a year ago. The reversal of previously recognized provision in the first quarter of 2007 reflects the same factors as the Commercial Banking — Regional provision described above. Noninterest income increased compared to the preceding quarter due to higher principal investment gains and brokerage revenue. Noninterest income decreased compared to the second quarter a year ago due to lower principal investment gains. Principal investments gains were $20 million in the second quarter of 2007, $10 million in the first quarter of 2007, and $30 million in the second quarter of 2006. Noninterest expenses were stable on a linked-quarter basis and slightly higher than the second quarter last year due to higher incentive compensation costs, higher leased equipment depreciation costs, and higher allocated corporate expenses.
Mortgage Banking: This business originates residential mortgages, home equity loans, and home equity lines of credit both within National City’s banking footprint and on a nationwide basis through two units, National City Mortgage (NCM) and National Home Equity (NHE). Net interest income increased on both a linked-quarter and year-over-year basis due to a higher average balance of loans held for sale. NCM’s net interest income increased on both a linked quarter and year-over-year basis on higher production volumes, offset somewhat by lower spreads. NHE’s net interest income was relatively stable on a linked-quarter basis but declined on a year-over-year basis as the remaining portfolio continues to run off following the implementation of the originate-and-sell strategy. The provision for credit losses was $19 million in the second quarter of 2007, $28 million in the first quarter of 2007, and $5 million in the second quarter of 2006.
Noninterest income increased on both linked-quarter and year-over-year basis. NCM’s loan sale revenue increased compared to the preceding quarter on higher sales volume which more than offset lower gain on sale margins. NCM’s lower gain on sale margin reflects investors being more selective in loans they will purchase, resulting in a larger percentage of lower margin “scratch-and-dent” sales, larger write-downs on loans held for sale, and higher recourse reserves. Compared to the second quarter a year ago, NCM’s loan sale revenue declined due to lower gain on sale margins which more than offset the higher sales volumes. NCM’s gain on sale margin declined on a year-over-year basis for substantially the same reasons previously described. NHE’s loan sale revenue decreased compared to the preceding quarter but was stable compared to the second quarter a year ago. NHE’s sales volume of home equity lines of credit declined compared to the first quarter of 2007 due to unsettled market conditions. NHE’s margin realized on sales of home equity loans was stable compared to the preceding quarter and better than the second quarter a year ago.
Loan servicing revenue/(loss) was $71 million in the second quarter of 2007, $4 million in the first quarter of 2007, and $(79) million in the second quarter a year ago. Net MSR hedging gains/(losses) were $10 million in the second quarter of 2007, $(49) million in the first quarter of 2007, and $(110) million in the second quarter a year ago. In the second quarter of 2006, implementation of a new MSR prepayment model added $56 million to net MSR hedging losses. The unpaid principal balance associated with mortgage and home equity lines and loans serviced for others was $177.0 billion at June 30, 2007, $169.4 billion at December 31, 2006 and $164.7 billion at June 30, 2006. Noninterest expense increased compared to the preceding quarter and the second quarter a year ago on higher production volumes.
Asset Management: This segment includes both institutional asset management and personal wealth management services. Net interest income was stable compared to the preceding quarter and grew compared to the second quarter a year ago. The year-over-year increase reflects a higher average balance of deposits and loans, offset to some extent by narrower spreads on loans and deposits. The provision/(benefit) for credit losses was $2 million in the second quarter of 2007, less than $1 million in the first quarter of 2007, and $(4) million in the second quarter a year ago. Noninterest income increased compared to the preceding quarter primarily due to seasonal tax preparation fees. Noninterest income also grew compared to the second quarter a year ago due to higher personal trust fees, brokerage and mutual fund revenue reflecting growth in assets under administration. Operating expenses increased on both a linked-quarter and year-over-year basis due to higher incentive compensation. Assets under administration grew to $117.4 billion at June 30, 2007, from $112.2 billion at December 31, 2006, and $107.5 billion at June 30, 2006.
Parent and Other: Parent and Other includes the results of investment funding activities, run-off portfolios associated with discontinued businesses, unallocated corporate income and expense, intersegment revenue and expense eliminations and reclassifications. Parent and Other also includes the operating results of the former First Franklin nonconforming mortgage origination and servicing platform. Comparisons with prior periods are also affected by acquisition integration costs and other unusual or infrequently occurring items.
Net interest expense increased compared to the first quarter of 2007 and the second quarter of last year as the loan portfolios within Parent and Other continue to run off. Average loans outstanding all in run-off portfolios were $10.1 billion in the second quarter of 2007, $11.6 billion in the preceding quarter, and $23.2 billion in the second quarter a year ago. The provision for credit losses was $30 million in the second quarter of 2007, $45 million in the first quarter of 2007, and $1 million in the second quarter a year ago. The provision for credit losses in 2007 reflects higher forecasted losses for the nonconforming mortgage portfolio given the continued seasoning of this portfolio, and weakness in the housing markets.
Noninterest income increased on a linked-quarter basis but was down significantly from the second quarter a year ago. There were no unusual transactions in the second quarter of 2007. During the first quarter of 2007, a fair value write-down of $23 million was recognized on First Franklin loans held for sale. No comparable loss occurred in the second quarter of 2007 as these loans have since been returned to portfolio. In the second quarter and first half of 2006, the First Franklin unit contributed $128 million and $199 million, respectively, to noninterest income. There is no comparable revenue in 2007. The first half of 2006 also included $35 million of income ($4 million in the second quarter) related to the release of a chargeback guarantee liability from a now-terminated credit card processing contract.

Noninterest expense decreased on both a linked-quarter and year-over-year basis. Recent acquisitions increased operating expenses in 2007 compared to the prior year; however, the sale of the First Franklin unit eliminated certain costs. Acquisition integration costs were $20 million in the second quarter of 2007, $16 million in the preceding quarter, and $2 million in the second quarter of 2006.
FINANCIAL CONDITION
This section should also be reviewed in conjunction with the average balance sheets presented on pages 75-78.
Average Earning Assets

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2007	2007	2006	2007	2006

Portfolio loans
Commercial	$32,079	$30,985	$28,709	$31,535	$28,126
Commercial construction	4,872	4,722	3,507	4,797	3,466
Commercial real estate	12,919	12,976	12,100	12,948	12,061
Residential real estate	27,366	26,604	31,812	26,988	32,364
Home equity lines of credit	14,010	14,409	17,089	14,208	19,023
Credit card and other unsecured lines of credit	3,099	3,019	2,528	3,059	2,522
Other consumer	5,344	5,483	6,012	5,412	6,022

Total portfolio loans	99,689	98,198	101,757	98,947	103,584
Loans held for sale or securitization	12,615	11,769	12,760	12,194	10,804
Securities (at amortized cost)	7,143	7,704	7,802	7,422	7,761
Other	2,897	3,872	2,808	3,383	2,645

Total earning assets	$122,344	$121,543	$125,127	$121,946	$124,794

Average portfolio loans increased by 2% in the second quarter of 2007 from the previous quarter, and decreased by 2% from the year ago quarter. The linked-quarter increase was primarily due to strong commercial loan growth, combined with the return to portfolio of approximately $1.6 billion of nonconforming mortgages held for sale in the preceding quarter. The year-over-year decrease in average portfolio loans reflects the originate-and-sell strategy for certain broker-originated consumer loans, along with the sale of $3.9 billion of nonconforming mortgage portfolio loans in late 2006. These decreases were partially offset by strong commercial loan growth and loans acquired in recent acquisitions. Average portfolio loans decreased by 4% during the first half of 2007 over the comparable period a year ago for the same reasons. As certain indirect consumer loan portfolios are in run-off, management expects overall portfolio loan balances will be stable to down slightly in the second half of the year, exclusive of the pending acquisition of MAF Bancorp.
Average loans held for sale or securitization increased from the preceding quarter, and were stable compared to the year ago quarter. The linked-quarter increase was primarily the result of increased mortgage and home equity production, partially offset by a decrease in nonconforming mortgages held for sale, which were returned to portfolio in the preceding quarter. Average loans held for sale or securitization increased during the first half of 2007 over the same period a year ago for the same reasons.
As a result of deterioration in mortgage capital market conditions beginning in late July, management is reassessing its intent to sell certain mortgage and home equity loans currently classified as held for sale. When there is no longer the intent or ability to sell these loans, they would be transferred to portfolio at the lower of cost or fair value at the time of transfer. Management may also decide to retain current production of certain mortgage loans and home equity lines of credit in portfolio should the market continue in an unsettled state.
The following table summarizes the period-end commercial, commercial construction and commercial real estate portfolios by major industry and exposure to individual borrowers as of June 30, 2007.

			Average	Largest Loan
	Outstanding	% of	Loan Balance	to a Single
(Dollars in Millions)	Balance	Total	Per Obligor	Obligor

Real estate	$14,645	29%	$1.0	$57
Consumer cyclical	8,769	17	1.0	50
Industrial	6,820	14	1.3	117
Consumer noncyclical	6,080	12	.6	42
Basic materials	3,979	8	1.7	47
Financial	3,465	7	1.9	142
Services	1,928	4	.4	65
Energy and utilities	967	2	1.3	37
Technology	623	1	3.7	42
Miscellaneous	3,059	6	.3	43

Total	$50,335	100%

Average Interest Bearing Liabilities and Funding

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2007	2007	2006	2007	2006

Noninterest bearing deposits	$16,875	$16,831	$17,057	$16,853	$16,912
Interest bearing core deposits	61,089	59,491	52,377	60,294	51,799

Total core deposits	77,964	76,322	69,434	77,147	68,711
Purchased deposits	12,060	11,525	13,373	11,795	14,186
Short-term borrowings	9,433	6,312	7,878	7,881	8,126
Long-term debt	23,111	25,164	33,087	24,132	32,407

Total purchased funding	44,604	43,001	54,338	43,808	54,719
Stockholders’ equity	12,231	14,398	12,565	13,308	12,517

Total funding	$134,799	$133,721	$136,337	$134,263	$135,947

Total interest bearing liabilities	$105,693	$102,492	$106,715	$104,102	$106,518

Total core deposits, excluding mortgage escrow deposits and HELOC custodial balances	$74,047	$72,783	$65,211	$73,418	$64,705

The percentage of each funding source to total funding follows:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
	2007	2007	2006	2007	2006

Noninterest bearing deposits	12.5%	12.6%	12.5%	12.6%	12.4%
Interest bearing core deposits	45.3	44.5	38.4	44.9	38.1

Total core deposits	57.8	57.1	50.9	57.5	50.5
Purchased deposits	9.0	8.6	9.8	8.7	10.4
Short-term borrowings	7.0	4.7	5.8	5.9	6.0
Long-term debt	17.1	18.8	24.3	18.0	23.9

Total purchased funding	33.1	32.1	39.9	32.6	40.3
Stockholders’ equity	9.1	10.8	9.2	9.9	9.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Interest bearing core deposits have increased as a percentage of total funding due to recent acquisitions and consumer preference for interest bearing products in a higher rate environment. Additionally, core deposits are a larger percentage of funding due to recent acquisitions, continued deposit growth, and a year-over-year reduction in average earning assets which has reduced the need for purchased funds.
Capital
The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. Further detail on capital and capital ratios is included in Notes 16 and 17 to the Consolidated Financial Statements. Information on stockholders’ equity is presented in the following table.

(Dollars in Millions, Except Per Share Amounts)	June 30, 2007	December 31, 2006	June 30, 2006

Stockholders’ equity	$12,147	$14,581	$12,610
Equity as a percentage of assets	8.64%	10.40%	8.91%
Book value per common share	$21.45	$23.06	$20.84

The following table summarizes share repurchase activity for the second quarter of 2007.

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number	Average	Publicly Announced	Purchased Under the
	of Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased(a)	Per Share	Authorizations(b)	Authorizations

April 1 to April 30, 2007	20,248,477	$36.75	20,134,700	48,465,400
May 1 to May 31, 2007	9,781,920	35.86	9,741,000	38,724,400
June 1 to June 30, 2007	18,687	34.50	—	38,724,400

Total	30,049,084	$36.46	29,875,700

(a)	Includes shares repurchased under the April 24, 2007 and December 19, 2006 share repurchase authorizations, and shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

(b)	Included in total number of shares purchased [column (a)].
On April 24, 2007, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to the previous authorization of December 19, 2006. The December 19, 2006 repurchase authorization was completed on May 23, 2007. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. During the second quarter and first half of 2007, 29.9 million and 44.7 million shares of common stock were repurchased, respectively, compared to 7.7 million and 15.2 million shares for the comparable periods of 2006. Share repurchase activity will likely be limited during the second half of 2007 due to the fact that the Corporation is now within its target capital range, as well as restrictions arising from the pending acquisition of MAF Bancorp.
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
National City declared and paid dividends per common share of $.39 during the second quarter of 2007, up two cents from the same quarter of 2006. The dividend payout ratio, representing dividends per share divided by earnings per share, was 65.0% and 48.1% for the second quarter of 2007 and 2006, respectively. The dividend payout ratio is continually reviewed by management and the Board of Directors, and the current intention is to pay out approximately 45% of earnings in dividends over time. On July 2, 2007, the Board of Directors approved a two cent increase in the third quarter dividend to $.41 per common share, payable on August 1, 2007, to stockholders of record as of July 13, 2007.
At June 30, 2007, the Corporation’s market capitalization was $18.9 billion. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in the following table.

	2007			2006
	Second	First	Fourth	Third	Second	First
NYSE: NCC	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

High	$38.32	$38.94	$37.47	$37.42	$38.04	$36.25
Low	33.08	34.82	35.29	34.50	34.38	33.26
Close	33.32	37.25	36.56	36.60	36.19	34.90

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
The Corporation has a credit risk transfer agreement on a $5.0 billion pool of nonconforming mortgage loans to provide protection against unexpected catastrophic credit losses. As of June 30, 2007, the remaining outstanding balance of loans subject to this protection was approximately $1.8 billion. The Corporation bears the risk of credit losses up to the first loss position, estimated at 3.5% of the initial pool balance. The counterparty to this arrangement would bear the risk of additional credit losses up to $263 million, subject to adjustment as the portfolio pays down. To date, credit losses on this portfolio have not exceeded the first loss position. Probable credit losses on the underlying loans are included in the determination of the allowance for loan losses.

The Corporation has purchased mortgage insurance to reduce its exposure to credit losses on certain first and second lien nonconforming mortgages, as well as home equity loans and lines of credit. These policies provide varying levels of coverage, deductibles, and stop loss limits. As of June 30, 2007, the outstanding balance of insured first and second lien nonconforming mortgage loans subject to this insurance was $1.7 billion and $1.9 billion, respectively; and the outstanding balance of insured home equity lines and loans was $568 million. Credit losses covered by third-party insurance arrangements are excluded from the determination of the allowance for loan losses to the extent an insurance recovery is deemed probable.
A third-party mortgage insurance provider has been denying a meaningful number of claims on second lien nonconforming mortgages for reasons that management believes are inappropriate. In the first quarter of 2007, management changed its charge-off practices and loss forecast on this portfolio to reflect an assumed loss of insurance coverage for all disputed claims. In the second quarter of 2007, the Corporation recovered $12 million from the insurance carrier on certain previously denied claims, and additional payments were received in July. Charge-off practices and loss forecast factors have not been adjusted since the first quarter.
Certain of these insurance arrangements are subject to reinsurance by a wholly-owned subsidiary of the Corporation. Expected reinsurance losses are included within the provision for credit losses and the related reinsurance reserves are included in the allowance for loan losses in the Consolidated Financial Statements. See Note 20 for further information on reinsurance arrangements.
Portfolio Loans: The percentage of portfolio loans in each category to total portfolio loans at period end follows:

	June 30	December 31	June 30
	2007	2006	2006

Commercial	32.5%	32.5%	29.0%
Commercial construction and real estate	18.0	17.5	15.7
Residential real estate	27.6	26.0	31.1
Home equity lines of credit and other consumer loans	18.7	20.9	21.6
Credit card and other unsecured lines of credit	3.2	3.1	2.6

Total	100.0%	100.0%	100.0%

At June 30, 2007, residential real estate represented a larger percentage of portfolio loans compared to year end due to a recently completed acquisition and the return to portfolio of $1.6 billion of nonconforming mortgage loans which were classified as held for sale at year end. Residential real estate, as well as home equity lines of credit and other consumer loans, represent a smaller percentage of the loan portfolio compared to a year ago as broker-originated mortgage loans and home equity lines are now originated for sale, and the related portfolios are in run-off. Commercial loans, including commercial construction and real estate, represent a higher percentage of the loan portfolio compared to a year ago due to growth in these portfolios and acquisitions, as well as the previously described decline in certain consumer loans.
Nonperforming Assets: Detail of nonperforming assets follows:

	June 30	December 31	June 30
(Dollars in Millions)	2007	2006	2006

Commercial	$125	$124	$178
Commercial construction	59	38	36
Commercial real estate	138	111	108
Residential real estate	240	227	167

Total nonperforming loans	562	500	489
Other real estate owned (OREO)	284	229	167
Mortgage loans held for sale and other	2	3	11

Total nonperforming assets	$848	$732	$667

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	.85%	.76%	.66%
Period-end total assets	.60	.52	.47

Nonperforming commercial loans have decreased in comparison to second quarter a year ago, consistent with the overall stable credit quality in this portfolio. Nonperforming commercial construction loans have increased as a result of two new problem loans identified in 2007. Nonperforming commercial real estate loans increased due to nonperforming loans added from acquisitions, as well as one newly identified problem loan in the amount of $20 million. Nonperforming residential real estate loans have increased due to weakness in the housing market as well as a more seasoned portfolio versus prior periods. Other real estate owned (OREO) has increased due to a weaker housing market, resulting in higher foreclosure rates, as well as a longer elapsed time to complete foreclosures.

As of June 30, 2007, loans to residential real estate developers represented approximately 11% of nonperforming loans. There were no other industry or geographic concentrations within nonperforming loans at June 30, 2007. At June 30, 2007, the Corporation had commitments to lend an additional $11 million to borrowers whose loans are currently classified as nonperforming.
Delinquent Loans: Detail of loans 90 days past due accruing interest follows:

	June 30	December 31	June 30
(In Millions)	2007	2006	2006

Commercial	$45	$31	$51
Commercial construction	51	9	—
Commercial real estate	38	18	17
Residential real estate	882	708	516
Home equity lines of credit	27	37	21
Credit card and other unsecured lines of credit	28	35	21
Other consumer	9	11	8
Mortgage loans held for sale and other	19	89	40

Total loans 90 days past due accruing interest	$1,099	$938	$674

Commercial loan delinquencies increased compared to year-end due to growth in the portfolio as well as a higher delinquency rate. Commercial construction and commercial real estate delinquencies increased primarily due to acquired loans in the Florida market. Residential real estate delinquencies increased compared to both year end and a year ago due to weakness in the housing market which has caused more financial stress on both consumers and residential developers. Residential real estate delinquencies also increased compared to year end due to the return to portfolio of a $1.6 billion pool of nonconforming mortgages which were classified as held for sale at year end. Delinquent home equity lines of credit decreased compared to year end due to seasonal trends. Improvements made in the collections area and additional pay periods in 2007 also contributed to lower home equity delinquencies. Delinquent credit card and other unsecured lines of credit also decreased compared to year end due to the same seasonal trends, as well as higher credit quality of new customers.
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
A summary of the changes in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
(Dollars in Millions)	2007	2006	2007	2006

Balance at beginning of period	$1,104	$1,001	$1,131	$1,094
Provision for loan losses	145	62	267	94
Charge-offs:
Commercial	30	28	64	73
Commercial construction	2	2	3	2
Commercial real estate	3	5	6	12
Residential real estate	58	47	130	93
Home equity lines of credit	20	15	43	36
Credit card and other unsecured
lines of credit	28	20	63	48
Other consumer	13	11	27	37

Total charge-offs	154	128	336	301

Recoveries:
Commercial	11	10	22	26
Commercial construction	—	—	—	—
Commercial real estate	4	1	5	3
Residential real estate	22	19	27	31
Home equity lines of credit	8	5	14	9

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
(Dollars in Millions)	2007	2006	2007	2006

Credit card and other unsecured lines of credit	4	4	9	10
Other consumer	7	13	14	25

Total recoveries	56	52	91	104

Net charge-offs	98	76	245	197
Other (a)	(15)	2	(17)	(2)

Balance at end of period	$1,136	$989	$1,136	$989

Portfolio loans outstanding at period end	$99,683	$100,973	$99,683	$100,973
Allowance as a percentage of:
Portfolio loans	1.14%	.98%	1.14%	.98%
Nonperforming loans	202.2	202.1	202.2	202.1
Annualized net charge-offs	291.1	326.2	230.2	249.7

(a)	Other includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and reinsurance claims paid to third parties.
A summary of the changes in the allowance for losses on lending-related commitments follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
(Dollars in Millions)	2007	2006	2007	2006

Balance at beginning of period	$63	$79	$78	$84
Net provision for losses on lending-related commitments	(2)	(2)	(17)	(7)

Balance at end of period	$61	$77	$61	$77

Total provision for credit losses	$143	$60	$250	$87

During the second quarter of 2007, the Corporation changed its charge-off policy for home equity loans and lines of credit to be more consistent with capital market standards. Charge-offs for these residential real estate secured loans are now recognized net of the estimated realizable value of the underlying collateral. Previously, these loans were charged-off in full with a recovery recognized upon liquidation of the collateral. Additionally, home equity loans, which were previously charged-off when they became 150 days past due, are now charged-off at 180 days past due. This policy change decreased residential real estate and home equity lines of credit net charge-offs for the second quarter of 2007 by $7 million and $3 million, respectively.
Annualized net charge-offs as a percentage of average loans by portfolio type follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
	2007	2007	2006	2007	2006

Commercial	.22%	.31%	.26%	.26%	.34%
Commercial construction	.17	.04	.22	.11	.09
Commercial real estate	(.06)	.07	.12	.01	.15
Residential real estate	.53	1.03	.35	.78	.39
Home equity lines of credit	.36	.48	.22	.42	.29
Credit card and other unsecured lines of credit	3.14	3.99	2.62	3.56	3.03
Other consumer	.48	.50	(.15)	.49	.39

Total net charge-offs to average portfolio loans (annualized)	.39%	.61%	.30%	.50%	.38%

Commercial net charge-offs decreased on a linked-quarter and year-over-year basis consistent with overall stable credit quality of this portfolio. In addition, the first quarter of 2007 included previously reserved passenger airline lease charge-offs. Commercial construction net charge-offs were $2 million in the second quarter of 2007, well within their normal level for this portfolio. Expressed as a percentage of average portfolio loans, net charge-offs for commercial construction can vary considerably from period to period due to the relatively small size of this portfolio. Commercial real estate recoveries exceeded charge-offs during the second quarter of 2007 due to the timing of a few recoveries. Management does not expect recoveries to exceed charge-offs on an ongoing basis.
Residential real estate net charge-offs decreased on a linked-quarter basis due to a $12 million claims payment from a third-party insurer on previously disputed claims received in the second quarter of 2007. In the first quarter of 2007, the Corporation changed its policy on insured mortgage loans to charge-off all disputed insurance claims at 180 days past due, which resulted in an incremental $24 million of charge-offs. This change in charge-off policy, as well as a weaker housing market, also affected residential real estate net charge-offs on a year-to-date basis. Home equity lines of credit net charge-offs increased compared to the second quarter a year ago and on a year-to-date basis due to weakness in the housing market and continued seasoning of the run-off portfolio of broker-originated loans. Credit card and other unsecured lines of credit net charge-offs decreased on a linked-quarter basis due to seasonally lower balances and delinquencies, as well as better credit quality of the customer base. Credit card net charge-offs for the second quarter and first half of 2006 were lower than normal as a result of a large volume of consumer bankruptcy filings in late 2005. Net recoveries were recognized on other consumer loans in the second quarter a year ago due to the timing of receipt of a few large recoveries.
An allocation of the allowance for loan losses and allowance for losses on lending-related commitments by portfolio type is shown below.

	June 30	December 31	June 30
(In Millions)	2007	2006	2006

Allowance for loan losses:
Commercial	$415	$459	$486
Commercial construction and commercial real estate	177	140	129
Residential real estate	286	280	144
Home equity lines of credit and other consumer loans	114	102	98
Credit card and other unsecured lines of credit	144	150	132

Total	$1,136	$1,131	$989

Allowance for losses on lending-related commitments:
Commercial	$61	$78	$77

As of June 30, 2007, a lower allowance was allocated to the commercial portfolio which reflects stable credit quality as well as a refinement in 2007 in the method of applying commercial and commercial real estate loan recoveries within the loss migration analysis. As of June 30, 2007, a higher allowance was allocated to the commercial construction and commercial real estate portfolios due to portfolio growth, largely from recent acquisitions, as well as a shift in mix of criticized assets. The allowance allocated to the residential real estate portfolio was substantially equal to year end as these loans have performed consistent with year-end loss forecasts. Compared to the second quarter a year ago, the residential real estate allowance increased due to deterioration in credit quality, particularly among nonconforming mortgage loans.
As of June 30, 2007, a higher allowance was allocated to home equity lines of credit and other consumer loans due to higher loss factors applied to this portfolio to recognize weakness in the housing market. The allowance allocated to credit card and other unsecured lines of credit declined compared to year end which reflects lower loss factors, as well as seasonally lower outstanding balances compared to year end. The allowance for losses on commercial lending-related commitments declined for substantially the same reasons described for the commercial portfolio. Refer to the Application of Critical Accounting Policies section for further discussion of the allowance for loan losses.
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
The sensitivity of MVE to changes in interest rates is an indication of the longer-term interest-rate risk embedded in the balance sheet. A primary measure of the sensitivity of MVE to movements in rates is defined as the Duration of Equity (DOE). DOE represents the estimated percentage change in MVE for a 1% instantaneous, parallel shift in the yield curve. Generally, the larger the absolute value of DOE, the more sensitive the value of the balance sheet is to movements in rates. A positive DOE indicates the MVE should increase as rates fall, or decrease as rates rise. A negative DOE indicates that MVE should increase as rates rise, or decrease as rates fall. Due to the embedded options in the balance sheet, DOE is not constant and can shift with movements in the level or shape of the yield curve. ALCO has set limits on the maximum and minimum acceptable DOE at +4.0% and -1.0%, respectively, as measured between +/-150 basis point instantaneous, parallel shifts in the yield curve.
The most recent market value model estimated the current DOE at +1.2%, slightly below the long-term target of +1.5% but consistent with management’s view on interest rates. DOE would rise to +2.2% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +4.0%. DOE would decline to +1.0% given a parallel shift of the yield curve down 150 basis points and would be within the minimum constraint of -1.0%.
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
The most recent earnings simulation model projects that net income would be 1.5% lower than base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 1.2% if rates were two standard deviations below the implied forward curve over the same period. Both of the earnings simulation projections of net income were within the ALCO guideline of -4.0%.
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
Liquidity Risk
Liquidity risk arises from the possibility the Corporation may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also includes ensuring cash flow needs are met at a reasonable cost. Management adheres to a liquidity risk management policy which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial crisis. The liquidity position is continually monitored and reviewed by ALCO.
Funds are available from a number of sources, including the securities portfolio, core deposits, the capital markets, the Federal Reserve Bank, the Federal Home Loan Bank, the U.S. Treasury, and through the sale or securitization of various types of assets. Funding sources did not change significantly during the second quarter of 2007. Core deposits, which continue to be the most significant source of funding, comprised 58%, 54% and 51% of funding at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Refer to the Financial Condition section for further discussion on changes in funding sources. Asset securitizations have also been used as a source of funding over the past several years. During the first quarter of 2007, the Corporation securitized $425 million of credit card loans. Further discussion of securitization activities is included in Note 5 to the Consolidated Financial Statements.
At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. At June 30, 2007, the main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, the commercial paper market, and access to the capital markets. As discussed in Note 16 to the Consolidated Financial Statements, the Corporation’s bank subsidiary is subject to regulation and, among other things, may be limited in its ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company. During the first six months of 2007, the Corporation’s bank and nonbank subsidiaries declared and paid cash dividends totaling $950 million. Returns of capital paid to the holding company by nonbank subsidiaries during the first six months of 2007 totaled $5 million.
Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At June 30, 2007, December 31, 2006 and June 30, 2006, $836 million, $812 million and $1.4 billion, respectively, of commercial paper borrowings were outstanding.
During the first quarter of 2007, the holding company issued $600 million of senior notes which completed its existing shelf registration. In April 2007, the Corporation’s Board authorized the holding company to issue up to $1.5 billion in senior debt securities or subordinated debt securities in future periods. A new shelf registration will be filed with the Securities and Exchange Commission at the time of issuance of these securities. There were no issuances during the second quarter of 2007.
The Corporation also has in place an additional shelf registration with the Securities and Exchange Commission, to allow for the sale over time of an unspecified amount of junior subordinated debt securities to subsidiary trusts, and an equal amount of capital securities of the trusts in the capital markets. During the second quarter of 2007, the Corporation issued $500 million of junior subordinated debentures to National City Trust III. Further discussion of junior subordinated debentures is included in Note 15 to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
The Corporation’s financial obligations include contractual obligations and commitments that may require future cash payments.
Contractual Obligations: The following table presents significant fixed and determinable contractual obligations by payment date as of June 30, 2007. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements.

			Payments Due In
		One	One to	Three to	Over
	Note	Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$64,103	$—	$—	$—	$64,103
Consumer and brokered certificates of deposits(b)		25,401	3,370	1,228	2,643	32,642
Federal funds borrowed and security repurchase agreements(b)		5,655	—	—	—	5,655
Borrowed funds(b)	13	2,414	—	—	—	2,414
Long-term debt(b)	14,15	10,713	7,383	2,300	9,171	29,567
Operating leases		155	244	191	558	1,148
Purchase obligations		169	176	102	1	448

(a)	Excludes interest.

(b)	Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at June 30, 2007. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

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
As of June 30, 2007, the liability for uncertain tax positions, including associated interest and penalties, was $254 million pursuant to FASB Interpretation No. 48. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.
The Corporation did not have any commitments or obligations to its qualified pension plan at June 30, 2007 due to the overfunded status of the plan. The Corporation also has obligations under its supplemental pension and postretirement plans as described in Note 22 to the Consolidated Financial Statements. These obligations represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate these plans at any time.
The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the Consolidated Balance Sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change as market interest rates change. Certain contracts, such as interest-rate futures, are cash settled daily, while others, such as interest-rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at June 30, 2007 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 23 to the Consolidated Financial Statements.
Commitments: The following table details the amounts and expected maturities of significant commitments as of June 30, 2007. Further discussion of these commitments is included in Note 20 to the Consolidated Financial Statements.

	One	One to	Three to	Over
	Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Commercial	$10,607	$9,039	$6,484	$428	$26,558
Residential real estate	13,770	—	—	—	13,770
Revolving home equity and credit card lines	35,343	11	—	—	35,354
Other	598	—	—	—	598
Standby letters of credit	2,385	1,798	1,033	99	5,315
Commercial letters of credit	208	14	15	—	237
Net commitments to sell mortgage loans and mortgage-backed securities	7,555	—	—	—	7,555
Net commitments to sell commercial real estate loans	219	173	—	—	392
Commitments to fund principal investments	41	32	111	174	358
Commitments to fund civic and community investments	343	143	79	25	590
Commitments to purchase beneficial interests in securitized automobile loans	409	—	—	—	409

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at June 30, 2007. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate at which the commitments are invested, as determined by the general or limited partners of the funds.
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
The Corporation also has obligations arising from contractual arrangements that meet the criteria of FASB Interpretation No. 45. These obligations are discussed in Note 20.
Application of Critical Accounting Policies
National City’s financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general industry practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When such information is not available, valuation adjustments are estimated by management primarily through the use of discounted cash flow modeling techniques.
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
An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans and leases exceeding policy thresholds are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $29 million at June 30, 2007 compared to $60 million at both December 31, 2006 and June 30, 2006. This element of the allowance decreased primarily due to charge-offs of previously reserved impaired passenger airline leases.
Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include all other loans and leases not individually evaluated for impairment as discussed above. For commercial loans, a loss migration analysis is performed which averages historic loss ratios. In 2007, management refined its method of applying commercial and commercial real estate loan recoveries within the loss migration analysis. In prior periods, commercial and commercial real estate recoveries were largely applied to the nonperforming loan category. In 2007, these recoveries have now been applied across all loan grades to produce what management believes is a more accurate estimate of the net loss ratio for each category. For consumer loans, average historical losses are utilized to estimate losses currently inherent in the portfolio. Consumer loans are pooled by probability of default within product segments. The probability of default is based on the historical performance of customer attributes, such as credit score, loan-to-value, origination date, collateral type, worst delinquency, and other relevant factors. Credit losses on certain consumer loans are covered by lender-paid mortgage insurance. These insurance policies have various levels of coverage, deductibles, and stop loss limits. Management considers probable third-party insurance recoveries in its assessment of estimated losses for pools of homogeneous loans. One third-party insurance carrier had been rejecting a meaningful number of the Corporation’s claims. However, during the second quarter of 2007, the Corporation received payment from this carrier for a number of these previously rejected claims. The allowance for pools of homogeneous loans was $716 million at June 30, 2007, $757 million at December 31, 2006, and $607 million at June 30, 2006. This element in the allowance decreased compared to year end primarily due to the effect of the previously described change in the method of applying commercial loan recoveries. Compared to a year ago, this element of the allowance increased due to higher estimated losses on residential real estate loans.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. Imprecision occurs because historic loss patterns may not be representative of losses inherent in the current portfolio. Reasons for imprecision include expansion of the Corporation’s footprint, changes in economic conditions, and difficulty identifying triggering events, among other factors. Imprecision is estimated by comparing actual losses incurred to previously forecasted losses over several time periods. The volatility of this imprecision, as expressed in terms of the standard deviation of the difference between the actual and forecasted losses, is used to calculate an imprecision percentage that represents the probable forecast error. The imprecision percentage is applied to the current portfolio balance to determine the required allowance. The allowance established for imprecision was $452 million at June 30, 2007, $392 million at December 31, 2006, and $378 million at June 30, 2006. This element of the allowance increased compared to year end and the second quarter a year ago primarily due to growth in the commercial and commercial real estate portfolios, including the effect of acquisitions.
Finally, the allowance considers specific environmental factors which pose additional risks that may not have been adequately captured in the elements described above. For each environmental risk, a range of expected losses is calculated based on observable data. Management applies judgment to determine the most likely amount of loss within the range. Historically, this element of the allowance has provided for losses on loans acquired in acquisitions where loss history and underwriting information were incomplete or materially different than that of the Corporation’s existing portfolio, as well as expected losses on certain credit risks in excess of the amounts predicted using the methods described above. When an allowance is established for environmental risks, conditions for its release are also established. While there were no environmental risks provided for within the allowance as of either June 30, 2007 or December 31, 2006, there was a $21 million environmental allocation at June 30, 2006. During 2006, charge-offs of passenger airline leases depleted the environmental component of the allowance.
There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. To the extent that actual outcomes differ from management’s estimates, additional provision for credit losses could be required, or a previously recognized provision could be reversed, either of which could have a material impact on earnings in future periods.
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
Management has elected fair value as its measurement method for MSRs. Management measures net MSR hedging gains or losses as the change in the fair value of mortgage servicing rights, exclusive of changes associated with time decay and payoffs, compared to the change in the fair value of the associated financial instruments. Hedging results are frequently volatile in the short term, but over longer periods of time the hedging strategies have been largely successful in protecting the economic value of the MSR portfolio.
MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. Management regularly updates its model inputs to reflect current market conditions. In addition, the reasonableness of its model inputs are periodically validated by obtaining third-party broker estimates of the market value of the MSR portfolio.
The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. The Corporation uses an internal proprietary model to estimate future loan prepayments. This model uses empirical data drawn from the historical performance of the Corporation’s managed portfolio. The implementation of this model resulted in a one-time decrease in the fair value of MSRs of $56 million during the second quarter of 2006.
Future interest rates are another significant factor in the valuation of MSRs. In the second quarter of 2007, the Corporation refined its MSR valuation model to incorporate market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. In prior periods, the MSR valuation model held interest rates constant at the current market rate. This change in model inputs had a negligible impact on the MSR valuation as the forward curve was relatively flat at the date of adoption. However, changes in the shape and slope of the forward curve could introduce additional volatility to the fair value of MSRs in the future.
The fair value of MSRs and significant inputs to the valuation model are shown below.

	June 30	December 31	June 30
	2007	2006	2006
(Dollars in Millions)	NCM	NCM	NCM	NCHLS(a)

Fair value	$2,468	$2,094	$2,395	$147
Weighted-average life (in years)	6.2	5.0	6.2	1.9
Weighted-average constant prepayment rate (CPR)	13.13%	17.66%	13.80%	41.25%
Spread over forward interest rate swap rates	5.44	—	—	—
Weighted-average discount rate	—	9.77	10.11	14.49

(a)	National City Home Loan Services (NCHLS) was sold in late 2006.
A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented below. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate), which could either magnify or counteract the sensitivities.

June 30,
(Dollars in Millions)	2007

Fair value	$2,468
Prepayment rate:
Decline in fair value from 10% adverse change	$100
Decline in fair value from 20% adverse change	193
Spread over forward interest rate swap rates (a):
Decline in fair value from 10% adverse change	49
Decline in fair value from 20% adverse change	97

(a)	Used to discount MSR cash flows.
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
All derivative instruments are carried at fair value on the balance sheet. Management values derivative instruments using observable market prices, when available. In the absence of observable market prices, management uses discounted cash flow models to estimate the fair value of derivatives. The interest rates used in these cash flow models are based on forward yield curves observable in the current cash and derivatives markets, consistent with how derivatives are valued by most market participants. As of June 30, 2007, the recorded fair values of derivative assets and liabilities were $445 million and $732 million, respectively.
Certain derivative instruments are formally designated in SFAS 133 hedge relationships as a hedge of one of the following: the fair value of a recognized asset or liability, the expected future cash flows of a recognized asset or liability, or the expected future cash flows of a forecasted transaction. For these derivatives, both at the inception of the hedge and on an ongoing basis, management assesses the effectiveness of the hedge instrument in achieving offsetting changes in fair value or cash flows compared to the hedged item.
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
For each SFAS 133 hedge relationship, a quantitative retrospective test is performed to determine if the hedge was highly effective. The methods utilized to retrospectively test hedge effectiveness, as well as the frequency of testing, vary based on the hedged item and the designated hedge period. For fair value hedges of fixed-rate debt including certificates of deposit, management utilizes a dollar offset ratio to test hedge effectiveness on a monthly basis. For fair value hedges of portfolio loans and residential mortgage loans held for sale, a dollar offset ratio test is performed on a daily basis. Effectiveness testing for commercial real estate loans originated for sale is measured using a dollar offset ratio test applied on either a monthly or quarterly basis. For cash flow hedges of funding products, a dollar offset ratio test is applied on a monthly basis. For cash flow hedges of commercial loans, a monthly regression analysis is performed. There are no known sources of variability between the hedge instrument and the hedged item that are excluded from the effectiveness test.
When a retrospective hedge effectiveness test fails, the change in the derivative’s fair value is recognized in earnings without a corresponding offset for the hedged item. A quantitative prospective test is then employed to determine whether the hedge relationship is expected to be highly effective in future periods under various interest-rate shock scenarios. The method used for these prospective tests is the same method used for retrospective testing.
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
Income Taxes: The Corporation is subject to the income tax laws of the U.S., its states and other jurisdictions where it conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations, and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law. The Internal Revenue Service (IRS) has completed their examinations of the Corporation’s income tax returns for years prior to 2002. Their examination of tax years 2003-2004 is currently in process. At this time, the IRS has not proposed any significant adjustments to the tax positions claimed in these returns that are not currently reflected in the liabilities for uncertain tax positions.
The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of this new accounting standard, the Corporation recognized a $31 million increase in its estimated liability for uncertain tax positions ($24 million net of tax), which was recorded as the cumulative effect of an accounting change, reducing the opening balance of retained earnings. As of June 30, 2007, the estimated liability for uncertain tax positions was $254 million, including accrued interest and penalties of $49 million. Approximately $147 million of that liability pertains to tax positions where a change in the actual or estimated outcome would increase or decrease the provision for income taxes.
It is reasonably possible that the liability for uncertain tax positions could significantly increase or decrease in the next 12 months due to the completion of tax authorities’ exams or the expiration of the statute of limitations. Management estimates that the liability for uncertain tax positions could decrease by $14 million within the next 12 months.
During the three and six months ended June 30, 2007, the provision for interest and penalties was $12 million and $15 million, respectively. During the three and six months ended June 30, 2006, the provision/(benefit) for interest and penalties was $2 million and $(4) million, respectively. The Corporation recognizes interest and penalties associated with uncertain tax positions within the income tax provision.
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

CONSOLIDATED AVERAGE BALANCE SHEETS

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
(In Millions)	2007	2006	2007	2006

Assets
Earning Assets:
Portfolio loans:
Commercial	$32,079	$28,709	$31,535	$28,126
Commercial construction	4,872	3,507	4,797	3,466
Commercial real estate	12,919	12,100	12,948	12,061
Residential real estate	27,366	31,812	26,988	32,364
Home equity lines of credit	14,010	17,089	14,208	19,023
Credit card and other unsecured lines of credit	3,099	2,528	3,059	2,522
Other consumer	5,344	6,012	5,412	6,022

Total portfolio loans	99,689	101,757	98,947	103,584
Loans held for sale or securitization:
Commercial	37	68	38	40
Commercial real estate	226	142	200	114
Residential real estate	9,478	9,086	9,000	8,535
Home equity lines of credit	2,873	3,460	2,772	1,904
Student	1	4	1	4
Credit card	—	—	183	207

Total loans held for sale or securitization	12,615	12,760	12,194	10,804
Securities available for sale, at cost	7,143	7,802	7,422	7,761
Federal funds sold and security resale agreements	1,117	536	1,431	432
Other investments	1,780	2,272	1,952	2,213

Total earning assets	122,344	125,127	121,946	124,794
Allowance for loan losses	(1,107)	(1,009)	(1,130)	(1,050)
Fair value depreciation of securities available for sale	(34)	(120)	(23)	(74)
Cash and demand balances due from banks	2,748	3,246	2,856	3,286
Properties and equipment	1,493	1,300	1,494	1,305
Equipment leased to others	480	687	516	697
Other real estate owned	270	158	255	131
Mortgage servicing rights	2,233	2,438	2,204	2,315
Goodwill	4,544	3,326	4,512	3,318
Other intangible assets	251	156	253	158
Derivative assets	245	—	245	62
Accrued income and other assets	5,120	4,710	5,073	4,768

Total Assets	$138,587	$140,019	$138,201	$139,710

Liabilities
Deposits:
Noninterest bearing	$16,875	$17,057	$16,853	$16,912
NOW and money market	33,675	28,872	33,131	28,621
Savings	2,345	2,042	2,389	2,074
Consumer time	25,069	21,463	24,774	21,104
Brokered retail CDs	2,469	4,899	2,736	5,194
Other	914	956	916	1,001
Foreign	8,677	7,518	8,143	7,991

Total deposits	90,024	82,807	88,942	82,897

Federal funds borrowed and security repurchase agreements	6,566	5,110	5,823	5,651
Borrowed funds	2,867	2,768	2,058	2,475
Long-term debt	23,111	33,087	24,132	32,407
Derivative liabilities	434	181	393	185
Accrued expenses and other liabilities	3,354	3,501	3,545	3,578

Total Liabilities	126,356	127,454	124,893	127,193

Total Stockholders’ Equity	12,231	12,565	13,308	12,517

Total Liabilities and Stockholders’ Equity	$138,587	$140,019	$138,201	$139,710

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

		Daily Average Balances
	2007			2006
	Second	First	Fourth	Third	Second
(Dollar in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$32,116	$31,023	$30,141	$29,594	$28,777
Commercial construction	4,872	4,722	4,058	3,723	3,507
Commercial real estate	13,145	13,150	12,167	12,177	12,242
Residential real estate	36,844	35,124	38,222	40,392	40,898
Home equity lines of credit	16,883	17,078	17,711	18,610	20,549
Credit card and other unsecured lines of credit	3,099	3,387	2,888	2,654	2,528
Other consumer	5,345	5,483	5,362	5,319	6,016

Total loans	112,304	109,967	110,549	112,469	114,517
Securities available for sale, at cost:
Taxable	6,734	7,257	7,313	7,351	7,260
Tax-exempt	409	447	493	523	542

Total securities available for sale	7,143	7,704	7,806	7,874	7,802
Federal funds sold, security resale agreements and other investments	2,897	3,872	3,133	2,783	2,808

Total earning assets/total interest income/rates	122,344	121,543	121,488	123,126	125,127
Allowance for loan losses	(1,107)	(1,154)	(941)	(988)	(1,009)
Fair value depreciation of securities available for sale	(34)	(11)	(4)	(120)	(120)
Nonearning assets	17,384	17,432	16,350	16,416	16,021

Total assets	$138,587	$137,810	$136,893	$138,434	$140,019

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$33,675	$32,582	$29,538	$28,810	$28,872
Savings accounts	2,345	2,433	1,834	1,903	2,042
Consumer time deposits	25,069	24,476	22,650	21,966	21,463
Other deposits	3,383	3,923	4,471	5,210	5,855
Foreign deposits	8,677	7,602	9,334	8,878	7,518
Federal funds borrowed	2,508	1,237	3,675	3,286	1,746
Security repurchase agreements	4,058	3,835	3,614	3,590	3,364
Borrowed funds	2,867	1,240	1,937	1,925	2,768
Long-term debt	23,111	25,164	25,886	29,432	33,087

Total interest bearing liabilities/ total interest expense/rates	105,693	102,492	102,939	105,000	106,715
Noninterest bearing deposits	16,875	16,831	16,695	16,740	17,057
Accrued expenses and other liabilities	3,788	4,089	3,871	4,007	3,682

Total liabilities	126,356	123,412	123,505	125,747	127,454
Total stockholders’ equity	12,231	14,398	13,388	12,687	12,565

Total liabilities and stockholders’ equity	$138,587	$137,810	$136,893	$138,434	$140,019

Tax-equivalent net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

		Quarterly Interest
	2007			2006
	Second	First	Fourth	Third	Second
(Dollars in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$602	$582	$577	$572	$529
Commercial construction	94	83	81	73	67
Commercial real estate	236	237	229	224	218
Residential real estate	680	633	706	750	738
Home equity lines of credit	332	336	349	363	373
Credit card and other unsecured lines of credit	86	96	81	75	69
Other consumer	88	94	89	90	100

Total loans	2,118	2,061	2,112	2,147	2,094
Securities available for sale, at cost:
Taxable	87	97	101	99	97
Tax-exempt	8	8	8	9	10

Total securities available for sale	95	105	109	108	107
Federal funds sold, security resale agreements and other investments	42	52	49	43	42

Total earning assets/total interest income/rates	$2,255	$2,218	$2,270	$2,298	$2,243
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$265	$249	$221	$211	$194
Savings accounts	8	8	2	3	3
Consumer time deposits	302	287	265	245	224
Other deposits	45	51	60	68	74
Foreign deposits	108	91	115	112	86
Federal funds borrowed	33	16	50	44	22
Security repurchase agreements	45	41	40	38	32
Borrowed funds	36	16	25	23	32
Long-term debt	317	341	359	404	409

Total interest bearing liabilities/ total interest expense/rates	$1,159	$1,100	$1,137	$1,148	$1,076
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income	$1,096	$1,118	$1,133	$1,150	$1,167

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

		Average Annualized Rate
	2007			2006
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	7.53%	7.60%	7.61%	7.66%	7.38%
Commercial construction	7.73	7.12	7.87	7.83	7.62
Commercial real estate	7.19	7.31	7.44	7.31	7.13
Residential real estate	7.38	7.23	7.39	7.41	7.22
Home equity lines of credit	7.86	7.87	7.87	7.82	7.26
Credit card and other unsecured lines of credit	11.13	11.47	11.12	11.24	10.95
Other consumer	6.64	6.91	6.56	6.70	6.68

Total loans	7.56	7.55	7.61	7.61	7.32
Securities available for sale, at cost:
Taxable	5.16	5.39	5.53	5.37	5.37
Tax-exempt	7.77	7.03	7.03	6.98	7.07

Total securities available for sale	5.31	5.48	5.62	5.48	5.49
Federal funds sold, security resale agreements and other investments	5.75	5.41	6.20	6.00	6.05

Total earning assets/total interest income/rates	7.38%	7.36%	7.44%	7.43%	7.18%
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	3.16%	3.09%	2.97%	2.89%	2.70%
Savings accounts	1.36	1.34	.65	.64	.57
Consumer time deposits	4.83	4.76	4.65	4.43	4.19
Other deposits	5.26	5.31	5.30	5.19	5.02
Foreign deposits	5.01	4.84	4.86	5.00	4.61
Federal funds borrowed	5.31	5.32	5.31	5.33	5.02
Security repurchase agreements	4.38	4.35	4.33	4.25	3.83
Borrowed funds	5.04	5.30	5.14	4.82	4.62
Long-term debt	5.51	5.47	5.52	5.45	4.95

Total interest bearing liabilities/ total interest expense/rates	4.40%	4.35%	4.39%	4.34%	4.04%
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income

Interest spread	2.98%	3.01%	3.05%	3.09%	3.14%
Contribution of noninterest bearing sources of funds	.61	.68	.68	.64	.59

Net interest margin	3.59%	3.69%	3.73%	3.73%	3.73%

(a)	Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 66-67 of this report are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
National City management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2007, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
On October 11, 2006, Allegiant Asset Management Company (Allegiant), a registered investment adviser and an indirect subsidiary of National City Corporation, was notified that the Pacific Regional Office of the Securities and Exchange Commission (SEC) is conducting an examination concerning marketing arrangements Allegiant may have with entities that provide administrative services to the Allegiant Funds. The Corporation and Allegiant are cooperating fully with the SEC. Allegiant submitted a written response to the SEC’s inquiries on January 12, 2007 and subsequently provided follow-up written responses. Due to the preliminary stage of this investigation, management is not able to predict the outcome of this examination.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 61-62 of this report are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 24, 2007 at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:
1. Elected as directors all nominees designated in the proxy statement dated March 7, 2007 as follows:

	Number of Votes
	For	Withheld
J.E. Barfield	535,978,451	14,898,356
J.S. Broadhurst	536,757,905	14,118,902
C.M. Connor	537,864,935	13,011,872
D.A. Daberko	533,552,825	17,323,982
B.P. Healy, M.D.	536,928,765	13,948,042
M.B. McCallister	539,081,788	11,795,019
P.A. Ormond	539,037,361	11,839,446
P.E. Raskind	536,602,550	14,274,257
G.L. Shaheen	539,009,521	11,867,286
J.S. Thornton, Ph.D.	536,457,474	14,419,333
M. Weiss	536,477,528	14,399,279
2. Ratified the Audit Committee’s selection of Ernst & Young LLP as independent registered public accounting firm for National City Corporation for 2007: 537,233,407 votes cast for, 9,018,433 votes cast against, and 4,724,964 votes abstained.
3. Rejected the stockholder proposal concerning executive compensation: 161,121,545 votes cast for, 273,321,884 votes cast against, and 16,363,292 votes abstained.
ITEM 6. EXHIBITS
Exhibits
Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the June 30, 2007 Form 10-Q have been filed separately with the SEC and are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.
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

4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par

Exhibit
Number	Exhibit Description

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

10.6
Form of contracts with Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, James R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert and Daniel J. Frate (filed as Exhibit 10.29 to Registrant’s Form S-4 Registration Statement No. 333-45609 dated February 4, 1998, and incorporated herein by reference).

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

Exhibit
Number	Exhibit Description

by reference).

10.18
Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.19	Summary of Non-employee Directors’ Compensation (filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on July 25, 2007, and incorporated herein by reference).

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

10.25
Agreement to Terminate Change in Control Benefits between National City Corporation and David A. Daberko (filed as exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).

10.26	The National City Corporation Long-Term Cash and Equity Incentive Plan Effective January 1, 2005.

10.27	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

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

10.40	Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.41	Form of Non-qualified Stock Option Award Agreement.

10.42
Form of contracts with Robert B. Crowl, Jeffrey J. Tengel and Jon N. Couture (filed as Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

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

10.45	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

10.46	National City Corporation Management Severance Plan, as Amended and Restated effective January 1, 2005.

10.47
Form of Amendment to Agreement Not to Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.48	Form of Non-Elective Deferred Compensation Award Statement.

10.49	Form of Non-Elective Deferred Compensation Award Statement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on May 1, 2006, and incorporated herein by reference).

10.50	Deferred Compensation Plan for Daniel J. Frate (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

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

10.67	National City Corporation CEO Post-Retirement Office Plan (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 25, 2007, and incorporated herein by reference).

10.68
Agreement to Terminate Change in Control Benefits between National City Corporation and William E. MacDonald III (filed as exhibit 10.68 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).

11.0	Statement re computation of per share earnings incorporated by reference to Note 18 of the Notes to the Consolidated Financial Statements of this report.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated August 8, 2007 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated August 8, 2007 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated August 8, 2007 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated August 8, 2007 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

CORPORATE INFORMATION

Corporate Headquarters	Common Stock Listing
National City Center 1900 East Ninth Street Cleveland, Ohio 44114-3484 1-216-222-2000 NationalCity.com	National City Corporation common stock is traded on the New York Stock Exchange under the symbol NCC. The stock is abbreviated in financial publications as NtlCity.

Transfer Agent and Registrar	Dividend Reinvestment and Stock Purchase Plan
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

Investor Information	Direct Deposit of Dividends
Jill Hennessey Investor Relations Department 2229 P.O. Box 5756 Cleveland, Ohio 44101-0756 1-800-622-4204 E-mail: investor.relations@nationalcity.com	The direct deposit program provides for free automatic deposit of quarterly dividends directly to a checking or savings account. For information regarding this program, call 1-800-622-6757.

Web Site Access to United States Securities and Exchange Commission Filings	Corporate Governance
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

FORM 10-Q — JUNE 30, 2007
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION

(Registrant)

Date: August 8, 2007

/s/ PETER E. RASKIND

Peter E. Raskind
President and Chief Executive Officer

/s/ JEFFREY D. KELLY

Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484