Form 10-Q
period 2007-09-30
NATIONAL CITY CORP
filed 2007-11-13
CIK 69970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common stock — $4.00 Par Value
Outstanding as of October 31, 2007 — 633,846,228

QUARTER ENDED September 30, 2007
FINANCIAL REPORT
AND FORM 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED September 30, 2007
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

PART I – FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars In Thousands, Except Per Share Amounts)	2007	2006	2007	2006

Tax-equivalent net interest income	$1,101,903	$1,149,357	$3,316,271	$3,500,700
Provision for credit losses	361,544	72,932	611,511	159,892
Noninterest income	624,209	877,475	2,009,268	2,317,203
Noninterest expense	1,403,517	1,184,198	3,762,550	3,506,648
Income tax (benefit) expense and tax-equivalent adjustment	(19,944)	243,256	304,667	693,184

Net (loss) income	$(19,005)	$526,446	$646,811	$1,458,179

Net (loss) income per common share
Basic	$(.03)	$.87	$1.08	$2.39
Diluted	(.03)	.86	1.07	2.36
Dividends paid per common share	.41	.39	1.19	1.13
Return on average common equity	—	16.45%	6.60%	15.49%
Return on average assets	—	1.51	.62	1.40
Net interest margin	3.43	3.73	3.57	3.76
Efficiency ratio	81.31	58.43	70.65	60.27
Average equity to average assets	8.71	9.16	9.31	9.03
Annualized net charge-offs to average portfolio loans	.54	.48	.51	.41
Average shares
Basic	588,134,030	603,848,871	597,365,121	608,442,541
Diluted	592,596,077	612,063,772	604,329,623	616,635,735

At September 30
Assets			$154,166,008	$138,122,696
Portfolio loans			111,990,677	92,963,492
Loans held for sale or securitization			11,987,399	19,505,252
Securities, at fair value			8,976,731	7,906,165
Deposits			98,248,968	82,782,188
Stockholders’ equity			13,842,851	12,901,823

Book value per common share			$21.86	$21.44
Market value per common share			25.09	36.60
Equity to assets			8.98%	9.34%
Allowance for loan losses as a percentage of period-end portfolio loans			1.23	1.00
Nonperforming assets to period-end portfolio loans and other nonperforming assets			1.08	.74

Common shares outstanding			633,345,384	601,875,473
Full-time equivalent employees			34,024	33,621

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in Thousands, Except Per Share Amounts)	2007	2006	2007	2006

Interest Income
Loans	$2,202,339	$2,143,202	$6,372,217	$6,243,955
Securities:
Taxable	98,216	98,585	281,649	285,658
Exempt from Federal income taxes	4,574	6,217	15,316	19,569
Dividends	427	256	1,344	1,952
Federal funds sold and security resale agreements	15,807	8,840	53,259	19,847
Other investments	31,892	33,132	87,294	100,461

Total interest income	2,353,255	2,290,232	6,811,079	6,671,442
Interest Expense
Deposits	783,618	638,290	2,196,919	1,756,650
Federal funds borrowed and security repurchase agreements	72,382	82,632	207,290	195,806
Borrowed funds	33,632	23,387	85,816	77,796
Long-term debt and capital securities	368,403	403,899	1,026,580	1,162,612

Total interest expense	1,258,035	1,148,208	3,516,605	3,192,864

Net Interest Income	1,095,220	1,142,024	3,294,474	3,478,578
Provision for Credit Losses	361,544	72,932	611,511	159,892

Net interest income after provision for credit losses	733,676	1,069,092	2,682,963	3,318,686
Noninterest Income
Deposit service charges	229,182	214,354	656,493	606,489
Loan sale revenue	(74,397)	215,479	110,961	644,576
Loan servicing revenue	158,994	103,556	286,737	38,906
Trust and investment management fees	79,050	74,442	237,121	227,528
Leasing revenue	41,778	53,514	142,285	174,790
Brokerage revenue	40,876	35,217	135,370	99,048
Other service fees	33,884	34,214	102,382	103,098
Card-related fees	31,374	26,930	92,322	81,236
Insurance revenue	28,964	33,767	97,776	98,491
Securities gains, net	828	283	26,499	12,989
Other	53,676	85,719	121,322	230,052

Total noninterest income	624,209	877,475	2,009,268	2,317,203
Noninterest Expense
Salaries, benefits, and other personnel	642,331	649,031	1,917,174	1,925,638
Impairment, fraud, and other losses	264,378	21,816	301,640	54,294
Third-party services	80,707	87,111	255,619	257,227
Net occupancy	76,930	73,053	230,837	219,668
Equipment	76,061	74,158	243,830	231,833
Marketing and public relations	41,515	36,092	119,087	102,263
Leasing expense	28,701	37,861	95,224	123,220
Other	192,894	205,076	599,139	592,505

Total noninterest expense	1,403,517	1,184,198	3,762,550	3,506,648

(Loss) Income before income tax (benefit) expense	(45,632)	762,369	929,681	2,129,241
Income tax (benefit) expense	(26,627)	235,923	282,870	671,062

Net (Loss) Income	$(19,005)	$526,446	$646,811	$1,458,179

Net (Loss) Income Per Common Share
Basic	$(.03)	$.87	$1.08	$2.39
Diluted	(.03)	.86	1.07	2.36
Average Common Shares Outstanding
Basic	588,134,030	603,848,871	597,365,121	608,442,541
Diluted	592,596,077	612,063,772	604,329,623	616,635,735
Dividends declared per common share	$.41	$.39	$1.19	$1.13

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30	December 31	September 30
(Dollars in Thousands, Except Per Share Amounts)	2007	2006	2006

Assets
Cash and demand balances due from banks	$2,912,349	$3,521,153	$3,035,430
Federal funds sold and security resale agreements	337,932	1,551,350	371,610
Securities available for sale, at fair value	8,976,731	7,508,820	7,906,165
Other investments	2,372,410	6,317,779	1,813,649
Loans held for sale or securitization:
Commercial	159,094	33,661	36,263
Commercial real estate	369,385	177,312	336,995
Residential real estate	10,381,672	9,327,783	15,596,231
Home equity lines of credit	1,076,568	2,888,512	3,522,022
Credit card	—	425,000	—
Student loans	680	638	13,741

Total loans held for sale or securitization	11,987,399	12,852,906	19,505,252
Portfolio loans:
Commercial	29,437,609	26,969,081	26,051,077
Commercial leases	4,399,246	4,082,940	3,811,656
Commercial construction	8,655,760	7,160,310	6,712,833
Commercial real estate	14,703,736	12,436,458	12,022,002
Residential real estate	29,241,677	21,881,602	20,963,692
Home equity lines of credit	17,523,913	14,594,782	15,293,584
Credit card and other unsecured lines of credit	3,476,372	3,006,789	2,704,794
Other consumer	4,552,364	5,360,110	5,403,854

Total portfolio loans	111,990,677	95,492,072	92,963,492
Allowance for loan losses	(1,372,879)	(1,131,175)	(932,058)

Net portfolio loans	110,617,798	94,360,897	92,031,434
Properties and equipment	1,651,750	1,402,150	1,325,761
Equipment leased to others	407,406	572,952	594,303
Other real estate owned	323,964	229,070	196,937
Mortgage servicing rights	2,503,089	2,094,387	2,264,104
Goodwill	5,625,010	3,815,911	3,339,631
Other intangible assets	375,954	183,648	157,403
Derivative assets	626,662	612,914	693,444
Accrued income and other assets	5,447,554	5,166,905	4,887,573

Total Assets	$154,166,008	$140,190,842	$138,122,696

Liabilities
Deposits:
Noninterest bearing	$16,693,513	$17,537,278	$16,188,883
NOW and money market	36,769,018	30,335,531	28,734,045
Savings	2,913,662	1,881,444	1,821,496
Consumer time	30,073,886	23,620,821	22,043,743
Other	3,604,197	4,119,756	5,199,389
Foreign	8,194,692	9,738,760	8,794,632

Total deposits	98,248,968	87,233,590	82,782,188
Federal funds borrowed and security repurchase agreements	6,248,924	5,283,997	7,346,405
Borrowed funds	2,505,742	1,648,967	3,956,550
Long-term debt	26,758,298	25,406,971	26,348,126
Junior subordinated debentures owed to unconsolidated subsidiary trusts	1,881,269	948,705	341,617
Derivative liabilities	555,716	717,830	668,477
Accrued expenses and other liabilities	4,124,240	4,369,779	3,777,510

Total Liabilities	$140,323,157	$125,609,839	$125,220,873

Stockholders’ Equity
Preferred stock	$—	$—	$—
Common stock	2,533,382	2,529,527	2,407,502
Capital surplus	6,361,320	4,793,537	3,766,184
Retained earnings	5,002,284	7,328,853	6,739,515
Accumulated other comprehensive loss	(54,135)	(70,914)	(11,378)

Total Stockholders’ Equity	13,842,851	14,581,003	12,901,823

Total Liabilities and Stockholders’ Equity	$154,166,008	$140,190,842	$138,122,696

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30
(In Thousands)	2007	2006

Operating Activities
Net income	$646,811	$1,458,179
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	611,511	159,892
Depreciation and amortization of properties and equipment	279,430	298,629
Amortization on securities, loans, deposits, and debt obligations	3,820	141,431
MSR fair value changes	88,685	274,737
Amortization of intangible assets and other servicing assets	93,898	70,557
Derivative losses, net	307,945	261,454
Securities gains, net	(26,499)	(12,989)
Gains on loans sold or securitized, net	(226,086)	(566,116)
Other losses, net	24,950	3,028
Originations and purchases of loans held for sale or securitization	(42,197,005)	(50,202,851)
Principal payments on and proceeds from sales of loans held for sale or securitization	36,783,794	50,592,924
Net change in trading assets and liabilities	(457,879)	287,628
Excess tax benefit for share based payments	(13,450)	(17,428)
Increase in accrued interest receivable	(86,025)	(18,811)
(Decrease) increase in accrued interest payable	(699)	34,323
Other operating activities, net	(313,257)	(99,536)

Net cash (used in) provided by operating activities	(4,480,056)	2,665,051

Lending and Investing Activities
Net decrease (increase) in federal funds sold, security resale agreements, and other investments	5,908,658	(188,063)
Purchases of available-for-sale securities	(1,853,497)	(1,578,550)
Proceeds from sales of available-for-sale securities	1,736,013	610,802
Proceeds from maturities, calls, and prepayments of available-for-sale securities	933,407	1,079,089
Net (increase) decrease in portfolio loans	(2,381,818)	1,013,533
Proceeds from sales of loans	1,052,624	1,228,453
Proceeds from securitizations of loans	425,000	555,074
Net increase in properties and equipment	(116,632)	(187,341)
Net cash paid for acquisitions	(248,353)	(82,216)

Net cash provided by lending and investing activities	5,455,402	2,450,781

Deposit and Financing Activities
Net increase (decrease) in deposits	258,744	(1,634,588)
Net increase in federal funds borrowed and security repurchase agreements	501,551	825,173
Net increase in borrowed funds	795,106	430,904
Repayments of long-term debt	(7,717,051)	(11,228,118)
Proceeds from issuances of long-term debt	8,278,023	6,959,660
Dividends paid	(722,458)	(696,599)
Issuances of common stock	239,378	229,259
Repurchases of common stock	(3,230,893)	(691,186)
Excess tax benefit for share based payments	13,450	17,428

Net cash used in deposit and financing activities	(1,584,150)	(5,788,067)

Net decrease in cash and demand balances due from banks	(608,804)	(672,235)
Cash and demand balances due from banks, January 1	3,521,153	3,707,665

Cash and Demand Balances Due from Banks, September 30	$2,912,349	$3,035,430

Supplemental Information
Cash paid for:
Interest	$3,517,304	$3,158,541
Income taxes	682,705	428,156
Noncash items:
Transfers of portfolio loans and property to other real estate	502,035	325,661
Transfers of portfolio loans to held for sale	609,840	10,491,918
Transfers of held for sale loans to portfolio	6,111,452	39,855
Common shares and stock options issued for acquisitions	2,336,353	(4,344)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Thousands, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2006	$—	$2,460,191	$3,681,603	$6,459,212	$11,865	$12,612,871
Comprehensive income:
Net income				1,458,179		1,458,179
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(5,585)	(5,585)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					(17,658)	(17,658)

Total comprehensive income						1,434,936
Cumulative effect of change in accounting for mortgage servicing assets				16,886		16,886
Common dividends declared, $1.13 per share				(695,332)		(695,332)
Preferred dividends declared, $18.03 per share				(1,267)		(1,267)
Issuance of 6,322,714 common shares under stock option plans		25,461	199,454			224,915
Repurchase of 19,537,475 common shares		(78,150)	(114,873)	(498,163)		(691,186)

Balance, September 30, 2006	$—	$2,407,502	$3,766,184	$6,739,515	$(11,378)	$12,901,823

Balance, January 1, 2007	$—	$2,529,527	$4,793,537	$7,328,853	$(70,914)	$14,581,003
Comprehensive income:
Net income				646,811		646,811
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(14,602)	(14,602)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net gains included in net income					31,075	31,075
Change in accumulated unrealized losses for pension and other postretirement obligations					306	306

Total comprehensive income						663,590
Cumulative effect of change in accounting for uncertainty in income taxes				(24,122)		(24,122)
Common dividends declared, $1.19 per share				(721,124)		(721,124)
Preferred dividends declared, $18.99 per share				(1,334)		(1,334)
Issuance of 6,632,285 common shares under stock-based compensation plans		26,956	212,422			239,378
Issuance of 80,291,037 common shares pursuant to acquisitions(1)		321,165	2,015,188			2,336,353
Repurchase of 86,066,638 common shares		(344,266)	(659,827)	(2,226,800)		(3,230,893)

Balance, September 30, 2007	$—	$2,533,382	$6,361,320	$5,002,284	$(54,135)	$13,842,851

(1)	Includes fair value of stock options exchanged.
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Nature of Operations
National City Corporation (National City or the Corporation) is a financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive branch bank network in Ohio, Florida, Illinois, Indiana, Kentucky, Michigan, Missouri, Pennsylvania, and Wisconsin, and also conducts selected lending businesses and provides other financial services on a nationwide basis. Primary businesses include commercial and retail banking, mortgage financing and servicing, consumer finance, and asset management.
1.  Basis of Presentation and Significant Accounting Policies
The accompanying Consolidated Financial Statements include the accounts of the Corporation and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
Consolidation: Accounting Research Bulletin 51 (ARB 51), Consolidated Financial Statements, requires a company’s consolidated financial statements include subsidiaries in which a company has a controlling financial interest. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest. Investments in companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated. Investments in companies in which the Corporation has significant influence over operating and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) and limited partnership investments are generally accounted for by the equity method of accounting. These investments are principally included in other assets, and National City’s proportionate share of income or loss is included in other noninterest income.
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
Where the Corporation is a transferor of assets to an SPE, the assets sold to the SPE generally are no longer recorded on the balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (QSPE). Statement of Financial Accounting Standards 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when an SPE meets the definition of a QSPE. In determining whether to consolidate nonqualifying SPEs where assets are legally isolated from National City’s creditors, the Corporation considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Corporation currently services credit card and automobile loans that were sold to securitization trusts. Further discussion regarding these securitization trusts is included in Note 5.
Use of Estimates: The accounting and reporting policies of National City conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update National City’s 2006 Annual Report on Form 10-K (Form 10-K). These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
Loans and Leases: Loans that the Corporation has both the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified in the balance sheet as portfolio loans. Portfolio loans are carried at the principal amount outstanding net of unearned income, unamortized premiums or discounts, deferred loan origination fees and costs, and acquisition fair value adjustments, if any. Loans that the Corporation has the intent and ability to sell or securitize are classified as held for sale or securitization. Loans held for sale or securitization are carried at the lower of cost or fair value applied on an aggregate basis by type of loan. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations. Management considers in its assessment the probability that buyer commitments may not close. In the absence of an active market, fair value is based upon a discounted cash flow model which utilizes inputs and assumptions which are believed to be consistent with market participants’ views.
When a decision is made to sell or securitize a loan that was not originated or initially acquired with the intent to sell or securitize, the loan is reclassified from portfolio into held for sale or securitization. Such reclassifications may occur, and have occurred in the past, due to a change in strategy in managing the liquidity of the balance sheet, a strategic decision to divest an operation or product, the maturity of an existing securitization structure, or favorable terms offered in sale or securitization markets. Conversely, due to changing market conditions or other strategic initiatives, loans previously classified as held for sale may be reclassified into portfolio. Loans transferred between loans held for sale and portfolio classifications are recorded at the lower of cost or market at the date of transfer.
When the Corporation sells a loan or group of loans which qualify as a sale pursuant to SFAS 140, the loans are removed from the balance sheet and a gain or loss is recognized in loan sale revenue.
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
Leases are classified as either direct financing leases or operating leases, based on the terms of the lease arrangement. To be classified as a direct financing lease, the lease must have at least one of the following four characteristics: 1) the lease transfers ownership of the property to the lessee by the end of the lease term, 2) the lease contains a bargain purchase option, 3) the lease term is equal to 75% or more of the estimated economic life of the leased property, or 4) the present value of the minimum lease payments are at least 90% of the cost of the leased property. Leases that do not meet any of these four criteria are classified as operating leases and reported as equipment leased to others on the balance sheet.
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
Loans secured by one-to-four family residential real estate, including home equity lines of credit and loans, are designated as nonperforming based upon several factors including payment delinquency, bankruptcy status, and prior principal charge-offs. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is reversed against interest income. Additionally, these loan types are generally charged off to the extent principal and interest due exceed the estimated realizable value of the collateral on the date the loan becomes 180 days past due or at the earlier of the foreclosure sale or when an appraisal indicates a value less than the loan value. Loans covered by lender-paid mortgage insurance are not charged off to the extent an insurance recovery is probable.
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
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses within the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, probable recoveries under lender paid mortgage insurance, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, insurance coverage limits, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is recorded based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary. When portfolio loans are identified for sale or securitization, the attributed loan loss allowance is reclassified to held for sale as a reduction to the carrying value of the loans. If a loss attributable to deterioration of the creditworthiness of the borrower is anticipated upon sale, a charge-off is recognized upon transfer.
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
Securities: Investments in debt securities and certain equity securities with readily determinable fair values, other than those classified as principal investments or accounted for under the equity method, are accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires investments to be classified within one of three categories: trading, held to maturity, or available for sale, based on the type of security and management’s ability and intent with regard to selling the security.
Securities purchased with the intention of realizing short-term profits or that are used to manage risk in other balance sheet assets and liabilities carried at fair value, are considered trading securities, carried at fair value, and are included in other investments on the balance sheet. Depending on the purpose for holding the securities, realized and unrealized gains and losses are included in either brokerage revenue, loan servicing revenue or other noninterest income in the statement of income. Interest on trading account securities is recorded in interest income. Loans are classified as trading where positions are bought and sold primarily to make profits on short-term appreciation or for other trading purposes. Trading loans are also included in other investments on the balance sheet and are carried at fair value, with gains and losses included in other noninterest income. See Note 9 for further information on trading securities.
Debt securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. National City held no securities classified as held to maturity at September 30, 2007, December 31, 2006, or September 30, 2006.
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
Certain equity security investments that do not have readily determinable fair values and for which the Corporation does not exercise significant influence are carried at cost and classified either within other investments or other assets on the balance sheet depending on the frequency of dividend declarations. Cost method investments classified within other investments, which consist solely of shares of Federal Home Loan Bank and Federal Reserve Bank stock, totaled $808 million, $483 million, and $479 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. Cost method investments classified within other assets were less than $1 million at September 30, 2007, December 31, 2006, and September 30, 2006. Cost method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.
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
Interest and dividends on direct mezzanine debt and preferred stock investments are recorded in interest income. All other income on principal investments, including fair value adjustments, realized gains and losses on the return of capital, and principal investment write-offs, is recognized in other noninterest income.
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
Intangible assets with finite lives include those associated with core deposits, credit cards, and other items. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are primarily amortized over a period not to exceed 10 years using an accelerated amortization method. Credit card intangibles are amortized over their estimated useful lives on a straight-line basis, which range from one to seven years. Other intangibles, primarily customer contracts and noncompete agreements, are amortized over the period benefited ranging from three to eleven years. Amortization expense for core deposits and other intangibles is recognized in noninterest expense. Note 11 includes a summary of other intangible assets.
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
Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Corporation recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if available, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense.
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

SFAS 140 requires a true sale analysis of the treatment of the transfer under state law as if the Corporation was a debtor under the bankruptcy code. A true sale legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor, and the nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special-purpose entities.
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
Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale or the trading securities portfolio. Retained interests from the credit card and automobile loan securitizations are classified as available-for-sale securities. Retained interests from the SBA securitizations are classified as trading securities and are included in other investments on the Consolidated Balance Sheet. Subsequent adjustments to the fair value of retained interests classified as available for sale are recorded through accumulated other comprehensive income within stockholders’ equity, or in security losses in the income statement if the fair value has declined below the carrying amount, and such decline has been determined to be other-than-temporary. Fair value adjustments to retained interests classified as trading securities are recorded in other noninterest income while other-than-temporary impairments are recorded within security (losses) gains.
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
For credit card securitizations, the Corporation’s continuing involvement in the securitized assets includes maintaining an undivided, pro rata interest in all credit card assets that are in the trust, referred to as seller’s interest. The seller’s interest ranks equally with the investors’ interests in the trust. As the amount of the assets in the securitized pool fluctuates due to customer payments, purchases, cash advances, and credit losses, the carrying amount of the seller’s interest will vary. However, the Corporation is required to maintain its seller’s interest at a minimum level of 5% of the initial invested amount in each series to ensure sufficient assets are available for allocation to the investors’ interests.
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
All separately recognized servicing assets and/or liabilities are initially recognized at fair value. For subsequent measurement of servicing rights, the Corporation has elected the fair value method for MSRs while all other servicing assets follow the amortization method. Under the fair value measurement method, MSRs are recorded at fair value each reporting period, and changes in fair value are reported in loan servicing revenue in the income statement. Under the amortization method, other servicing assets are amortized in proportion to, and over the period of, estimated servicing income and assessed for impairment based on fair value at each reporting period. Contractual servicing fees including ancillary income and late fees, fair value adjustments, associated derivative gains and losses, and impairment losses, if any, are reported in loan servicing revenue in the income statement.
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
Derivative Instruments: The Corporation enters into derivative transactions principally to protect against the risk of adverse price or interest-rate movements on the value of certain assets and liabilities and on future cash flows. In addition, certain contracts and commitments, such as mortgage loan commitments, are defined as derivatives under generally accepted accounting principles.
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
Fair value hedges are accounted for by recording the fair value of the derivative instrument, the fair value of the hedged risk of the hedged asset or liability, with corresponding offsets recorded in the income statement. The fair values of derivatives are recorded as freestanding assets or liabilities on the balance sheet, while fair value adjustments to the hedged assets or liabilities are included in the basis of the hedged items. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense recorded on the hedged asset or liability.
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
Fair Value Option: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows a company to elect to measure certain financial assets and financial liabilities at fair value. This statement also requires disclosure of additional information to identify the effects of a company’s fair value election on its earnings. National City plans to elect the fair value option for mortgage loans held for sale, currently designated in SFAS 133 hedge relationships, and a portion of its commercial real estate loans held for sale portfolio, effective January 1, 2008. The impact of adoption on the financial condition, results of operations, and liquidity is not yet determinable.
Fair Value Measurements: In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation will be required to apply the new guidance beginning January 1, 2008. The impact of adoption on the financial condition, results of operations, and liquidity is not expected to be material.
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. On December 31, 2006, the Corporation adopted the recognition and disclosure provisions of this statement which resulted in the recording of the funded status of its pension and postretirement plans as either assets or liabilities on the Consolidated Balance Sheet, the recording of unrecognized actuarial gains/losses, prior service costs, and transition obligations totaling $71 million as a separate component of accumulated other comprehensive income, net of tax. SFAS 158 also requires the Corporation to change the date used to measure its defined benefit pension and other postretirement obligations from October 31 to December 31. The measurement date change will be effective as of December 31, 2008. The incremental pension cost recognized as a result of this change in measurement date will be recorded as an adjustment to retained earnings. The measurement date change is not expected to have a material impact on financial condition, results of operations, or liquidity.
Accounting for Certain Hybrid Financial Instruments: In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133 and SFAS 140. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement was effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007. The adoption of this statement did not have a material impact on financial condition, results of operations, or liquidity.
Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction: In July 2006, the FASB issued FASB Staff Position (FSP) 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This FSP amends SFAS 13, Accounting for Leases, to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The Corporation adopted FSP 13-2 on January 1, 2007, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.
Amendment of FASB Interpretation No. 39: In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. FSP 39-1 permits companies to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FSP 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, may also be offset against the fair value of the related derivative instruments. The Corporation will have a choice as to whether or not it wants to offset the fair values of its collateral received/pledged against the fair value of the related derivative instruments. The guidance in this FSP will be effective as of January 1, 2008, with earlier application permitted. The Corporation has historically presented all of its derivative positions and related collateral on a gross basis. Management is pursuing master netting agreements with its major derivative counterparties which would enable netting of derivative positions under FIN 39, as amended by FSP 39-1. Subject to master netting agreements being in place, management plans to adopt a net presentation for its offsetting derivative positions and related cash collateral effective January 1, 2008.
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
On September 1, 2007, the Corporation completed its acquisition of MAF Bancorp, Inc. (MAF), a banking company operating 82 branches throughout Chicago and Milwaukee and surrounding areas. Under the terms of the agreement, each share of MAF common stock was exchanged for 1.9939 shares of National City common stock. Approximately 67 million shares of National City common stock were issued in conjunction with this transaction. The common shares issued were valued at $27.16 per share, representing the average of closing market prices for two days prior and subsequent to the date the exchange ratio was finalized. The total cost of the transaction was $1.8 billion, and included $35 million for the fair value of stock options exchanged.
Assets and liabilities of acquired entities are recorded on the Consolidated Balance Sheet at estimated fair values as of respective acquisition dates, and the results of acquired entity operations are included in the Consolidated Statement of Income from those dates. The fair values of acquired assets and liabilities, including identifiable intangible assets, are finalized as quickly as possible following an acquisition. The purchase price allocations for Harbor and Fidelity are substantially complete. As of September 30, 2007, elements of the MAF purchase price allocation which were not yet finalized included fair values assigned to acquired real property, other identifiable intangible assets, certain assumed benefit plan obligations and various other matters. The Corporation is awaiting the results of third-party valuations and other information to finalize the fair values of these acquired assets and liabilities. The Corporation expects to substantially complete these purchase price allocations during the fourth quarter of 2007. Valuations are subject to revision, however, as additional information becomes available and exit plans are finalized. Purchase accounting adjustments determinable within 12 months of acquisition date result in adjustments to goodwill.
The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocation and resulting goodwill recorded to date for recent acquisitions.

(In Thousands)	Harbor	Fidelity	MAF

Purchase price	$1,080,145	$1,034,828	$1,844,522
Carrying value of net assets acquired	(344,162)	(269,008)	(698,718)

Excess of purchase price over carrying value of net assets acquired	735,983	765,820	1,145,804
Purchase accounting adjustments
Securities	9,699	(531)	965
Loans	(29,852)	(52,929)	(9,770)
Loans Held for Sale	—	—	(914)
Premises and equipment	(26,643)	(38,384)	15,852
Mortgage servicing rights	(3,253)	(3,749)	(18,374)
Other assets	(9,039)	(440)	19,991
Deposits	(1,244)	(1,416)	(5,013)
Borrowings	(769)	2,854	(2,628)
Severance and exit costs	11,236	31,612	45,426
Other liabilities	24,471	22,663	6,345
Deferred taxes	28,353	66,127	38,157

Subtotal	738,942	791,627	1,235,841

Core deposit intangibles	(36,935)	(84,972)	(154,103)
Other identifiable intangible assets	(9,108)	(2,060)	—

Goodwill	$692,899	$704,595	$1,081,738

The following table summarizes the estimated fair value of net assets acquired related to recent acquisitions.

(In Thousands)	Harbor	Fidelity	MAF

Assets
Cash and cash equivalents	$242,124	$142,483	$141,860
Federal funds sold	—	—	107,709
Securities	389,869	628,068	1,820,853
Loans, net of allowance for loan losses	2,638,892	3,569,353	7,074,697
Premises and other equipment	88,177	132,811	149,533
Goodwill and other intangibles	738,942	791,627	1,235,841
Mortgage servicing rights	4,741	7,074	37,480
Other assets	63,206	95,096	339,999

Total Assets	4,165,951	5,366,512	10,907,972

Liabilities
Deposits	2,389,861	3,375,712	7,348,582
Borrowings	614,680	763,931	1,473,782
Other liabilities	81,265	192,041	241,086

Total Liabilities	3,085,806	4,331,684	9,063,450

Fair value of net assets acquired	$1,080,145	$1,034,828	$1,844,522

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Corporation as if the Pioneer, Harbor, Fidelity and MAF acquisitions had occurred as of the beginning of 2006 and 2007, respectively.

	Three Months Ended		Nine Months Ended
(In Thousands)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net interest income	$1,133,107	$1,254,080	$3,436,707	$3,813,558
Provision for credit losses	361,544	75,013	618,309	165,089

Net interest income after provision for credit losses	771,563	1,179,067	2,818,398	3,648,469
Noninterest income	638,736	913,298	2,068,690	2,421,569
Noninterest expense	1,436,993	1,311,081	3,913,311	3,900,834

(Loss) Income before income tax (benefit) expense	(26,694)	781,284	973,777	2,169,204
Income tax (benefit) expense	(17,969)	243,803	299,796	685,940

Net (Loss) Income	$(8,725)	$537,481	$673,981	$1,483,264

Net (Loss) Income Per Common Share
Basic	$(.01)	$.75	$1.02	$2.07
Diluted	(.01)	.74	1.01	2.03
Average Common Shares Outstanding
Basic	632,558,681	712,958,344	656,855,601	717,430,631
Diluted	638,524,069	724,398,700	666,120,642	728,816,678

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
Divestitures: On December 30, 2006, the Corporation completed the sale of its First Franklin nonconforming mortgage origination network and related servicing platform. The Corporation recognized a pretax gain of $984 million or $622 million after tax on this transaction. The purchase price and the resulting gain are subject to adjustment based on the closing date values of assets and liabilities sold, as well as other negotiated matters. The amount of such adjustment, if any, is not determinable at this time. Refer to Note 21 for further discussion regarding potential purchase price adjustments.
4. Restructuring Charges
Restructuring programs consist of our Best in Class initiative, acquisition and divestiture related activities as well as other strategic initiatives including as our recent downsizing of our mortgage operations.
Best In Class is a series of projects designed to drive long-term performance improvement and cultural change. Restructuring costs related to the program include employee severance, lease exits, contract terminations, asset impairment, and other items. The Corporation did not recognize any significant costs related to Best In Class during the three-month periods ended September 30, 2007 and September 30, 2006. Restructuring charges for the nine months ended September 30, 2007 and September 30, 2006 were $1 million and $7 million, respectively. The charges were primarily related to severance benefits. Charges recognized since the inception of the program total $77 million, substantially all recorded within the Parent and Other segment. As of September 30, 2007, payments related to the Best In Class restructuring liability are scheduled to occur through August 2008 for severance benefits and through December 2010 for lease obligations on vacated facilities.
The Corporation has also implemented restructuring plans related to the integration of recently acquired entities. These plans are formulated prior to each acquisition. Costs incurred for acquisition-related employee terminations consist of severance, retention, and outplacement benefits. Severance and outplacement benefit costs are recognized in the allocation of the purchase price to acquired assets and liabilities. Retention benefits are recorded to salaries expense over the required service period. Exit and termination costs relating to the exit of certain businesses, facility leases, and other contract termination costs are also recognized in the allocation of the purchase price to acquired assets and liabilities. The activity shown in the table below includes severance and restructuring costs associated with the MAF Bancorp acquisition completed on September 1, 2007.

During the three-month periods ended September 30, 2007 and September 30, 2006, the Corporation recorded expense of $26 million and $14 million, respectively. The 2007 charges are primarily related to severance and other restructuring costs for downsizing our mortgage operations. In the third quarter a year ago, the charges primarily reflect severance and other employee-related termination costs related to acquisitions and divestitures. Restructuring costs for the nine-month periods ended September 30, 2007 and September 30, 2006 totaled $36 million and $19 million, respectively. The three and nine-month periods ended September 30, 2007 included acquisition-related retention benefits expense of $3 million and $5 million, respectively. The three- and nine-month periods ended September 30, 2006 included divestiture-related retention benefits expense of $3 million. Payments will continue to be made for acquisition-related restructuring plan costs through 2010 for severance benefits and 2013 for lease obligations on vacated facilities.
Severance and other employee-related restructuring costs not associated with acquisitions are recorded in salaries, benefits and other personnel costs in the income statement. Other restructuring costs, which consist primarily of consulting and lease exit costs unrelated to acquisitions, are recorded in third-party services and other noninterest expense, respectively, in the income statement.
Activity in the severance and restructuring liability for the three- and nine-month periods ended September 30, 2007 and 2006 is presented in the following table. Severance costs shown below include those costs incurred in the normal course of business. The majority of severance and other termination expenses are recorded as unallocated corporate charges within the Parent and Other segment. However, for the three and nine months ended September 30, 2007, severance and other employee-related costs of $19 million were recorded within the Mortgage Banking segment.

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
		Best In	Acquisitions		Best In	Acquisitions
(In Thousands)	Total	Class	and Other	Total	Class	And Other

Beginning balance	$52,185	$10,749	$41,436	$72,604	$15,219	$57,385
Severance and other employee related costs:
Charged to expense	25,957	(76)	26,033	37,428	1,240	36,188
Recognized in purchase price allocation	47,111	—	47,111	62,373	—	62,373
Payments	(19,212)	(1,263)	(17,949)	(64,848)	(5,769)	(59,079)
Exit costs, contract terminations and other:
Charged to expense	1,902	(3)	1,905	3,029	43	2,986
Recognized in purchase price allocation	7,753	—	7,753	15,799	—	15,799
Payments	(4,027)	(150)	(3,877)	(14,716)	(1,476)	(13,240)

Ending balance	$111,669	$9,257	$102,412	$111,669	$9,257	$102,412

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
		Best In	Acquisitions		Best In	Acquisitions
(In Thousands)	Total	Class	and Other	Total	Class	And Other

Beginning balance	$60,564	$24,289	$36,275	$87,853	$47,690	$40,163
Severance and other employee related costs:
Charged to expense	12,135	(1,688)	13,823	24,657	5,535	19,122
Recognized in purchase price allocation	(136)	—	(136)	(379)	—	(379)
Payments	(11,932)	(6,061)	(5,871)	(47,048)	(34,482)	(12,566)
Exit costs, contract terminations and other:
Charged to expense	257	257	—	1,944	1,944	—
Recognized in purchase price allocation	—	—	—	1,142	—	1,142
Payments	(1,756)	(761)	(995)	(9,037)	(4,651)	(4,386)

Ending balance	$59,132	$16,036	$43,096	$59,132	$16,036	$43,096

During the fourth quarter of 2007, the Corporation expects to incur additional severance related expense of approximately $40 million related to company-wide workforce reductions. The majority of these costs are expected to be recorded within the Parent and Other segment.
5.  Securitization Activity
The Corporation has securitized pools of credit card, automobile, and Small Business Administration (SBA) loans. Recent securitization activities are described below.

Credit Card: In the first quarter of 2007, the Corporation securitized a $425 million pool of credit card receivables (Series 2007-1) following the maturity of its Series 2002-1 securitization. A pretax gain of approximately $2 million was recognized on this transaction within loan sale revenue. Retained interests of $31 million were recognized at the date of sale. Retained interests included a seller’s interest in the loans, accrued interest, and an interest-only strip. The initial carrying values were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The fair value of the interest-only strip was estimated by discounting the projected future cash flows of this security. The Corporation retained the right to service these loans. Servicing fees to be received approximated the current market rate for servicing fees; therefore, no servicing asset or liability was recognized. Transaction costs of $2 million were capitalized and are being amortized over the revolving period of this securitization of four years.
In the first quarter of 2006, the Corporation securitized a $425 million pool of credit card receivables (Series 2006-1) following the maturity of its Series 2001-1 securitization. A pretax gain of $2 million was recognized on this transaction within loan sale revenue. Retained interests in these loans of $28 million were recognized at the date of sale. Retained interests included a seller’s interest in the loans, accrued interest, and an interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The fair value of the interest-only strip was estimated by discounting the projected future cash flows of this security. The Corporation has also retained the right to service these loans. Servicing fees to be received approximated the current market rate for servicing fees; therefore, no servicing asset or liability was recognized. Transaction costs associated with this revolving-term securitization of $1 million were capitalized and are being amortized over the revolving period of this securitization of four years.
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

A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows:

			Three Months Ended		Nine Months Ended
	As of September 30, 2007		September 30, 2007		September 30, 2007
		Loans Past
		Due 30
	Principal	Days or	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,946.0	$114.6	$2,884.1	$28.4	$2,734.2	$85.9
Automobile	929.1	25.4	1,029.2	2.4	1,254.6	8.1
SBA	181.2	11.8	194.9	—	213.1	—

Total loans managed or securitized	4,056.3	151.8	4,108.2	30.8	4,201.9	94.0
Less loans securitized:
Credit Card	1,450.0	50.1	1,450.0	14.4	1,328.6	39.7
Automobile	839.2	19.5	922.2	2.4	1,118.5	8.5
SBA	181.2	11.8	194.9	—	213.1	—
Less loans held for securitization:
Credit Card	—	—	—	—	121.4	—

Loans held in portfolio	$1,585.9	$70.4	$1,541.1	$14.0	$1,420.3	$45.8

			Three Months Ended		Nine Months Ended
	As of September 30, 2006		September 30, 2006		September 30, 2006
		Loans Past
		Due 30
	Principal	Days or	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,439.3	$106.6	$2,408.3	$24.5	$2,374.0	$68.1
Automobile	1,896.0	39.9	2,053.5	3.8	2,411.1	12.6
SBA	159.0	27.8	97.8	—	64.3	—

Total loans managed or securitized	4,494.3	174.3	4,559.6	28.3	4,849.4	80.7
Less loans securitized:
Credit Card	1,450.0	56.7	1,450.0	14.8	1,313.1	35.7
Automobile	1,668.2	25.3	1,801.2	4.4	2,133.5	11.4
SBA	159.0	27.8	97.8	—	64.3	—
Less loans held for securitization:
Credit Card	—	—	—	—	137.0	—

Loans held in portfolio	$1,217.1	$64.5	$1,210.6	$9.1	$1,201.5	$33.6

Certain cash flows received from the securitization trusts follow:

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	Credit			Credit
(In Millions)	Card	Automobile	SBA	Card	Automobile	SBA

Proceeds from new securitizations	$—	$—	$—	$425.0	$—	$—
Proceeds from collections reinvested in previous securitizations	810.7	—	—	2,230.1	—	—
Servicing fees received	7.3	2.4	—	20.0	8.6	—
Other cash flows received on interests that continue to be held	22.5	1.1	.6	59.5	4.2 1	.9
Proceeds from sales of previously charged-off accounts	.5	—	—	2.7	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	—

	Three Months Ended				Nine Months Ended
	September 30, 2006				September 30, 2006
	Credit			Credit		Home
(In Millions)	Card	Automobile	SBA	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$—	$—	$130.1	$425.0	$—	$—	$130.1
Proceeds from collections reinvested in previous securitizations	874.9	—	—	2,334.8	—	—	—
Servicing fees received	7.3	4.6	—	19.6	16.2	—	—
Other cash flows received on interests that continue to be held	28.7	2.7	.3	65.2	27.7	—	.9
Proceeds from sales of previously charged-off accounts	.4	—	—	4.4	—	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	.1	—

The Corporation holds certain interests in securitized credit card and automobile loans consisting of interest-only strips and servicing assets. The table below presents the weighted-average assumptions used to measure the fair values of these retained interests as of September 30, 2007. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

		Weighted-	Variable	Monthly	Expected
		Average	Annual	Principal	Annual	Annual
	Fair	Life	Coupon Rate to	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)	Investors	Rate	Losses	Rate	Yield

Credit Card Loans
Interest-only strips	$5.7	3.2	5.20%	18.68%	4.20%	15.00%	12.98%
Decline in fair value of 10% adverse change			$2.0	$0.4	$1.6	$—	$4.8
Decline in fair value of 20% adverse change			3.8	0.7	3.1	—	5.6

		Weighted-	Monthly	Expected
		Average	Prepayment	Cumulative	Annual	Weighted-
	Fair	Life	Speed	Credit	Discount	Average
(Dollars in Millions)	Value	(in months)	(% ABS)(a)	Losses	Rate	Coupon

Automobile Loans
Interest-only strip	$13.8	4.0	1.26%	1.66%	12.00%	7.02%
Decline in fair value of 10% adverse change			$—	$2.6	$0.2	$3.8
Decline in fair value of 20% adverse change			—	5.9	0.4	6.1
Servicing asset(b)	$4.9	6.8	1.26%	1.66%	10.13%	7.02%
Decline in fair value of 10% adverse change			$0.3	$—	$—	$—
Decline in fair value of 20% adverse change			0.6	—	0.1	—

(a)	Absolute prepayment speed.

(b)	Carrying value of servicing asset at September 30, 2007 was $3 million.
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
Lease Financings: Lease financings, included in portfolio loans on the Consolidated Balance Sheet, consist of direct financing and leveraged leases of commercial and other equipment, primarily computers and office equipment, manufacturing and mining equipment, commercial trucks and trailers, airplanes, medical, construction, data processing, along with retail automobile lease financings. Commercial equipment lease financings are included in commercial leases, while automobile lease financings are included in other consumer loans. The Corporation no longer originates automobile leases; accordingly, the retail portfolio will run off over time as the leases expire and the automobiles are sold.
A summary of lease financings by type follows:

	September 30	December 31	September 30
(In Thousands)	2007	2006	2006

Commercial
Direct financings	$4,241,453	$3,868,271	$3,591,651
Leveraged leases	157,793	214,669	220,005

Total commercial lease financings	4,399,246	4,082,940	3,811,656
Consumer
Retail automobile lease financings	179,412	299,704	326,982

Total net investment in lease financings	$4,578,658	$4,382,644	$4,138,638

The components of the net investment in lease financings by type follow:

	September 30	December 31	September 30
(In Thousands)	2007	2006	2006

Commercial
Lease payments receivable	$4,660,348	$4,260,255	$3,926,052
Estimated residual value of leased assets	387,822	408,809	417,463

Gross investment in commercial lease financings	5,048,170	4,669,064	4,343,515
Unearned income	(648,924)	(586,124)	(531,859)

Total net investment in commercial lease financings	$4,399,246	$4,082,940	$3,811,656

Consumer
Lease payments receivable	$53,916	$117,176	$140,667
Estimated residual value of leased assets	133,449	201,723	210,341

Gross investment in consumer lease financings	187,365	318,899	351,008
Unearned income	(7,953)	(19,195)	(24,026)

Total net investment in consumer lease financings	$179,412	$299,704	$326,982

A rollforward of the residual value component of lease financings by type follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Commercial
Beginning balance	$378,076	$466,211	$408,809	$482,049
Additions	32,563	19,167	91,645	56,017
Runoff	(22,817)	(67,915)	(112,632)	(113,923)
Write-downs	—	—	—	(6,680)

Ending balance	$387,822	$417,463	$387,822	$417,463

Consumer
Beginning balance	$162,649	$218,912	$201,723	$231,582
Runoff	(29,200)	(8,571)	(68,274)	(21,241)

Ending balance	$133,449	$210,341	$133,449	$210,341

Equipment Leased to Others: Equipment leased to others represents equipment owned by National City that is leased to customers under operating leases. Commercial equipment includes aircraft and other transportation, manufacturing, construction, data processing, medical, and office equipment leased to commercial customers while consumer equipment consists of automobiles leased to retail customers. The totals below also include the carrying value of any equipment previously leased to customers under either operating or financing leases that are in the process of being either re-leased or sold.
A summary of the net carrying value of equipment leased to others by type follows:

	September 30	December 31	September 30
(In Thousands)	2007	2006	2006

Commercial
Cost	$564,298	$616,787	$590,001
Accumulated depreciation	(187,454)	(151,358)	(148,346)

Net carrying value of commercial leased equipment	376,844	465,429	441,655
Consumer
Cost	37,611	160,430	221,054
Accumulated depreciation	(7,049)	(52,907)	(68,406)

Net carrying value of consumer leased equipment	30,562	107,523	152,648

Total net carrying value of equipment leased to others	$407,406	$572,952	$594,303

7.  Loans, Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
Total portfolio loans outstanding were recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments associated with acquired loans of $429 million, $387 million, and $355 million, at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. Loans held for sale are recorded at lower of cost or market on an aggregate basis by loan type. The valuation allowance recognized to reduce the carrying value of mortgage loans held for sale to fair value was $45 million at September 30, 2007, $65 million at December 31, 2006, and $16 million at September 30, 2006.

The Corporation has the option to repurchase certain delinquent loans that were sold in prior periods. The Corporation has recognized these loans and the related repurchase obligation on its balance sheet as follows:

	September 30	December 31	September 30
(In Millions)	2007	2006	2006

Residential real estate portfolio loans	$287	$297	$269
Commercial real estate loans held for sale	7	8	15

Other borrowed funds	$294	$305	$284

To provide for probable losses in the loan portfolio, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments.
Activity in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Balance at beginning of period	$1,135,766	$989,405	$1,131,175	$1,094,047
Provision for credit losses	368,763	69,598	635,271	163,486
Charge-offs:
Commercial	17,061	31,137	43,537	56,243
Commercial leases	8,872	5,614	46,005	54,122
Commercial construction	10,364	1,880	20,352	4,302
Commercial real estate	6,991	1,994	12,621	13,777
Residential real estate	71,430	81,949	194,610	174,077
Home equity lines of credit	33,505	19,637	76,782	55,674
Credit cards and other unsecured lines of credit	28,749	20,134	91,614	68,074
Other consumer	12,595	12,138	39,942	48,803

Total charge-offs	189,567	174,483	525,463	475,072
Recoveries:
Commercial	5,051	7,079	15,794	26,312
Commercial leases	3,594	7,254	15,267	14,532
Commercial construction	23	166	(54)	769
Commercial real estate	4,168	2,684	9,425	5,744
Residential real estate	20,355	23,515	47,231	53,725
Home equity lines of credit	7,216	4,786	20,829	13,398
Credit cards and other unsecured lines of credit	2,885	2,946	11,734	12,941
Other consumer	5,284	8,645	19,555	33,760

Total recoveries	48,576	57,075	139,781	161,181
Net charge-offs	140,991	117,408	385,682	313,891
Other(a)	9,341	(9,537)	(7,885)	(11,584)

Balance at end of period	$1,372,879	$932,058	$1,372,879	$932,058

(a)	Includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and in 2007, reinsurance claims paid to third parties.
The Corporation’s insurance subsidiary provides reinsurance to a third party who provides the primary mortgage insurance on certain portfolio loans. Under this arrangement, National City assumes a 50% pro rata share of credit losses on the insured portfolio loans subject to certain limits. The provision for credit losses included expected reinsurance losses associated with insured nonconforming mortgage loans of $15 million and $8 million for the three months ended September 30, 2007 and 2006, respectively. On a year-to-date basis, the provision for credit losses included $33 million in 2007 and $14 million in 2006 for reinsurance losses.
Activity in the allowance for losses on lending-related commitments follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Balance at beginning of period	$61,445	$76,673	$77,986	$83,601
Net provision for credit losses on lending-related commitments	(7,219)	3,334	(23,760)	(3,594)

Balance at end of period	$54,226	$80,007	$54,226	$80,007

Nonperforming loans totaled $861 million, $500 million, and $470 million as of September 30, 2007, December 31, 2006, and September 30, 2006, respectively. For loans classified as nonperforming at September 30, 2007, the contractual interest due and actual interest recognized on those loans during the nine months ended September 30, 2007 was $61 million and $13 million, respectively.
Impaired loans, as defined under SFAS 114, are included in nonperforming loans. Average impaired loans for the first nine months of 2007 and 2006 totaled $200 million and $154 million, respectively. During the first nine months of 2007 and 2006, interest recognized on impaired loans while they were considered impaired was not material. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The following table presents details on the allowance for loan losses related to impaired loans.

	September 30	December 31	September 30
(In Thousands)	2007	2006	2006

Impaired loans with an associated allowance	$245,768	$118,127	$77,410
Impaired loans without an associated allowance	88,007	71,360	84,525

Total impaired loans	$333,775	$189,487	$161,935

Allowance for loan losses allocated to impaired loans	$54,863	$29,545	$21,728

8.  Securities
Securities available for sale follow:

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

September 30, 2007
U.S. Treasury	$1,057,063	$11,626	$1,469	$1,067,220
Federal agency	286,812	3,592	451	289,953
Mortgage-backed securities	6,801,013	24,845	69,571	6,756,287
Asset-backed and corporate debt securities	213,961	593	3,207	211,347
States and political subdivisions	429,030	4,105	852	432,283
Other	205,667	14,734	760	219,641

Total securities	$8,993,546	$59,495	$76,310	$8,976,731

December 31, 2006
U.S. Treasury	$1,051,590	$8,872	$12,001	$1,048,461
Federal agency	250,054	2,458	1,589	250,923
Mortgage-backed securities	5,305,629	41,119	51,919	5,294,829
Asset-backed and corporate debt securities	174,829	2,188	20	176,997
States and political subdivisions	499,563	7,205	972	505,796
Other	221,327	10,834	347	231,814

Total securities	$7,502,992	$72,676	$66,848	$7,508,820

September 30, 2006
U.S. Treasury	$1,055,170	$11,585	$9,930	$1,056,825
Federal agency	189,265	2,439	1,854	189,850
Mortgage-backed securities	5,761,889	37,112	77,672	5,721,329
Asset-backed and corporate debt securities	193,650	2,117	21	195,746
States and political subdivisions	530,707	9,329	973	539,063
Other	190,260	13,719	627	203,352

Total securities	$7,920,941	$76,301	$91,077	$7,906,165

Other securities included retained interests from securitizations as well as equity securities.

The following table presents the age of gross unrealized losses and associated fair value by investment category.

	September 30, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	—	—	$360,870	$1,469	$360,870	$1,469
Federal agency	—	—	55,442	451	55,442	451
Mortgage-backed securities	$1,742,736	$19,678	2,056,795	49,893	3,799,531	69,571
Asset-backed securities	140,473	3,199	1,972	8	142,445	3,207
States and political subdivisions	22,056	136	47,472	716	69,528	852
Other	22,634	619	8,021	141	30,655	760

Total	$1,927,899	$23,632	$2,530,572	$52,678	$4,458,471	$76,310

Securities available for sale are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment including the severity of loss, the creditworthiness of the issuer, the length of time the fair value has been below cost, and management’s intent and ability to hold the security for the time necessary to recover the amortized cost, taking into consideration balance sheet management strategies and management’s market view and outlook. At September 30, 2007, management concluded that none of the individual unrealized losses represented an other-than-temporary impairment as management attributes the declines in value to changes in market interest rates, not credit quality or other factors, and management had the intent and ability to hold these securities for the time necessary to recover the amortized cost. The majority of the losses related to securities issued by the U.S. government or government-sponsored agencies and other investment-grade issuers.
At September 30, 2007, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $7.8 billion. At September 30, 2007, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.
For the nine months ended September 30, 2007 and 2006, gross securities gains of $32 million and $16 million, respectively, were recognized, while gross securities losses were $6 million and $3 million, respectively.
9.  Trading Assets and Liabilities
Securities, loans, and derivative instruments are classified as trading when they are entered into for the purpose of making short-term profits or to provide risk management products to customers. Certain securities used to manage risk related to mortgage servicing assets are also classified as trading securities. All trading instruments are carried at fair value. Trading securities primarily include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, and corporate bonds. Trading loans include the guaranteed portion of Small Business Administration loans and syndicated commercial loans held for distribution to others. Trading securities and loans are classified within other investments on the balance sheet. Trading derivative instruments principally represent interest-rate swap and option contracts and foreign currency futures and forward contracts entered into to meet the risk management needs of commercial banking customers. The fair values of trading derivatives are included in derivative assets and derivative liabilities on the balance sheet. Further detail on derivative instruments is included in Note 24. Trading liabilities also include securities sold short, which are obligations to purchase securities that have already been sold to other third parties. Liabilities for securities sold short are classified within borrowed funds on the balance sheet.
The following table presents the fair values of trading assets and liabilities.

	September 30	December 31	September 30
(In Thousands)	2007	2006	2006

Trading assets:
Securities	$962,558	$447,031	$332,098
Loans	135,142	213,514	319,686
Derivative instruments	152,739	118,962	126,906

Total trading assets	$1,250,439	$779,507	$778,690

Trading liabilities:
Securities sold short	$34,854	$52,122	$33,967
Derivative instruments	127,906	97,585	95,563

Total trading liabilities	$162,760	$149,707	$129,530

Trading revenue includes both net interest income from trading securities, loans, and securities sold short, and gains and losses from changes in the fair value of trading instruments. Gains and losses on trading instruments are included either within loan servicing revenue, brokerage revenue, or other income on the income statement. Total revenue from trading activities was as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Net interest income	$7,859	$12,892	$20,041	$38,860
Gains (losses) in noninterest income:
Securities and securities sold short	9,872	717	(3,639)	6,738
Loans	(6,927)	(1,752)	(6,465)	(13,516)
Derivative instruments	(2,927)	4,277	5,637	15,979

Subtotal	18	3,242	(4,467)	9,201

Total net trading (loss) revenue	$7,877	$16,134	$15,574	$48,061

10.  Principal Investments
The principal investment portfolio includes direct investments in private and public companies, as well as indirect investments in private equity funds which are managed by third parties. The direct portfolio consists of investments in the consumer, retail, manufacturing, automotive, commercial services, healthcare, commercial/industrial distribution, and building products industries with the largest industry, manufacturing, constituting approximately 13% of the total principal investment portfolio. The indirect portfolio is diversified according to the terms of the fund’s agreement and the general partner’s direction. Principal investments are classified within other investments on the balance sheet. A rollforward of principal investments follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Direct Investments:
Carrying value at beginning of period	$339,496	$326,121	$311,218	$316,974
Investments — new fundings	31,896	13,058	65,304	43,876
Returns of capital and write-offs	(3,757)	(27,668)	(14,932)	(40,558)
Fair value adjustments	(3,750)	—	2,295	(8,781)

Carrying value at end of period	$363,885	$311,511	$363,885	$311,511

Indirect Investments:
Carrying value at beginning of period	$371,547	$354,824	$354,278	$343,864
Investments — new fundings	18,752	20,225	63,466	63,119
Returns of capital and write-offs	(15,931)	(22,191)	(42,881)	(54,332)
Fair value adjustments	(86)	224	(581)	431

Carrying value at end of period	$374,282	$353,082	$374,282	$353,082

Total Principal Investments:
Carrying value at beginning of period	$711,043	$680,945	$665,496	$660,838
Investments — new fundings	50,648	33,283	128,770	106,995
Returns of capital and write-offs	(19,688)	(49,859)	(57,813)	(94,890)
Fair value adjustments	(3,836)	224	1,714	(8,350)

Carrying value at end of period	$738,167	$664,593	$738,167	$664,593

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Principal investment revenue(a)	$7,285	$6,883	$20,375	$20,266

Net principal investment gains(b)	24,103	30,270	54,090	88,525

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

11.  Goodwill and Other Intangible Assets
The carrying value of goodwill was $5.6 billion, $3.8 billion, and $3.3 billion at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. During 2007, the Corporation completed acquisitions of MAF Bancorp, Inc and Fidelity Bankshares, Inc. which increased goodwill by $1.1 billion and $705 million, respectively. The goodwill associated with these acquisitions was allocated to the Corporation’s segments as shown in the table below. Retail Banking received the largest allocation of goodwill. The fair value of the business added by each acquisition to the segments shown below was estimated based on generally accepted valuation techniques including discounted projected cash flows, earnings multiples, and comparable transactions. Refer to Note 3 for further discussion on recent acquisitions.
A rollforward of goodwill by line of business for the nine months ended September 30, 2007 follows:

	January 1	Goodwill	Impairment	September 30
(In Thousands)	2007	Adjustments(a)	Losses	2007

Retail Banking	$1,501,931	$1,244,337	$—	$2,746,268
Commercial Banking – Regional	1,671,003	409,019	—	2,080,022
Commercial Banking – National	336,897	12,109	—	349,006
Mortgage Banking	76,031	106,855	—	182,886
Asset Management	230,049	36,779	—	266,828
Parent and Other	—	—	—	—

Total	$3,815,911	$1,809,099	$—	$5,625,010

(a)	Represents goodwill associated with acquisitions, purchase accounting adjustments, as well as the realignment of goodwill among segments.
No impairment of goodwill was recognized in either of the nine months ended September 30, 2007 or 2006. The Corporation completed its most recent annual goodwill impairment test as of November 30, 2006. During the third quarter of 2007, the mortgage markets experienced unprecedented disruption resulting in limited to no ability to sell certain types of mortgage and home equity loans. Due to these adverse market conditions, an interim impairment test was performed of goodwill allocated to the Mortgage Banking segment as of August 31, 2007. The fair value of this business was estimated by use of observable market prices for a comparable public company. As the estimated fair value exceeded carrying value; no impairment of goodwill was required.
Finite-lived intangible assets capitalized on the balance sheet include core deposit, credit card and other intangibles. Recent acquisitions added $239 million of core deposit intangibles and $11 million of other intangibles in 2007. The amortization periods for newly capitalized intangibles are ten years for core deposits and one to ten years for other intangibles. A summary of these intangible assets follows:

	September 30	December 31	September 30
(In Thousands)	2007	2006	2006

Core deposit intangibles
Gross carrying amount	$475,692	$239,289	$202,354
Less: accumulated amortization	124,326	85,876	77,494

Net carrying amount	351,366	153,413	124,860

Credit card intangibles
Gross carrying amount	6,310	7,699	7,699
Less: accumulated amortization	3,993	2,914	2,631

Net carrying amount	2,317	4,785	5,068

Other intangibles
Gross carrying amount	73,098	62,183	60,072
Less: accumulated amortization	50,827	36,733	32,597

Net carrying amount	22,271	25,450	27,475

Total finite-lived intangibles
Gross carrying amount	555,100	309,171	270,125
Less: accumulated amortization	179,146	125,523	112,722

Net carrying amount	$375,954	$183,648	$157,403

Amortization expense on finite-lived intangible assets totaled $20 million and $12 million for the three months ended September 30, 2007 and 2006, respectively. Amortization expense on finite-lived intangible assets totaled $56 million and $38 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization expense on finite-lived intangible assets is expected to total $80 million, $69 million, $57 million, $47 million, and $37 million for fiscal years 2008 through 2012, respectively.

12. Servicing Assets
The Corporation has obligations to service residential mortgage loans, commercial real estate loans, automobile loans, and other consumer loans. Classes of servicing assets are identified based on loan type and the method of managing the risks associated with these assets. A description of the various classes of servicing assets follows.
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
On December 30, 2006, the First Franklin nonconforming mortgage servicing platform and servicing rights valued at $223 million were sold.
Changes in the carrying value of MSRs, accounted for at fair value, follow:

	Three Months Ended September 30
(In Thousands)	2007	2006

Balance at beginning of period	$2,467,749	$2,541,250
Additions:
From loans sold with servicing retained	171,073	140,364
From acquisitions	37,480	—
Changes in fair value due to:
Time decay and payoffs(a)	(84,383)	(99,415)
All other changes in valuation inputs or assumptions(b)	(88,830)	(318,095)

Fair value of MSRs at end of period	$2,503,089	$2,264,104

	Nine Months Ended September 30
(In Thousands)	2007	2006

Balance at beginning of period	$2,094,387	$2,115,715
Cumulative effect of change in accounting	—	26,392
Additions:
From loans sold with servicing retained	452,833	396,930
From acquisitions	44,554	—
Subtractions from sales of servicing rights	—	(196)
Changes in fair value due to:
Time decay and payoffs(a)	(259,269)	(302,720)
Implementation of internal prepayment model	—	(55,983)
All other changes in valuation inputs or assumptions(b)	170,584	83,966

Fair value of MSRs at end of period	$2,503,089	$2,264,104

Unpaid principal balance of loans serviced for others (in millions)	$173,682	$190,828

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.

(b)	Represents MSR value change resulting primarily from market-driven changes in interest rates.
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
The key economic assumptions used in determining the fair value of MSRs capitalized during the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Weighted-average life (in years)	7.3	3.5	6.4	4.0
Weighted-average CPR	12.26%	30.50%	17.11%	27.07%
Spread over forward interest rate swap rates(a)	5.69	—	5.68	—
Weighted-average discount rate(b)	—	11.42	10.14	11.19

(a)	Spread for the months of May through September 2007. Utilized to discount the servicing cash flows.

(b)	Represents the weighted-average discount rate through April 2007.
The key economic assumptions used in determining the fair value of MSRs as of September 30, 2007 and 2006 were as follows:

	2007	2006

Weighted-average life (in years)	6.1	4.7
Weighted-average CPR	13.49%	18.86%
Spread over forward interest rate swap rates	5.61	—
Weighted-average discount rate	—	10.11

Commercial Real Estate Servicing Assets: Commercial real estate servicing assets are recognized upon selling commercial real estate loans into the secondary market, while retaining the obligation to service those loans, or from purchasing or assuming the right to service commercial real estate loans originated by others. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a quarterly basis. For purposes of the impairment analysis, management stratifies these servicing assets by loan type as well as by the term of the underlying loans. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to loan servicing revenue in the income statement. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on commercial real estate servicing assets recognized during the three or nine months ended September 30, 2007 or 2006.
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
Commercial real estate servicing assets are classified in other assets on the balance sheet. Changes in the carrying value of the commercial real estate servicing assets and the associated valuation allowance follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Commercial real estate servicing assets
Balance at beginning of period	$147,141	$145,922	$146,867	$138,408
Additions:
From loans sold with servicing retained	5,546	4,230	16,602	20,822
From assumptions of servicing	—	51	276	838
From purchases of servicing	1,989	1,470	3,710	2,312

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Subtractions:
Amortization	(5,564)	(5,133)	(18,259)	(15,724)
Sales	(612)	—	(696)	(116)

Carrying value before valuation allowance at end of period	148,500	146,540	148,500	146,540

Valuation allowance
Balance at beginning of period	(842)	(945)	(957)	(1,075)
Impairment (charges) recoveries	(73)	28	42	158

Balance at end of period	(915)	(917)	(915)	(917)

Net carrying value of servicing assets at end of period	$147,585	$145,623	$147,585	$145,623

Unpaid principal balance of commercial real estate loans serviced for others (in millions)	$17,170	$16,227

Fair value of servicing assets:
Beginning of period	$198,069	$190,595	$188,716	$163,182
End of period	192,386	191,390	192,386	191,390

The key economic assumptions used to estimate the fair value of these servicing assets as of September 30, 2007 and 2006 were as follows:

	2007	2006

Weighted-average life (in years)	8.0	8.5
Weighted-average discount rate	13.17%	13.37%

Other Consumer Loans: The Corporation also has servicing assets related to sales or securitizations of automobile loans and certain home equity loans and home equity lines of credit. These servicing assets are accounted for using the amortization method and are included in other assets on the balance sheet. The servicing asset related to securitized automobile loans was $3 million, $8 million, and $11 million as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively. The servicing asset related to home equity loans and lines of credit was $29 million, $22 million, and $15 million at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. No servicing asset or liability has been recognized related to the Corporation’s obligation to service credit card loans as the fee received for performing this service is deemed to approximate the amount that would be paid to fairly compensate a substitute servicer, should one be required.
Contractual Servicing Fees: Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan servicing revenue on the income statement.

	Three Months Ended September 30		Nine Months Ended September 30
(In Thousands)	2007	2006	2007	2006

Residential real estate	$134,585	$158,318	$391,319	$459,912
Credit card	25,527	20,116	72,618	78,472
Commercial real estate	8,056	8,102	28,007	23,650
Automobile	4,197	7,735	15,246	29,307
Home equity lines of credit	13,969	9,439	40,167	15,546
Home equity loans	4,388	1,184	11,099	1,601

Total contractual servicing fees	$190,722	$204,894	$558,456	$608,488

13. Properties and Equipment
The composition of properties and equipment follows:

	September 30	December 31	September 30
(In Thousands)	2007	2006	2006

Land	$363,696	$245,249	$206,980
Buildings and leasehold improvements	1,310,171	1,074,422	1,073,726
Equipment	1,102,528	1,058,034	1,197,995

	2,776,395	2,377,705	2,478,701
Less accumulated depreciation and amortization	1,124,645	975,555	1,152,940

Net properties and equipment	$1,651,750	$1,402,150	$1,325,761

Depreciation and amortization of properties and equipment, including assets recorded under capital leases, totaled $57 million and $189 million for the three and nine months ended September 30, 2007, respectively. Depreciation and amortization of properties and equipment, including assets recorded under capital leases, totaled $56 million and $180 million for the three and nine months ended September 30, 2006, respectively.
Adverse conditions in the mortgage markets led to the curtailment of certain mortgage products offered by the Corporation in the third quarter of 2007. As a result of these conditions, an impairment analysis was performed on software used to originate mortgage loans within the correspondent lending business. The fair value of this software was estimated using the expected future cash flows of this business. As this business did not have sufficient positive cash flows, this asset was deemed impaired. In addition, certain other mortgage-related software was disposed of due to changes in expected future mortgage production. As a result, the Corporation recognized a $43 million asset impairment charge for the quarter ending September 30, 2007. This charge was recorded within the Mortgage Banking segment.
14. Borrowed Funds
Detail of borrowed funds follows:

	September 30	December 31	September 30
(In Thousands)	2007	2006	2006

Commercial paper	$1,117,629	$811,842	$1,118,042
Federal Home Loan Bank advances	514,000	—	—
U.S. Treasury notes	340,000	433,829	2,429,819
Senior bank notes	86,400	—	60,000
Other	447,713	403,296	348,689

Total borrowed funds	$2,505,742	$1,648,967	$3,956,550

Weighted-average rate	4.66%	4.96%	5.05%

Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation. As of September 30, 2007, the entire balance had maturities of six months or less. Federal Home Loan Bank advances represent short-term borrowings with the Federal Home Loan Bank and mature within 11 months. U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At September 30, 2007, the entire balance of outstanding U.S. Treasury notes was callable on demand by the U.S. Treasury.
The other category at September 30, 2007, December 31, 2006, and September 30, 2006 included liabilities totaling $294 million, $305 million, and $284 million, respectively, related to mortgage loans available for repurchase under GNMA and FNMA loan sale programs. See further discussion in Note 1. The other category also included obligations totaling $55 million, $52 million, and $34 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively, related to securities sold short, which are obligations to purchase securities that have already been sold to other third parties. Some short sales are held for trading purposes, while others are used to economically hedge risk associated with other assets or liabilities. See further discussion in Note 9.
15. Long-Term Debt
The composition of long-term debt follows. This note excludes the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 16 for further discussion on these obligations.

	September 30	December 31	September 30
(In Thousands)	2007	2006	2006

3.20% senior notes due 2008	$296,459	$291,764	$290,583
3.125% senior notes due 2009	194,018	190,898	190,240
5.75% subordinated notes due 2009	301,003	302,550	303,248
Variable-rate senior note due 2009	600,000	—	—
Variable-rate senior note due 2010	299,925	299,908	299,901
4.90% senior notes due 2015	384,123	389,674	389,571
6.875% subordinated notes due 2019	753,091	764,052	766,317
8.375% senior note due 2032	—	69,960	69,245

Total holding company	2,828,619	2,308,806	2,309,105
Senior bank notes	14,232,317	18,580,239	20,125,989
Federal Home Loan Bank advances	5,900,189	1,998,923	1,887,499
7.25% subordinated notes due 2010	236,488	239,052	240,172
6.30% subordinated notes due 2011	209,698	208,065	208,716
7.25% subordinated notes due 2011	199,894	197,933	197,956
6.25% subordinated notes due 2011	307,681	310,214	311,022
6.20% subordinated notes due 2011	508,797	507,892	508,497
4.63% subordinated notes due 2013	294,812	295,326	295,265

	September 30	December 31	September 30
(In Thousands)	2007	2006	2006

5.25% subordinated notes due 2016	239,052	244,697	—
Variable-rate subordinated notes due 2016	249,605	249,486	—
Variable-rate subordinated notes due 2017	523,060	—	—
5.80% subordinated notes due 2017	429,105	—	—
4.25% subordinated notes due 2018	222,737	224,354	224,221
Repurchase agreements	320,651	—	—
Secured debt financings	46,796	31,067	26,969
Other	8,797	10,917	12,715

Total subsidiaries	23,929,679	23,098,165	24,039,021

Total long-term debt	$26,758,298	$25,406,971	$26,348,126

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
A summary of par values and weighted-average rates of long-term debt as of September 30, 2007, follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest-rate risk, amortization of discounts, and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-Average	Weighted-Average
(Dollars in Thousands)	Par Value	Contractual Rate	Effective Rate

Senior bank notes	$14,255,727	5.23%	5.40%
Subordinated notes	4,425,000	6.05	6.17
Senior notes	1,800,000	4.81	4.99
FHLB advances	5,883,531	5.24	5.43
Repurchase agreements	325,000	4.38	4.71
Secured debt financings	46,796	7.97	7.97
Other	8,797	6.09	6.09

Total long-term debt	$26,744,851	5.34%	5.47%

National City Bank has issued senior and subordinated bank notes. During 2007, National City Bank issued senior bank notes with a par value of $2.1 billion and subordinated bank notes with par values totaling $950 million. At September 30, 2007, senior bank notes totaling $1.9 billion were contractually based on a fixed rate of interest and $12.4 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2007 to 2078. All but two subordinated notes of National City Bank were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. The variable-rate subordinated note due 2016 is based on three-month LIBOR plus 35 basis points, resets quarterly, and was 6.04% at September 30, 2007. The variable-rate subordinated note due 2017 is based on three-month LIBOR plus 37 basis points, resets quarterly, and was 6.09% at September 30, 2007. National City acquired repurchase agreements as part of the MAF Bancorp acquisition, which at September 30, 2007, consisted of $100 million of fixed-rate obligations and $225 million of variable-rate obligations and have maturities ranging from 2008 to 2014.
The holding company has issued both senior and subordinated notes. All but two of the notes issued by the holding company are fixed rate. The $600 million variable-rate note due 2009 was issued during the first quarter of 2007. The interest rate on this note is based on three-month LIBOR plus 1.5 basis points, is reset quarterly, and was 5.603% at September 30, 2007. The interest rate on the variable-rate senior note due 2010 is based on three-month LIBOR plus 17 basis points, is reset quarterly and was 5.864% at September 30, 2007. The 8.375% senior note of the holding company was called on July 15, 2007. All remaining senior notes and subordinated notes of the holding company pay interest semi-annually and may not be redeemed prior to maturity.
At September 30, 2007, Federal Home Loan Bank (FHLB) advances consisted of $1.8 billion of fixed-rate obligations and $4.1 million of variable-rate obligations. The Corporation’s maximum remaining borrowing limit with the FHLB was $2.9 billion at September 30, 2007. The Corporation pledged $17.7 billion in residential real estate loans, $7.0 billion in home equity lines of credit, and $18 million in mortgage-backed securities as collateral against FHLB borrowings at September 30, 2007. FHLB advances have maturities ranging from 2007 to 2030.

16. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation
As of September 30, 2007, National City sponsored seven trusts, of which 100% of the common equity is owned by the Corporation, formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust which issued common securities to the Corporation and preferred capital securities to third-party investors. The capital securities of these trusts qualify as Tier I capital of the Corporation for regulatory purposes. On May 25, 2007 and August 30, 2007, the Corporation issued $500 million and $518 million of junior subordinated debentures, respectively.
The $500 million junior subordinated debentures owed to National City Capital Trust III bear interest at a fixed rate of 6.625%, payable quarterly in arrears. These debentures are redeemable at par plus accrued unpaid interest, in whole or in part, anytime after May 25, 2012, with the prior approval of the Federal Reserve Board. The $500 million junior subordinated debentures have a scheduled maturity date of May 25, 2047. Upon the scheduled maturity date, the Corporation will be required to refinance these debentures with securities that are treated as capital for regulatory purposes. If the Corporation is unable to refinance these securities, they will remain outstanding until their legal maturity date of May 25, 2067, and bear interest at a variable rate equal to one-month LIBOR plus 2.1263 basis points. These debentures rank pari-passu to the Corporation’s other junior subordinated debentures issued to National City Capital Trust II and IV, junior to the Corporation’s outstanding debt, and junior to its other outstanding junior subordinated debentures.
The $518 million junior subordinated debentures owed to National City Capital Trust IV bear interest at a fixed rate of 8.0%, payable quarterly in arrears. These debentures are redeemable at par plus accrued unpaid interest, in whole or in part, anytime after August 30, 2012, with the prior approval of the Federal Reserve Board. These debentures have a scheduled maturity date of September 15, 2047. Upon the scheduled maturity date, the Corporation will be required to refinance these debentures with securities that are treated as capital for regulatory purposes. If the Corporation is unable to refinance these securities, they will remain outstanding until their legal maturity date of August 30, 2067 and bear interest at a variable rate equal to one-month LIBOR plus 3.487 basis points. These debentures rank pari-passu to the Corporation’s junior subordinated debentures issued to National City Capital Trust II and III, junior to the Corporation’s outstanding debt, and junior to its other outstanding junior subordinated debentures.
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

	September 30	December 31	September 30
(In Thousands)	2007	2006	2006

6.625% junior subordinated debentures owed to National City Capital Trust II due November 15, 2036	$748,579	$752,681	$—
6.625% junior subordinated debentures owed to National City Capital Trust III due May 25, 2047	487,695	—	—
8.000% junior subordinated debentures owed to National City Capital Trust IV due September 15, 2047	518,327	—	—
Variable-rate junior subordinated debentures owed to MAF Bancorp Capital Trust II due September 15, 2035	38,245	—	—
Variable-rate junior subordinated debentures owed to MAF Bancorp Capital Trust I due June 15, 2035	32,777	—	—
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust III due November 23, 2034	32,153	—	—
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust II due January 23, 2034	23,493	—	—
9.85% junior subordinated debentures owed to Fort Wayne Capital Trust I redeemed April 15, 2007	—	30,928	30,928
Variable-rate junior subordinated debentures owed to Banc Services Corp. Statutory Trust I redeemed June 26, 2007	—	7,317	7,368
Variable-rate junior subordinated debentures owed to Forbes First Financial Statutory Trust I redeemed June 26, 2007	—	3,139	3,167
8.12% junior subordinated debentures owed to First of America Capital Trust I redeemed January 31, 2007	—	154,640	154,640
9.00% junior subordinated debentures owed to Allegiant Capital Trust II redeemed October 2, 2006	—	—	41,300
8.60% junior subordinated debentures owed to Provident Capital Trust I redeemed December 1, 2006	—	—	104,214

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$1,881,269	$948,705	$341,617

Distributions on the capital securities issued by National City Capital Trust II, III and IV are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Fidelity Capital Trust III are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.97 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust III was 7.46% at September 30, 2007. Distributions on the capital securities issued by Fidelity Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 2.85 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust II was 8.21% at September 30, 2007. Distributions on the capital securities issued by MAF Bancorp Capital Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.75 basis points, with no maximum interest rate. The interest rate associated with MAF Bancorp Capital Trust I was 7.44% at September 30, 2007. Distributions on the capital securities issued by MAF Bancorp Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 1.40 basis points, with no maximum interest rate. The interest rate associated with MAF Bancorp Capital Trust II was 7.09% at September 30, 2007.
The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are first redeemable, in whole or in part, by the Corporation as follows:

First Call Date

Fidelity Capital Trust II	January 23, 2009
Fidelity Capital Trust III	November 23, 2009
MAF Capital Bancorp Trust I	June 15, 2010
MAF Capital Bancorp Trust II	September 15, 2010
National City Capital Trust II	November 15, 2011
National City Capital Trust III	May 25, 2012
National City Capital Trust IV	August 30, 2012

The Corporation may only redeem or repurchase its junior subordinated notes payable owed to National City Capital Trust II, III and IV more than 10 years in advance of their legal maturity dates, subject to certain limitations. During the 180 days prior to the date of that redemption or repurchase, the Corporation must have received proceeds from the issuance of equity or hybrid securities that qualify as Tier 1 capital under the Federal Reserve’s capital guidelines. The Corporation will also be required to obtain approval of the Federal Reserve prior to the issuance of such securities. The current beneficiaries of this limitation are the holders of the Corporation’s 6.875% subordinated notes due 2019.
17. Regulatory Restrictions and Capital Ratios
The Corporation and its bank subsidiaries, National City Bank and MidAmerica Bank, are subject to various regulatory capital requirements of federal banking agencies that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on financial position and operations.
Regulatory and other capital measures follow:

	September 30		December 31		September 30
	2007		2006		2006
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity/assets	$13,842,851	8.98%	$14,581,003	10.40%	$12,901,823	9.34%
Total common equity/assets	13,842,851	8.98	14,581,003	10.40	12,901,823	9.34
Tangible common equity/tangible assets	7,841,887	5.29	10,581,444	7.77	9,404,789	6.99
Tier 1 capital	9,672,303	6.78	11,534,600	8.93	9,602,911	7.48
Total risk-based capital	14,801,621	10.37	15,704,502	12.16	13,215,466	10.30
Leverage	9,672,303	6.96	11,534,600	8.56	9,602,911	7.13

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
National City Corporation’s Tier 1, total risk-based capital, and leverage ratios for the current period are above the required minimum levels of 4.00%, 8.00%, and 3.00%, respectively. The capital levels at National City Bank and MidAmerica Bank are maintained at or above the well-capitalized minimums of 6.00%, 10.00%, and 5.00% for the Tier 1 capital, total risk-based capital, and leverage ratios, respectively, as defined under the regulatory framework for prompt corrective action.
National City Bank and MidAmerica Bank from time to time are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $22 million at September 30, 2007.
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
Dividends paid by a subsidiary banks to its parent company are also subject to certain legal and regulatory limitations. In 2007, subsidiary banks may pay dividends of $589 million, plus an additional amount equal to its net profits for 2007, as defined by statute, up to the date of any such dividend declaration, without prior regulatory approval.
18. Stockholders’ Equity
The number of authorized and outstanding shares of each class of the Corporation’s stock is shown in the following table.

	September 30	December 31	September 30
	2007	2006	2006

Preferred Stock, no par value, $100 liquidation value per share, authorized 5,000,000 shares	70,272	70,272	70,272
Common Stock, $4 par value, authorized 1,400,000,000 shares	633,345,384	632,381,603	601,875,473

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
Common Stock Repurchases: On April 24, 2007, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to all previous authorizations. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. During the first nine months of 2007 and 2006, the Corporation repurchased 45.7 million and 19.5 million shares, respectively under those authorizations. Repurchases under the October 24, 2005 and December 19, 2006 share repurchase authorizations have been completed. As of September 30, 2007, 37.7 million shares remain authorized for repurchase.
On January 25, 2007, the Corporation’s Board of Directors authorized a “modified Dutch auction” tender offer to purchase up to 75 million shares of its outstanding common stock, at a price range not greater than $38.75 per share nor less than $35.00 per share, for a maximum aggregate repurchase price of $2.9 billion. The tender offer expired on February 28, 2007, and on March 7, 2007, the Corporation accepted for purchase 40.3 million shares of its common stock at $38.75 per share for an aggregate price of $1.6 billion. The share repurchase authorizations described above were unaffected by the tender offer.

Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows:

	Nine Months Ended
	September 30
(In Thousands)	2007	2006

Accumulated unrealized gains (losses) on securities available for sale at January 1, net of tax	$3,938	$(4,018)
Net unrealized gains for the period, net of tax expense of $1,412 in 2007 and $1,539 in 2006	2,622	2,858
Reclassification adjustment for gains included in net income net of tax expense of $9,275 in 2007 and $4,497 in 2006	(17,224)	(8,443)

Effect on other comprehensive income for the period	(14,602)	(5,585)

Accumulated unrealized losses on securities available for sale at September 30, net of tax	$(10,664)	$(9,603)

Accumulated unrealized (losses) gains on derivatives used in cash flow hedging relationships at January 1, net of tax	$(3,505)	$15,883
Net unrealized gains for the period, net of tax expense of $16,838 in 2007 and $4,972 in 2006	31,271	9,233
Reclassification adjustment for gains included in net income, net of tax expense of $106 in 2007 and $14,480 in 2006	(196)	(26,891)

Effect on other comprehensive income for the period	31,075	(17,658)

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at September 30, net of tax	$27,570	$(1,775)

Accumulated unrealized losses for pension and other postretirement obligations at January 1, net of tax	$(71,347)	—
Amortization of prior service costs included in net periodic benefit, net of tax benefit of $984	(1,730)	—
Amortization of transition obligation included in net periodic cost, net of tax expense of $220	387	—
Amortization of net loss included in net periodic cost, net of tax expense of $938	1,649	—

Effect on other comprehensive income for the period	306	—

Accumulated unrealized losses for pension and other postretirement obligations at September 30, net of tax	$(71,041)	—

Accumulated other comprehensive (loss) income at January 1, net of tax	$(70,914)	$11,865
Other comprehensive income/(loss), net of tax	16,779	(23,243)

Accumulated other comprehensive loss at September 30, net of tax	$(54,135)	$(11,378)

19. Net Income Per Common Share
Calculations of basic and diluted net income per share follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in Thousands, Except Per Share Amounts)	2007	2006	2007	2006

Basic
Net (loss) income	$(19,005)	$526,446	$646,811	$1,458,179
Less preferred dividends	460	437	1,334	1,267

Net (loss) income applicable to common stock	$(19,465)	$526,009	$645,477	$1,456,912

Average common shares outstanding	588,748,482	603,848,871	598,112,669	608,442,541
Less average unallocated ESOP shares	614,452	—	747,548	—

Average common shares outstanding — basic	588,134,030	603,848,871	597,365,121	608,442,541

Net (loss) income per common share — basic	$(.03)	$.87	$1.08	$2.39

Diluted
Net (loss) income	$(19,005)	$526,446	$646,811	$1,458,179

Average common shares outstanding — basic	588,134,030	603,848,871	597,365,121	608,442,541
Stock awards	3,340,506	7,093,360	5,842,961	7,071,653
Convertible preferred stock	1,121,541	1,121,541	1,121,541	1,121,541

Average common shares outstanding — diluted	592,596,077	612,063,772	604,329,623	616,635,735

Net (loss) income per common share — diluted	$(.03)	$.86	$1.07	$2.36

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding, less unallocated Employee Stock Ownership Plan (ESOP) shares, for the period.
Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards. For the three and nine months ended September 30, 2007, options to purchase 26.8 million and 12.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2006, options to purchase 3.7 million and 6.3 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Diluted net income is not adjusted for preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period.
20. Income Taxes
The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of this new accounting standard, the Corporation recorded a $31 million increase in its liability for uncertain tax positions ($24 million net of tax), which was accounted for as a cumulative effect of an accounting change, reducing the opening balance of retained earnings. As of September 30, 2007, the Corporation had a liability for uncertain tax positions of $216 million, excluding accrued interest and penalties of $56 million. The Corporation recognizes interest and penalties associated with uncertain tax positions in income tax expense. During the three and nine months ended September 30, 2007, the provision for interest and penalties was $4 million and $19 million, respectively. During the three and nine months ended September 30, 2006, the provision for interest and penalties was $7 million and $3 million, respectively.
The composition of income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Applicable to (loss) income exclusive of securities transactions	$(26,917)	$236,001	$273,595	$666,565
Applicable to securities transactions	290	(78)	9,275	4,497

Income tax (benefit) expense	$(26,627)	$235,923	$282,870	$671,062

The effective tax rate for the three- and nine- month periods ended September 30, 2007 was 58.4% and 30.4%, respectively. The effective tax rate for the three- and nine- month periods ended September 30, 2006 was 30.9% and 31.5%, respectively.
21. Commitments, Contingent Liabilities, Guarantees, and Related Party Transactions
Commitments: A summary of the contractual amount of significant commitments follows:

	September 30	December 31	September 30
(In Thousands)	2007	2006	2006

Commitments to extend credit:
Revolving home equity and credit card lines	$36,444,659	$34,286,346	$33,812,598
Commercial	26,970,458	24,851,485	24,202,970
Residential real estate	11,036,749	9,506,648	11,341,067
Other	613,651	1,047,439	585,746
Standby letters of credit	5,244,865	5,265,929	5,073,250
Commercial letters of credit	370,417	338,110	287,942
Net commitments to sell mortgage loans and mortgage-backed securities	9,353,852	3,480,387	5,152,044
Net commitments to sell commercial real estate loans	282,946	376,375	514,483
Commitments to fund civic and community investments	612,218	607,190	475,803
Commitments to purchase beneficial interests in securitized automobile loans	341,220	573,152	661,325
Commitments to fund principal investments	340,468	282,407	292,440

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
National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to an unrelated commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as automobile loans securitized by the Corporation. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank, as well as another financial institution, to purchase an undivided interest in its note representing a beneficial interest in the securitized automobile loans. This commitment expires in December 2007 but may be renewed annually for an additional 12 months by mutual agreement of the parties.
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
Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. In connection with the sale of the First Franklin origination and sales platform, the Corporation transferred its recourse obligation associated with this unit to the buyer. At September 30, 2007, December 31, 2006 and September 30, 2006, the liability for estimated losses on repurchase and indemnification was $178 million, $171 million and $220 million, respectively, and was included in other liabilities on the balance sheet. Further details on loans sold subject to indemnification provisions, loans repurchased or indemnified, and losses charged against the liability follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2007	2006(a)	2007	2006(b)

Total loans sold	$10,939	$18,184	$34,747	$48,263
Total loans repurchased or indemnified	204	116	452	319
Losses incurred	31	24	101	78

(a)	Included $7.7 billion of loans sold, $56 million of loans repurchased or indemnified, and $11 million of losses incurred related to the First Franklin unit.

(b)	Included $18.0 billion of loans sold, $164 million of loans repurchased or indemnified, and $40 million of losses incurred related to the First Franklin unit.
Loans indemnified that remain outstanding as of September 30, 2007, December 31, 2006, and September 30, 2006, totaled $457 million, $343 million, and $343 million, respectively. Loans sold which remain uninsured as of September 30, 2007 were $81 million. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above.
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
The Corporation has a wholly owned captive insurance subsidiary which provides reinsurance to third-party insurers who provide lender paid mortgage insurance on approximately $1.6 billion of the Corporation’s nonconforming second mortgage loans and lines. These arrangements are quota share reinsurance contracts whereby the Corporation’s captive insurance subsidiary is entitled to 50% of the primary policy premiums and assumes 50% of the risk of loss under the lender paid mortgage insurance primary policy which limits losses to 10% of the original insured risk per policy year. Loss reserves are provided for the estimated costs of settling reinsurance claims on defaulted loans. Loss reserves are established for reported claims as well as incurred but not reported claims. Management establishes loss reserves using historical experience and by making various assumptions and estimates of trends in loss severity, frequency, and other factors. The methods used to develop these reserves are subject to continual review and refinement, and any necessary adjustments to these reserves are reflected in operations in the period identified. Reinsurance loss reserves of $31 million were recognized within the allowance for loan losses as of September 30, 2007. The provision for reinsurance losses at September 30, 2007 of $33 million is presented within the provision for credit losses in the Consolidated Financial Statements. In segment reporting, the provision for reinsurance losses is presented within Retail Banking’s results as noninterest expense. As of September 30, 2007, Retail Banking’s remaining exposure to reinsurance claims is $17 million.
Red Mortgage Capital, a wholly owned subsidiary, is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. The maximum potential amount of undiscounted future payments that may be required under this program is equal to approximately one-third of the principal balance of the loans outstanding at September 30, 2007. If payment is required under this program, Red Mortgage Capital would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred. As of September 30, 2007, December 31, 2006, and September 30, 2006, Red Mortgage Capital serviced loans, subject to risk sharing under the DUS program, had outstanding principal balances aggregating $5.3 billion, $4.9 billion and $4.8 billion, respectively. This guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $5 million, $5 million and $4 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.
The guarantee liability for standby letters of credit was $31 million, $39 million and $42 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively. This liability was recorded in other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.
The Corporation is subject to nonincome taxes in the various jurisdictions where it does business. The most significant of these taxes is franchise tax which is assessed by some states in lieu of or in addition to income taxes. The amount of tax due may be subject to different interpretations by the Corporation and the taxing authorities. In preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws; however, its positions may be subject to challenge upon audit. Management accrues for nonincome tax contingencies that are judged to be both probable and estimable. Management has also identified other unaccrued nonincome tax contingencies, which are considered reasonably possible but not probable, totaling approximately $38 million as of September 30, 2007.

The Corporation’s subsidiary, National City Bank, is a member of the Visa USA network. On October 3, 2007 the Visa organization of affiliated entities completed a series of restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa, Inc. Visa, Inc. intends to issue and sell a majority of its shares to the public via an initial public offering. Visa, Inc. plans to use the IPO proceeds to redeem Visa USA members’ interests and to fund the settlement of certain Visa USA related litigation.
As a result of Visa’s restructuring, National City’s membership interest in Visa USA was exchanged for approximately an 8% equity interest in Visa Inc. Class USA stock. The shares received are subject to a true-up allocation based upon Visa USA’s net income for the fiscal period ending September 30, 2008. Subsequent to the true-up process, the Corporation’s Class USA shares will be converted to Class B shares. The Class B shares will be subject to a lock up period during which the shares cannot be sold or transferred. The lock up period is the later of either three years after the closing of the Visa, Inc. IPO or the final resolution of the Visa USA related litigation.
The Corporation does not have any value recognized in its financial statements for its membership interest in Visa USA. The Visa restructuring and subsequent IPO, if completed as planned, will result in the Corporation realizing a gain upon the redemption, sale or release of transfer restrictions of its Class B shares. The amount of this potential gain, and the timing of its recognition, are undeterminable at this time.
Pursuant to the Visa USA bylaws, the Corporation is obligated upon demand by Visa, Inc. to indemnify Visa, Inc. for certain losses. On July 1, 2007, the Corporation entered into a Loss Sharing Agreement (LSA) which became effective upon the restructuring of the Visa organization on October 3, 2007 and which reaffirmed the Corporation’s obligation to indemnify Visa, Inc. for potential future settlement of certain antitrust suits. The Corporation’s indemnification obligation is limited to its proportionate membership share of Visa USA. On November 7, 2007, Visa, Inc. announced that it had reached a tentative agreement to settle one of the Visa USA related suits. Pursuant to any of the Visa USA bylaws or the LSA, Visa, Inc. may demand that the Corporation contribute up to, but not more than, its proportionate share of this settlement. As such, the Corporation has recognized a liability for this obligation of $157 million at September 30, 2007.
The accounting for the Corporation’s future rights and obligations associated with its Visa membership may not occur in the same reporting periods. As such, the Corporation may recognize a material gain or loss in a particular period. In the aggregate, management does not believe that its Visa membership will have a material adverse effect on its financial condition, results of operations or liquidity.
Litigation: National City and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These proceedings include claims brought against the Corporation and its subsidiaries where National City acted as depository bank, lender, underwriter, fiduciary, financial advisor, broker, or other business activities. Reserves are established for legal claims when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case a reserve will not be recognized until that time.
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
Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa®, MasterCard®, and several major financial institutions, including eight cases naming the Corporation and its subsidiary, National City Bank of Kentucky, since merged into National City Bank. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. On July 1, 2007, the Corporation and National City Bank entered into a Judgment Sharing Agreement (JSA) with respect to this litigation. This litigation is also subject to the Visa USA bylaws and the LSA discussed above. On September 7, 2007, the Magistrate Judge recommended to the District Court that all claims that predate January 1, 2004 should be dismissed. Given the preliminary stage of the remaining suits, it is not possible for management to assess the probability of a material adverse outcome or the range of possible damages, if any, of those suits.

On March 31, 2006, the Corporation and National City Bank were served with a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas. The plaintiff, Data Treasury Corporation, claims that the Corporation, as well as over 50 other financial institutions or check processors, are infringing on its patents involving check imaging, storage and transfer. The plaintiff seeks damages and injunctive relief. On January 6, 2006, the U.S. Patent and Trademark Office ordered a reexamination of two of the image patents involved in the litigation. The litigation regarding those two patents was stayed pending the reexamination. On June 29, 2007, the U.S. Patent and Trademark Office issued a “Final Office Action” rejecting certain claims and confirming other claims. This decision is subject to response by Data Treasury. At this stage of this lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or the range of possible damages, if any.
On December 19, 2005, a class action suit was filed against National City Mortgage Co. in the U.S. District Court for the Southern District of Illinois. The lawsuit alleges that National City Mortgage loan originators were improperly designated as exempt employees and seeks monetary damages. On June 21, 2007, the court conditionally certified an opt-in class of loan originators. On November 6, 2007, a settlement in principle was reached to resolve all wage and hour claims of the loan originators employed during the class period who opt-in to the settlement class. The settlement is subject to court approval. The Corporation established a reserve of $25 million for this matter as of September 30, 2007.
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
22. Stock Options and Awards
Under the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan) up to 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition, no more than 13 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options. As of September 30, 2007, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 23 million and 7 million shares, respectively.
Stock Options: Stock options may be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually, beginning one year from the date of grant, and expire no later than 10 years from the date of grant. Prior to 2006, stock options were also granted that included the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option. During the three and nine months ended September 30, 2007, pretax compensation expense recognized for stock options totaled $5 million and $18 million, respectively, while pretax compensation expense recognized for stock options totaled $5 million and $16 million for the comparable periods of 2006, respectively. The tax benefit was $2 million and $5 million for the three and nine months ended September 30, 2007, respectively, and the same for the comparable periods in 2006.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Expected volatility	20.1%	20.1%	19.8%	19.9%
Expected dividend yield	4.6	4.3	4.4	4.3
Risk-free interest rate	4.2	4.2	4.1	4.1
Expected term (in years)	5	5	5	6

The weighted-average grant date fair value per share of options granted during the three and nine months ended September 30, 2007 was $4.28 and $4.71, respectively. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $4.95 and $5.12, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007, was $6 million and $65 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006, was $10 million and $65 million, respectively. As of September 30, 2007, there was $15 million of total unrecognized compensation cost related to nonvested stock option awards. This cost is expected to be recognized over a period of four years.
Upon the consummation of the Mid America acquisition, all outstanding options issued by Mid America became fully vested and were converted into equivalent National City options.
Cash received from the exercise of options for the three and nine months ended September 30, 2007 was $17 million and $154 million, respectively. Cash received from the exercise of options for the three and nine months ended September 30, 2006 was $31 million and $164 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $2 million and $21 million for the three and nine months ended September 30, 2007, respectively. The tax benefit realized for the tax deductions from option exercises totaled $3 million and $20 million for the three and nine months ended September 30, 2006, respectively. The Corporation generally uses treasury shares to satisfy stock option exercises.
Stock option activity follows:

		Weighted-	Weighted-
		Average	Average Remaining
		Exercise	Contractual Term	Aggregate Intrinsic Value
	Shares	Price	(in years)	(In thousands)

Outstanding at January 1, 2007	43,014,406	$31.36
Acquisition	4,929,479	17.49
Granted	860,675	34.90
Exercised	(6,851,914)	28.30
Forfeited or expired	(1,256,457)	35.34

Outstanding at September 30, 2007	40,696,189	$30.15	4.4	$51,692

Exercisable at September 30, 2007	36,407,768	$29.51	4.0	$51,692

Outstanding at January 1, 2006	50,135,498	$30.72
Granted	710,856	36.42
Exercised	(7,788,374)	27.59
Forfeited or expired	(609,895)	35.31

Outstanding at September 30, 2006	42,448,085	$31.32	4.7	$227,287

Exercisable at September 30, 2006	36,796,371	$30.71	4.2	$219,573

Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months, and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation recognizes compensation expense over the restricted period. Pretax compensation expense recognized for restricted shares during the three and nine months ended September 30, 2007 totaled $11 million and $43 million, respectively. Pretax compensation expense recognized for restricted shares during the three and nine months ended September 30, 2006 totaled $11 million and $33 million, respectively. The tax benefit was $4 million and $16 million for the three and nine months ended September 30, 2007, respectively, while the tax benefit was $4 million and $12 million for the corresponding periods in 2006.

Restricted share activity follows:

	For the Nine Months Ended September 30
	2007		2006
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1	7,344,918	$34.96	6,452,193	$33.76
Granted	424,251	36.16	175,478	34.67
Vested	(1,215,290)	33.86	(845,861)	31.44
Forfeited	(300,192)	35.12	(308,849)	34.14

Nonvested at September 30	6,253,687	$35.26	5,472,961	$34.10

As of September 30, 2007, there was $121 million of total unrecognized compensation cost related to restricted shares. This cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the three and nine months ended September 30, 2007, was $29 million and $38 million, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2006, was $9 million and $30 million, respectively.
23. Pension and Other Postretirement Benefit Plans
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
In connection with the Harbor acquisition, the Corporation acquired a frozen multi-employer pension plan. This plan was terminated in June 2007 at a cost of $7 million. In connection with the Fidelity acquisition, the Corporation acquired a frozen qualified defined benefit pension plan. There were no contributions to this plan for the nine-month period ended September 30, 2007.
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
Using an actuarial measurement date of October 31, components of net periodic cost for the three and nine months ended September 30 follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Qualified Pension Plan
Service cost	$14,888	$14,532	$44,665	$43,595
Interest cost	24,430	22,359	73,289	67,077
Expected return on plan assets	(38,720)	(34,682)	(116,159)	(104,046)
Amortization of prior service cost	(1,188)	(1,189)	(3,566)	(3,566)
Recognized net actuarial loss	150	275	450	825

Net periodic (benefit) cost	$(440)	$1,295	$(1,321)	$3,885

Supplemental Pension Plans
Service cost	$468	$397	$1,404	$1,192
Interest cost	2,284	1,964	6,852	5,892
Amortization of prior service cost	244	333	733	998
Recognized net actuarial loss	3,494	837	5,080	2,512

Net periodic cost	$6,490	$3,531	$14,069	$10,594

Other Postretirement Benefits
Service cost	$380	$444	$1,140	$1,332

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Interest cost	2,086	2,131	6,260	6,393
Amortization of prior service cost	40	47	119	141
Transition obligation	202	227	606	681
Recognized net actuarial loss	69	143	207	429
Curtailment gain	—	(1,299)	—	(3,896)

Net periodic cost	$2,777	$1,693	$8,332	$5,080

Total net periodic cost	$8,827	$6,519	$21,080	$19,559

Defined Contribution Plans: Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2007 and 2006, the Corporation provided up to a 6.9% matching contribution. Matching contributions totaled $19 million and $66 million for the three and nine months ended September 30, 2007, and $19 million and $67 million for the three and nine months ended September 30, 2006, respectively. The Corporation also acquired Harbor’s leveraged employee stock ownership plan (ESOP) plan which covered all former Harbor employees age 21 and over. As shares are released to plan participants, the Corporation recognizes compensation equal to the current market price of the shares. Expense related to this plan was $3 million and $12 million for the three and nine months ended September 30, 2007, respectively.
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
Credit risk occurs when a counterparty to a derivative contract where the Corporation has an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At September 30, 2007, these collateral agreements covered 99.5% of the notional amount of the total derivative portfolio, excluding futures contracts that are cash settled daily with counterparties, certain forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At September 30, 2007, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $199 million to collateralize net gains with counterparties and had pledged or delivered to counterparties cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $161 million to collateralize net losses with counterparties. In certain instances, open forward commitments to sell or purchase mortgage loans or mortgage-backed securities are not covered by collateral agreements due to the fact these contracts usually mature within 90 days. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to similar credit policies. Collateral may be obtained based on management’s assessment of the customer.
Derivative contracts are valued using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of its derivatives. The interest rates used in these cash flow models are based on forward yield curves that are observable in the current cash and derivatives markets, consistent with how derivatives are valued by market participants. Cash flow models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage banking loan commitment is based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The change in fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices. The probability that the loan will fund is derived from the Corporation’s own historical empirical data. The change in value of the underlying mortgage loan is measured from the commitment date. At the time of issuance, the estimated fair value of the commitment is zero. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on September 30, 2007, December 31, 2006, and September 30, 2006.
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
For the three and nine months ended September 30, 2007, the Corporation recognized total net ineffective fair value hedge losses of $106 thousand and $9 million, respectively. For the three- and nine-month periods ended September 30, 2006, the Corporation recognized total net ineffective fair value hedge gains of $214 thousand and $3 million, respectively. Details of net ineffective hedge gains and losses by hedge strategy are presented in the table on page 49. Net ineffective hedge gains and losses on residential mortgage and commercial real estate loans held for sale are included in loan sale revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial portfolio loans and fixed-rate funding products are included in other noninterest income on the income statement.
Cash Flow Hedges: The Corporation hedges cash flow variability related to variable-rate commercial loans and funding products, specifically FHLB advances and senior bank notes. Interest-rate floors are used to hedge the cash flows associated with variable-rate commercial loans while interest-rate caps are used to hedge cash flows from the variable-rate funding products.
Retrospective hedge effectiveness for cash flow hedges of variable-rate funding products is determined using a dollar offset ratio applied on a monthly basis. Retrospective hedge effectiveness for variable-rate commercial loans is determined on a monthly basis using regression analysis. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For the nine-month periods ended September 30, 2007 and 2006, the Corporation recognized net ineffective cash flow hedge losses of $65 thousand and $34 thousand, respectively. There were no ineffective hedge gains or losses associated with cash flow hedges in the third quarters of 2007 or 2006. These losses are included in other noninterest income on the income statement.
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At September 30, 2007, December 31, 2006, and September 30, 2006, accumulated other comprehensive income included a deferred after-tax net gain(loss) of $28 million, $(4) million and $(2) million, respectively, related to derivatives used to hedge loan and funding cash flows. See Note 18 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative gain included in accumulated other comprehensive income at September 30, 2007 is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on loan and funding products through August 2013, with $2 million of after-tax net loss expected to be recognized in net interest income within the next year. There were no gains or losses reclassified into earnings in the first nine months of 2007 or 2006 arising from the determination that the original forecasted transaction would not occur.

The notional amounts of the derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 follows:

(In Millions)	September 30, 2007	December 31, 2006	September 30, 2006

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$112	$112	$112
Pay-fixed interest rate swaps	2,304	2,712	2,912
Pay-fixed interest rate swaptions sold	—	—	50
Interest rate caps sold	50	150	150
Interest rate floors sold	100	100	210
Interest rate collars purchased	5	5	5
Interest rate futures purchased	1,769	2,204	1,935
Interest rate futures sold	1,984	2,595	2,311

Total	6,324	7,878	7,685

Mortgage loans held for sale
Forward commitments to sell mortgage loans and mortgage-backed securities	8,516	1,855	870
Receive-fixed interest rate swaps	400	1,775	1,945
Receive-fixed interest rate swaptions purchased	600	—	—
Pay-fixed interest rate swaps	—	550	550
Pay-fixed interest rate swaptions purchased	200	—	—
Interest rate caps purchased	—	500	500
Interest rate floors purchased	—	500	—

Total	9,716	5,180	3,865

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	166	136	160
Interest rate futures purchased	9	—	—
Interest rate swaps	80	—	—

Total	255	136	160

Funding
Receive-fixed interest rate swaps	4,500	7,991	7,796
Callable receive-fixed interest rate swaps	3,199	2,706	2,421

Total	7,699	10,697	10,217

Total notional of derivatives used in fair value hedges	23,994	23,891	21,927

Cash Flow Hedges
Commercial loans
Interest rate floors purchased	13,200	—	—

Funding
Pay-fixed interest rate swaps	—	170	—
Interest rate caps purchased	300	300	300

Total	300	470	300

Total notional of derivatives used in cash flow hedges	13,500	470	300

Total notional of derivatives designated in SFAS 133 relationships	$37,494	$24,361	$22,227

The fair value of derivative instruments used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 follows:

	September 30, 2007		December 31, 2006		September 30, 2006
(In Millions)	Asset	Liability	Asset	Liability	Asset	Liability

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$.7	$—	$1.0	$.3	$1.3	$.3
Pay-fixed interest rate swaps	11.5	13.0	33.3	10.3	36.9	13.1
Pay-fixed interest rate swaptions sold	—	—	—	—	—	.1
Interest rate collars purchased	—	.2	—	.2	—	.2

Total	12.2	13.2	34.3	10.8	38.2	13.7

Mortgage loans held for sale
Forward commitments to sell mortgage loans and mortgage-backed securities	—	36.7	6.0	11.8	1.7	15.4
Receive-fixed interest rate swaps	—	1.1	12.0	27.7	12.8	27.2
Receive-fixed interest rate swaps purchased	9.8	—	—	—	—	—
Pay-fixed interest rate swaps	—	—	—	6.8	—	7.1
Pay-fixed interest rate swaptions purchased	4.1	—	—	—	—	—
Interest rate floors purchased	—	—	1.8	—	—	—

Total	13.9	37.8	19.8	46.3	14.5	49.7

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	.1	1.0	.2	1.3	—	2.7
Interest rate futures purchased	—	—	—	—	—	—
Interest rate swaps	1.4	2.4	—	—	—	—

Total	1.5	3.4	.2	1.3	—	2.7

Funding
Receive-fixed interest rate swaps	75.8	48.8	112.1	115.8	118.6	118.5
Callable receive-fixed interest rate swaps	—	123.4	—	87.5	—	87.8

Total	75.8	172.2	112.1	203.3	118.6	206.3

Total fair value hedges	103.4	226.6	166.4	261.7	171.3	272.4

Cash Flow Hedges
Commercial loans
Interest rate floors purchased	95.5	—	—	—	—	—

Funding
Pay-fixed interest rate swaps	—	—	—	.9	—	—
Interest rate caps purchased	—	1.0	.1	—	.1	—

Total	—	1.0	.1	.9	.1	—

Total cash flow hedges	95.5	1.0	.1	.9	.1	—

Fair value of derivatives designated in SFAS 133 relationships	$198.9	$227.6	$166.5	$262.6	$171.4	$272.4

Net ineffective hedge gains/(losses) recognized for each interest-rate risk SFAS 133 hedge strategy follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2007	2006	2007	2006

Fair Value Hedges
Commercial loans	$(3.4)	$(2.2)	$(5.8)	$6.7
Mortgage loans held for sale	(.5)	(1.4)	2.7	(1.8)
Commercial real estate loans held for sale	(.1)	—	(.1)	—
Funding	3.9	3.8	(5.8)	(1.5)

Total fair value hedge (loss)/gain	(.1)	.2	(9.0)	3.4

Cash Flow Hedges
Commercial loans	—	—	—	—
Funding	—	—	(.1)	—

Total cash flow hedge loss	—	—	(.1)	—

Net ineffective hedge (losses) gains on SFAS 133 hedge strategies	$(.1)	$.2	$(9.1)	$3.4

Other Derivative Activities: The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. These derivatives primarily consist of interest-rate swaps, futures, options, caps, floors, and forwards used to hedge the risk of declines in the value of residential mortgage servicing rights accounted for at fair value.
The notional amounts of derivative instruments used for mortgage servicing rights (MSR) risk management, which are not designated in SFAS 133 hedge relationships, are presented in the following table:

(In Millions)	September 30, 2007	December 31, 2006	September 30, 2006

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$4,905	$4,300	$5,050
Basis swaps	179	—	—
Receive-fixed interest rate swaps	4,335	5,570	5,580
Receive-fixed interest rate swaptions purchased	6,250	7,300	9,000
Receive-fixed interest rate swaptions sold	650	3,000	3,700
Pay-fixed interest rate swaps	2,920	1,930	1,930
Pay-fixed interest rate swaptions purchased	2,250	2,550	4,100
Pay-fixed interest rate swaptions sold	650	2,000	1,400
Principal-only interest rate swaps	—	396	397
Interest rate caps purchased	2,500	2,500	4,850
Interest rate caps sold	—	—	2,000
Interest rate floors purchased	5,500	14,200	16,200
Interest rate futures purchased	—	1,410	1,080

Total derivative instruments used for MSR risk management	$30,139	$45,156	$55,287

Assets and liabilities recognized for derivative instruments used for mortgage servicing rights risk management, which are not designated in SFAS 133 hedge relationships, are presented in the following table:

	September 30, 2007		December 31, 2006		September 30, 2006
(In Millions)	Asset	Liability	Asset	Liability	Asset	Liability

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$—	$15.5	$—	$22.2	$20.8	$—
Basis swaps	—	1.3	—	—	—	—
Receive-fixed interest rate swaps	14.8	29.1	12.9	124.0	31.7	124.0
Receive-fixed interest rate swaptions purchased	124.8	—	58.9	—	93.0	—
Receive-fixed interest rate swaptions sold	—	23.3	—	43.9	—	38.4
Pay-fixed interest rate swaps	—	78.7	—	80.0	—	68.4
Pay-fixed interest rate swaptions purchased	56.0	—	31.9	—	19.8	—
Pay-fixed interest rate swaptions sold	—	21.5	—	39.1	—	30.9
Principal-only interest rate swaps	—	—	—	6.2	1.9	—
Interest rate caps purchased	6.7	—	—	—	20.5	—
Interest rate caps sold	—	—	—	—	—	—
Interest rate floors purchased	21.2	—	86.1	—	100.7	—

Total derivative instruments used for MSR risk management	$223.5	$169.4	$189.8	$315.4	$288.4	$261.7

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
A summary of the fair value of derivative net assets/(liabilities) not designated in SFAS 133 hedge relationships, inclusive of those used to hedge mortgage servicing rights, follows:

(In Millions)	September 30, 2007	December 31, 2006	September 30, 2006

Loan sale and servicing risk management:
Mortgage servicing rights	$54.1	$(125.6)	$26.7
Mortgage and commercial real estate loans and loan commitments	12.3	17.0	13.1

Total loan sale and servicing	66.4	(108.6)	39.8

Trading derivatives:
Customer risk management	32.3	29.6	30.8
Other	(7.5)	(8.2)	.5

Total trading	24.8	21.4	31.3

(In Millions)	September 30, 2007	December 31, 2006	September 30, 2006

Used for other risk management purposes	8.4	78.4	54.8

Net asset/(liability) on derivatives not designated in SFAS 133 hedge relationships	$99.6	$(8.8)	$125.9

Gains and losses on derivatives used to manage risk associated with mortgage servicing rights are included in loan servicing income, while gains and losses on mortgage and commercial real estate loan commitments and associated loan risk management instruments are included in loan sale revenue on the income statement. Gains and losses on derivative instruments held for trading or other risk management purposes are included in other noninterest income. Net gains/(losses) on derivatives instruments not designated in SFAS 133 hedge relationships are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Millions)	2007	2006	2007	2006

Loan sale and servicing risk management:
Mortgage servicing rights	$144.4	$327.2	$(143.0)	$(262.3)
Mortgage and commercial real estate loans and loan commitments	(62.6)	27.0	(129.4)	1.6

Total loan sale and servicing related	81.8	354.2	(272.4)	(260.7)

Trading derivatives:
Customer risk management	5.0	3.3	12.9	12.7
Other	(7.9)	1.0	(7.3)	3.3

Total trading	(2.9)	4.3	5.6	16.0

Used for other risk management purposes	(2.6)	17.5	(28.6)	(15.3)

Net gain/(loss) on derivatives not designated in SFAS 133 relationships	$76.3	$376.0	$295.4	$(260.0)

25. Line of Business Results
The Corporation manages its business by product and service offerings as well as the distribution channel through which these products and services are offered. Effective January 1, 2007, the Corporation implemented a reorganization of its management structure resulting in the following five reportable segments: Retail Banking, Commercial Banking — Regional, Commercial Banking - National, Mortgage Banking, and Asset Management. Each of these segments is further described below. All revenues and expenses not directly associated with or allocated to these segments are reported within Parent and Other. Prior periods’ results have been reclassified to conform with the current presentation.
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
Retail Banking provides banking services to consumers and small businesses within National City’s nine state footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, Retail Banking’s activities also include small business banking services, education finance, retail brokerage, and lending-related insurance services. Consumer lending products include home equity, government or privately guaranteed student loans, and credit cards and other unsecured personal and small business lines of credit. Significant revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees. Major expenses are credit, personnel costs, and branch network support.
Commercial Banking-Regional provides products and services to large and medium-sized corporations within National City’s nine state footprint. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, treasury management, stock transfer, international services and dealer floorplan financing. Significant revenue sources are net interest income on loan and deposit accounts, brokerage revenue, leasing revenue and other fee income. A major source of revenue is from companies with annual sales in the $5 million to $500 million range across a diverse group of industries. Major expenses are credit and personnel costs.
Commercial Banking-National provides products and services to select customers in certain industries or distribution channels, as well as customers outside of the National City’s footprint. Major products and services include: loan sales and securitization, structured finance, syndicated lending, commercial leasing, equity and mezzanine capital, derivatives, public finance, investment banking, mortgage warehouse lending, correspondent banking, multi-family real estate lending and commercial real estate lending in certain national markets. Significant revenue sources are loan sales revenue, principal investment gains and other fee income. Major expenses are primarily personnel costs.
Mortgage Banking originates residential mortgage, home equity lines and loans both within National City’s banking footprint and on a nationwide basis. Mortgage loans generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and jumbo loan investors. Mortgage Banking’s business activities also include servicing mortgage loans, home equity loans and lines of credit for third-party investors. Significant revenue streams include net interest income earned on portfolio loans and loans held for sale, as well as loan sale and servicing revenue. Major expenses include credit, personnel costs, branch office costs, loan servicing and insurance expense.
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

Selected financial information by line of business follows. For further discussion on the segments’ results see the Financial Review section.

		Commercial	Commercial
	Retail	Banking -	Banking -	Mortgage	Asset	Parent	Consolidated
(In Thousands)	Banking	Regional	National	Banking	Management	and Other	Total

Three months ended September 30, 2007

Net interest income (expense)(a)	$578,581	$272,368	$118,501	$165,279	$33,447	$(66,273)	$1,101,903
Provision for credit losses	69,674	29,174	45,504	189,284	7,544	20,364	361,544

Net interest income (expense) after provision	508,907	243,194	72,997	(24,005)	25,903	(86,637)	740,359
Noninterest income	288,759	58,652	97,652	44,452	92,704	41,990	624,209
Noninterest expense	509,963	137,322	101,309	289,646	87,506	277,771	1,403,517

Income (loss) before taxes	287,703	164,524	69,340	(269,199)	31,101	(322,418)	(38,949)
Income tax expense (benefit)(a)	112,975	62,846	25,162	(101,771)	11,756	(130,912)	(19,944)

Net income (loss)	$174,728	$101,678	$44,178	$(167,428)	$19,345	$(191,506)	$(19,005)

Intersegment revenue (expense)	$(628)	$(533)	$7,674	$1,152	$1,934	$(9,599)	$—
Average assets (in millions)	29,151	36,494	17,954	33,887	4,310	23,299	145,095

Three months ended September 30, 2006

Net interest income(a)	$510,351	$270,698	$113,236	$145,746	$27,548	$81,778	$1,149,357
Provision (benefit) for credit losses	46,530	19,432	(12,137)	38,396	1,526	(20,815)	72,932

Net interest income after provision	463,821	251,266	125,373	107,350	26,022	102,593	1,076,425
Noninterest income	273,795	58,134	109,430	208,225	87,121	140,770	877,475
Noninterest expense	425,425	127,954	92,261	203,171	81,890	253,497	1,184,198

Income (loss) before taxes	312,191	181,446	142,542	112,404	31,253	(10,134)	769,702
Income tax expense (benefit)(a)	120,284	69,324	42,042	42,475	11,813	(42,682)	243,256

Net income	$191,907	$112,122	$100,500	$69,929	$19,440	$32,548	$526,446

Intersegment revenue (expense)	$(599)	$138	$4,622	$(1,164)	$1,726	$(4,723)	$—
Average assets (in millions)	24,366	33,375	15,782	25,352	3,881	35,678	138,434

		Commercial	Commercial
	Retail	Banking -	Banking -	Mortgage	Asset	Parent	Consolidated
(In Thousands)	Banking	Regional	National	Banking	Management	and Other	Total

Nine months ended September 30, 2007

Net interest income (expense)(a)	$1,674,692	$826,192	$351,839	$505,229	$101,100	$(142,781)	$3,316,271
Provision for credit losses	191,322	69,357	8,480	237,010	9,836	95,506	611,511

Net interest income (expense) after provision	1,483,370	756,835	343,359	268,219	91,264	(238,287)	2,704,760
Noninterest income	856,958	175,305	323,772	293,010	282,522	77,701	2,009,268
Noninterest expense	1,457,421	406,486	322,333	717,481	255,189	603,640	3,762,550

Income (loss) before taxes	882,907	525,654	344,798	(156,252)	118,597	(764,226)	951,478
Income tax expense (benefit)(a)	346,380	200,665	128,391	(59,105)	44,830	(356,494)	304,667

Net income (loss)	$536,527	$324,989	$216,407	$(97,147)	$73,767	$(407,732)	$646,811

Intersegment revenue (expense)	$(1,865)	$(1,505)	$27,041	$(7,101)	$7,166	$(23,736)	$—
Average assets (in millions)	28,302	35,852	17,193	30,580	4,218	24,379	140,524

Nine months ended September 30, 2006

Net interest income(a)	$1,485,004	$798,227	$342,593	$461,295	$79,534	$334,047	$3,500,700
Provision (benefit) for credit losses	99,932	44,030	(12,040)	53,043	(1,538)	(23,535)	159,892

Net interest income after provision	1,385,072	754,197	354,633	408,252	81,072	357,582	3,340,808
Noninterest income	789,394	168,555	379,672	232,232	265,215	482,135	2,317,203
Noninterest expense	1,245,070	389,592	284,684	608,811	241,906	736,585	3,506,648

Income before taxes	929,396	533,160	449,621	31,673	104,381	103,132	2,151,363
Income tax expense (benefit)(a)	357,987	203,817	154,385	11,933	39,456	(74,394)	693,184

Net income	$571,409	$329,343	$295,236	$19,740	$64,925	$177,526	$1,458,179

Intersegment revenue (expense)	$(1,800)	$606	$18,548	$9,035	$4,887	$(31,276)	$—
Average assets (in millions)	24,635	32,687	15,318	26,209	3,777	36,654	139,280

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.

26. Financial Holding Company
Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:
Balance Sheets

	September 30	December 31	September 30
(In Thousands)	2007	2006	2006

Assets
Cash and demand balances due from banks	$1,662,291	$1,315,479	$651,232
Loans to and receivables from subsidiaries	1,248,603	3,048,331	787,722
Securities	212,692	219,952	195,568
Other investments	5,602	192,398	207,741
Investments in:
Subsidiary banks	14,909,468	12,735,292	13,373,192
Nonbank subsidiaries	585,174	346,770	490,625
Goodwill	122,045	117,471	117,471
Derivative assets	52,900	67,632	70,607
Other assets	723,802	705,035	626,530

Total Assets	$19,522,577	$18,748,360	$16,520,688

Liabilities and Stockholders’ Equity
Long-term debt	$2,828,619	$2,308,802	$2,309,101
Borrowed funds from subsidiaries	1,880,017	948,705	341,617
Derivative liabilities	64,485	39,858	34,515
Accrued expenses and other liabilities	906,605	869,992	933,632

Total liabilities	5,679,726	4,167,357	3,618,865
Stockholders’ equity	13,842,851	14,581,003	12,901,823

Total Liabilities and Stockholders’ Equity	$19,522,577	$18,748,360	$16,520,688

Securities and other investments totaling $97 million at September 30, 2007 were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance include the junior subordinated debt securities payable to the wholly owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $1.9 billion at September 30, 2007. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $1.1 billion at September 30, 2007. Additionally, the holding company guarantees National City Bank’s financial obligation under its membership with Visa® up to $600 million and MasterCard® up to $400 million.
Statements of Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Thousands)	2007	2006	2007	2006

Income
Dividends from:
Subsidiary banks	$—	$—	$950,000	$425,000
Nonbank subsidiaries	45	194	45	468
Interest on loans to subsidiaries	32,954	14,595	88,780	46,617
Interest and dividends on securities	1,307	1,455	3,947	5,490
Securities gains, net	208	286	1,664	11,917
Derivative losses/gains, net	(4,803)	6,244	(5,110)	6,643
Other income	4,140	8,683	19,666	34,860

Total Income	33,851	31,457	1,058,992	530,995

Expense
Interest on debt and other borrowings	65,762	38,777	173,738	111,557
Other expense	30,684	31,753	104,337	92,435

Total Expense	96,446	70,530	278,075	203,992

(Loss)/income before taxes and equity in undistributed net income of subsidiaries	(62,595)	(39,073)	780,917	327,003
Income tax benefit	(28,287)	(14,246)	(49,122)	(51,179)

(Loss)/Income before equity in undistributed net income of subsidiaries	(34,308)	(24,827)	830,039	378,182
Equity in undistributed net income/(loss) of subsidiaries	15,303	551,273	(183,228)	1,079,997

Net (Loss)/Income	$(19,005)	$526,446	$646,811	$1,458,179

Statements of Cash Flows

	Nine Months Ended
	September 30
(In Thousands)	2007	2006

Operating Activities
Net income	$646,811	$1,458,179
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss/(income) of subsidiaries	183,228	(1,079,997)
Depreciation and amortization of properties and equipment	2,019	2,019
Decrease (increase) in receivables from subsidiaries	1,543,153	(48,930)
Securities gains, net	(1,664)	(11,917)
Other losses (gains), net	10,623	(1,534)
Amortization of premiums and discounts on securities and debt	(2,011)	(6,960)
(Decrease)/increase in accrued expenses and other liabilities	(4,832)	78,307
Excess tax benefit for share based payments	(13,450)	(17,428)
Other, net	14,348	103,739

Net cash provided by operating activities	2,378,225	475,478

Investing Activities
Purchases of securities	(79,402)	(101,761)
Proceeds from sales and maturities of securities	91,628	252,133
Net change in other investments	190,499	30,914
Principal collected on loans to subsidiaries	699,720	327,000
Loans to subsidiaries	(446,000)	(77,000)
Investments in subsidiaries	(29,888)	(103,672)
Returns of investment from subsidiaries	508,024	700,000
Cash paid for acquisitions, net	(504,959)	(80,497)

Net cash provided by investing activities	429,622	947,117

Financing Activities
Issuance of debt	1,588,364	—
Repayment of debt	(348,876)	(139,266)
Excess tax benefit for share based payments	13,450	17,428
Dividends paid	(722,458)	(696,599)
Issuances of common stock	239,378	229,259
Repurchases of common stock	(3,230,893)	(691,186)

Net cash used in financing activities	(2,461,035)	(1,280,364)

Increase in cash and demand balances due from banks	346,812	142,231
Cash and demand balances due from banks, January 1	1,315,479	509,001

Cash and Demand Balances Due from Banks, September 30	$1,662,291	$651,232

Supplemental Information
Cash paid for interest	$164,514	$113,145
Common shares and stock options issued for acquisitions	2,336,353	(4,344)

Retained earnings of the holding company included $8.8 billion, $8.0 billion, and $8.9 billion of equity in undistributed net income of subsidiaries at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL REVIEW
This Quarterly Report contains forward-looking statements. See page 79 for a discussion of the risks and uncertainties associated with forward-looking statements. The Financial Review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) as of September 30, 2007 and for the three and nine months ended September 30, 2007 and serves to update the 2006 Annual Report on Form 10-K (Form 10-K). The Financial Review should be read in conjunction with the accompanying Consolidated Financial Statements and notes presented on pages 4 through 55.

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
Results for the third quarter of 2007 were affected by unprecedented disruption and weakness in the mortgage and housing markets. In response to these market conditions, management curtailed production of non-agency eligible mortgage loans, transferred certain unsalable held for sale mortgage loans to portfolio, and took action to restructure its mortgage business. In addition, during the third quarter of 2007, the Corporation recognized a liability of $157 million ($108 million after-tax) representing its obligation as a Visa member bank to share the cost of litigation recently settled by Visa. (See Note 21 for further details on the rights and obligations associated with the Corporation’s Visa membership.)
Tax-equivalent net interest income was $1.1 billion for the third quarter of 2007, about equal to the second quarter, but down 4% from the third quarter a year ago. Average earning assets increased 5% on a linked-quarter and 4% on a year-over-year basis. Net interest margin was 3.43%, down 16 basis points from the preceding quarter, and 30 basis points from the third quarter a year ago. The lower margin reflects higher funding costs, narrower spreads on both commercial and consumer loans, and lower levels of free funds.
Average portfolio loans were $104.4 billion for the third quarter of 2007, up from $99.7 billion in the second quarter of 2007, and $97.4 billion in the third quarter of 2006. The higher average portfolio balance reflects growth in commercial loans, recent acquisitions, and the transfer of held for sale home equity lines and loans to portfolio.
The provision for credit losses was $361 million in the third quarter, up from $143 million in the preceding quarter and $73 million in the third quarter a year ago. The higher provision for credit losses in the third quarter reflects recent adverse trends in delinquent loans and nonperforming assets, particularly among residential real estate and home equity loans, exacerbated by weakness in the housing market.
Noninterest income was $624 million in the third quarter of 2007, compared to $764 million in the second quarter of 2007, and $877 million in the third quarter a year ago. The net loss from loan sales was $74 million in the third quarter of 2007, compared to loan sale revenue of $110 million in the second quarter of 2007 and $215 million the third quarter of 2006. The net loss that occurred in the third quarter of 2007 was due to disruption in the markets for certain non-agency eligible mortgage loans. Loan servicing revenue increased on both a linked-quarter and year-over-year basis due primarily to more favorable MSR hedging results. Noninterest expense increased compared to the second quarter of 2007 and the third quarter a year ago due to the Corporation’s obligation to Visa described above, as well as asset impairments, severance and litigation costs associated with our mortgage business. Management expects that additional severance costs will be incurred in the fourth quarter of 2007 as the result of corporate-wide efforts to further reduce costs.
Comparisons of results to prior periods are affected by recently completed acquisitions and divestitures. On September 1, 2007, the Corporation completed its acquisition of MAF Bancorp. On January 5, 2007 and December 1, 2006 the Corporation completed its acquisitions of Fidelity Bankshares and Harbor Florida Bancshares, respectively. On December 30, 2006, the Corporation completed the sale of its First Franklin nonconforming mortgage origination and sale business and related servicing platform.
RESULTS OF OPERATIONS
Net Interest Income
This section should also be reviewed in conjunction with the daily average balances/net interest income/rates tables presented on pages 81-83 of this financial review.
Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for federal income tax purposes. To compare the tax-exempt asset yields to taxable yields, interest amounts earned are adjusted to the pretax-equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustment to net interest income was $7 million and $22 million for the third quarter and first nine months of 2007, respectively, and $8 million and $22 million for the same periods of 2006, respectively.
Tax-equivalent net interest income was $1.1 billion and $3.3 billion for the third quarter and first nine months of 2007, respectively, down from $1.2 billion and $3.5 billion for the same periods in 2006. Tax-equivalent net interest income for the third quarter of 2007 was approximately equivalent to the preceding quarter. Net interest margin was 3.43% in the third quarter of 2007, down from 3.59% in the preceding quarter, and 3.73% in the third quarter of 2006. Net interest margin for the first nine months of 2007 was 3.57%, down from 3.76% for the same period a year ago.

The decrease in tax-equivalent net interest income compared to the third quarter of 2006 was the result of a lower margin offset somewhat by an increase in average earning assets. The lower margin for the third quarter of 2007 is reflective of higher funding costs associated with a larger than expected balance sheet, narrower spreads on both commercial and consumer loans, and lower levels of free funds. The larger balance sheet is a result of disruption in the mortgage markets, recent acquisitions, as well as growth in the commercial loan portfolio. The decrease in tax-equivalent net interest income compared to the nine months ended September 30, 2006 was the result of a lower margin as average earning assets were stable. The lower margin for the third quarter of 2007 was primarily the result of increased funding costs.
Further discussion of trends in the loan portfolio and detail on the mix of funding sources is included in the Financial Condition section beginning on page 64.
Noninterest Income
Details of noninterest income follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Deposit service charges and fees	$229	$223	$214	$656	$606
Loan sale revenue	(74)	110	215	111	644
Loan servicing revenue	159	96	104	287	39
Trust and investment management fees	79	84	74	237	227
Leasing revenue	41	46	54	142	175
Brokerage revenue	41	54	35	135	99
Other service fees	34	33	34	102	103
Card-related fees	31	29	27	92	81
Insurance revenue	29	35	33	98	98
Principal investment gains, net	24	20	30	54	88
Securities (losses)/gains	—	(1)	—	26	13
Derivatives (losses)/gains	(5)	(7)	23	(35)	6
Other	36	42	34	104	138

Total noninterest income	$624	$764	$877	$2,009	$2,317

Deposit service revenue increased on both a linked-quarter and year-over-year basis reflecting growth in customer overdraft, nonsufficient funds, and debit card fees. Core deposits, excluding escrow funds, grew to $83.1 billion at September 30, 2007, up from $75.3 billion at June 30, 2007, and $65.2 billion at September 30, 2006. The number of deposit accounts has grown and has been aided by recent acquisitions.
Loan sale revenue includes gains/(losses) realized upon loan sale or securitization, fair value write-downs on loans held for sale, and derivative gains/(losses) for hedges of mortgage loans and mortgage loan commitments. Revenue by loan type is shown below:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Residential real estate	$(78)	$94	$179	$63	$505
Commercial loans	8	10	15	34	81
Other consumer loans	(4)	6	21	14	58

Total loan sale revenue	$(74)	$110	$215	$111	$644

During the third quarter of 2007, the markets for sale of many mortgage and home equity loans were disrupted. Potential buyers withdrew from the market given heightened concerns over credit quality of borrowers and continued deterioration in the housing markets. In response to these conditions, management curtailed the production of non-agency eligible mortgage and home equity products and transferred certain unsalable loans to portfolio. Sales of residential real estate completed during the third quarter primarily represent agency-eligible mortgage loans as well as completion of previously committed transactions to sell non-agency eligible mortgages and home equity loans. Completion of other pre-existing sales commitments has been uncertain in the current market as buyers have delayed settlement of trades or have rejected a large number of loans. Given these factors, management expects that a lower volume of residential real estate and home equity sales will occur in the remainder of the year.

Residential real estate loan sales produced a loss in the third quarter of 2007 due to net losses realized upon sale and fair value write-downs on loans held for sale. Profitability of residential real estate loan sales was adversely affected by a market imbalance between supply and demand for certain types of mortgage loans, higher trade fallout, and higher losses on scratch and dent sales. Fair value write-downs recognized on mortgage loans held for sale were $43 million in the third quarter of 2007 and $66 million on a year-to-date basis in 2007, with no such write-downs in the comparable periods in 2006. Residential real estate loan sales decreased on a year-over-year basis due to the above factors as well as the sale of the Corporation’s former First Franklin nonconforming mortgage unit in late 2006. Loan sale revenue associated with First Franklin was $62 million and $235 million in the third quarter and the first nine months of 2006, respectively.
Commercial loan sale revenue decreased on a year-to-date basis due to a lower volume in 2007, as well as a nonrecurring $26 million gain on sale of certain commercial leases in the prior year.
Other consumer loan sales include home equity lines of credit, credit card, and student loans. Home equity lines of credit originated for sale were $1.7 billion in the third quarter of 2007, $2.9 billion in the second quarter of 2007, and $2.6 billion in the third quarter a year ago. Home equity lines sold were $684 million in the third quarter of 2007, $463 million in the second quarter of 2007 and $1.3 billion in the third quarter a year ago. Sales of home equity lines of credit were disrupted in the third quarter by the previously described adverse market conditions. The Corporation suspended production of home equity lines of credit through brokers in August.
Net student loan sale revenue was $1 million in the third quarter of 2007, $15 million in the second quarter of 2007, and $1 million in the third quarter of 2006. Student loan sales are seasonal with the highest volume of sales typically occurring in the second quarter.
The Corporation typically retains the right to service the mortgage loans it sells. Upon sale, the Corporation recognizes a mortgage servicing right (MSR), which represents the present value of the estimated net servicing cash flows to be realized over the estimated life of the underlying loan. The carrying value of MSRs was $2.5 billion at September 30, 2007 and June 30, 2007, up from $2.3 billion at September 30, 2006.
Loan servicing revenue includes net contractual servicing fees, late fees, ancillary fees, servicing asset valuation adjustments, and gains or losses on derivatives and securities utilized to hedge mortgage servicing assets. The components of loan servicing revenue by product type follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Residential real estate	$114	$49	$68	$157	$(77)
Other consumer loans	42	44	33	120	108
Commercial real estate	3	3	3	10	8

Total loan servicing revenue	$159	$96	$104	$287	$39

The components of residential real estate (mortgage) loan servicing revenue/(loss) are as follows:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Net contractual servicing fees	$134	$128	$158	$391	$459
Servicing asset time decay and payoffs	(84)	(89)	(99)	(259)	(302)
MSR hedging gains/(losses):
Servicing asset valuation changes	(89)	315	(318)	171	28
Gains/(losses) on related derivatives	153	(305)	327	(146)	(262)

Net MSR hedging gains/(losses)	64	10	9	25	(234)

Total mortgage servicing revenue/(loss)	$114	$49	$68	$157	$(77)

Residential real estate servicing revenue increased in the third quarter of 2007 due to growth in the portfolio serviced for others and better MSR hedging results. Mortgage loans serviced for others grew to $173.7 billion at September 30, 2007, up from $167.4 billion at June 30, 2007, and $162.2 billion at September 30, 2006. The value of MSRs can fluctuate significantly. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of MSRs.

The Corporation manages the risk associated with declines in the value of MSRs using derivative instruments and securities. As shown in the above table, net MSR hedging gains were $64 million in the third quarter of 2007, compared to $10 million in the second quarter of 2007 and $9 million in the third quarter a year ago. On a year-to-date basis, net MSR hedging gains were $25 million in 2007 versus a loss of $234 million in 2006. Unrealized net gains associated with derivatives utilized to hedge MSRs were $54 million as of September 30, 2007. The ultimate realization of these gains can be affected by changes in interest rates, which may increase or decrease the ultimate cash settlement of these instruments.
Comparisons of residential real estate servicing revenue to the prior year are affected by certain nonrecurring revenues and other unusual items recognized in 2006. The Corporation’s former nonconforming mortgage servicing platform contributed $12 million of servicing revenue in the third quarter of 2006 and $41 million in the first nine months of 2006. As this unit was sold in late 2006, there were no comparable revenues in 2007. In the first nine months of 2006, implementation of a new prepayment model resulted in a one-time decrease to the MSR valuation of $56 million.
Other consumer loans servicing revenue increased on a year-over-year basis due to growth in the portfolio of loans serviced for others. The Corporation began selling home equity lines on a servicing retained basis in late 2005 and home equity loans servicing retained in mid 2006.
Trust and investment management fees decreased on a linked-quarter basis due primarily to tax preparation services which are billed in the second quarter. On a year-over-year basis, more personal trust business contributed to higher revenues in 2007. Leasing revenue declined on both a linked-quarter and year-over-year basis due to continued run-off of the leased automobile portfolio. Brokerage revenue decreased on a linked-quarter basis due to a lower volume of advisory services. On a year-over-year basis, higher brokerage commissions and lower trading losses contributed to the higher revenues in 2007. Insurance revenue declined on both a linked-quarter and year-over-year basis due to lower volumes of forced placed hazard insurance.
Principal investments represent direct investments in private and public companies and indirect investments in private equity funds. Principal investment gains include both market value adjustments and realized gains from sales of these investments. Principal investment results can vary from period to period due to changes in fair value and decisions to sell versus hold various investments.
No significant security gains or losses occurred in the third quarter of 2007. Earlier in the year, certain fixed income investments used for balance sheet management purposes were sold, resulting in a realized gain. Security gains for the first nine months of 2006 included an $11 million gain on the liquidation of the Corporation’s former bank stock fund.
Derivative (losses)/gains include certain ineffective hedge gains and losses on derivatives designated as SFAS 133 qualifying hedges, and fair value adjustments on derivatives not designated as SFAS 133 qualifying hedges. These derivatives are held for trading purposes, to hedge the fair value of certain recognized assets and liabilities, and to hedge certain forecasted cash flows. Derivatives used to hedge mortgage loans held for sale and MSRs are presented within loan sale revenue and loan servicing revenue, respectively. Losses were recognized on derivatives held for trading and interest-rate risk management purposes in the third quarter of 2007 versus gains recognized on these positions in the third quarter of last year.
There were no significant unusual items in other noninterest income in the third quarter or the first nine months of 2007. Other noninterest income for 2006 included $36 million of income related to the release of a chargeback guarantee liability associated with a now-terminated credit card processing agreement.
Noninterest Expense
Details of noninterest expense follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Salaries, benefits, and other personnel	$642	$642	$649	$1,917	$1,926
Impairment, fraud, and other losses	265	16	22	302	54
Third-party services	81	89	87	256	257
Net occupancy	77	76	73	231	220
Equipment	76	85	74	244	232
Marketing and public relations	41	45	36	119	102
Postage and supplies	34	33	37	108	108
Leasing expense	28	33	38	95	123
Intangible asset amortization	20	19	13	56	34
Insurance	19	23	28	67	85
State and local taxes	19	23	20	62	60

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Travel and entertainment	18	21	18	57	56
Telecommunications	18	19	18	55	56
Other	65	64	71	193	194

Total noninterest expense	$1,403	$1,188	$1,184	$3,762	$3,507

Included within noninterest expense were acquisition-related integration costs of $13 million for the third quarter of 2007, $20 million for the second quarter of 2007, and $3 million for the third quarter of 2006. On a year-to-date basis, acquisition-related integration costs were $49 million in 2007 and $5 million in 2006. The higher costs in 2007 reflect three recently completed acquisitions.
Details of salaries, benefits, and other personnel expense follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(Dollars in Millions)	2007	2007	2006	2007	2006

Salaries and wages	$366	$354	$355	$1,070	$1,061
Incentive compensation	165	190	218	514	593
Deferred personnel costs	(76)	(88)	(105)	(239)	(299)
Medical and other benefits	49	46	43	142	137
Contract labor	41	35	38	108	116
Payroll taxes	35	36	35	120	127
Retirement plans	22	24	21	77	71
Stock-based compensation	15	22	16	60	49
Deferred compensation	(3)	12	10	13	24
Severance and other	28	11	18	52	47

Total salaries, benefits, and other personnel	$642	$642	$649	$1,917	$1,926

Full-time-equivalent employees	34,024	32,445	33,621

Salaries, benefits, and other personnel costs were flat compared to the second quarter of 2007. Salaries and wages increased compared to the second quarter of 2007 due to an increase in full-time equivalent employees due to a recent acquisition. Incentive compensation decreased due to lower loan originations in the third quarter of 2007 as well as lower anticipated payouts for corporate incentive plans. Deferred personnel costs decreased compared to the second quarter of 2007 due to lower levels of loan originations and a decrease in capitalized labor for internally developed software. Market value adjustments on deferred compensation liabilities decreased in the third quarter of 2007 due to a decrease in the investment indices used to value these obligations. Severance expense increased due to actions taken to restructure the mortgage business during the third quarter of 2007.
On a year-over-year basis, salaries, benefits and other personnel costs decreased slightly as lower incentive and deferred compensation expenses was partially offset by lower deferrals of personnel costs and increased severance costs. Incentive compensation and deferred personnel costs were lower during 2007 due to decreased mortgage loan originations as a result of the sale of the First Franklin nonconforming mortgage origination and servicing platform during the fourth quarter of 2006. Deferred compensation expense decreased and severance costs increased on a year-over-year basis for the same reasons previously described.
Impairment, fraud, and other losses increased from prior periods due to a $157 million charge recorded during the third quarter of 2007 to recognize the Corporation’s liability for its obligation as a Visa member bank to share in the cost of litigation recently settled by Visa. Also contributing to the increase was a $44 million asset impairment charge recorded as part of the mortgage business restructuring, certain legal losses, including a $25 million settlement in a class action lawsuit, and an increase in early debt termination penalties recorded during the third quarter of 2007. These items were partially offset by a decrease in the provision for losses on private mortgage insurance.
Net occupancy costs increased on a year-over-year basis due to an increase in depreciation expense, building operating costs. and maintenance expenses as a result of an increase in property and equipment due to recent acquisitions.
Equipment costs increased on a year-to-date basis due to higher technology and software costs.
Marketing and public relations increased on a year-over-year and year-to-date basis is due to increased marketing efforts in the newly acquired markets, particularly Florida.
Leasing expense decreased on a year-over-year and year-to-date basis due to a smaller portfolio of equipment leased to others.
Intangible asset amortization increased on a year-over-year and year-to-date basis due to amortization related to core deposits intangibles recorded for recent acquisitions.

Insurance costs decreased from prior periods due to lower mortgage insurance costs on run-off residential real estate and consumer loan portfolios.
Other noninterest expense was flat on a linked-quarter basis and decreased slightly on a year-over-year basis due to lower losses on community development and civic partnerships, lower third-party collection fees, partially offset by increased expenses related to other real estate owned (OREO).
The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and noninterest income, was 81.31% in third quarter of 2007, compared to 63.83% in the second quarter of 2007, and 58.43% in the third quarter of 2006. The efficiency ratio was 70.65% and 60.27% for the first nine months of 2007 and 2006, respectively. The higher efficiency ratio on a linked-quarter basis reflected lower noninterest income, driven mainly by decreased loan sale revenue, along with increased noninterest expense due to asset impairment, severance charges, and other losses recorded during the third quarter of 2007. The higher efficiency ratio on a year-over-year comparison reflected both lower net interest income as a result of higher funding costs, in addition to lower noninterest income driven by lower loan sale revenue and higher noninterest expense as described previously.
Income Taxes
For the third quarter of 2007, an income tax benefit of $27 million was recognized on a pre-tax loss of $46 million, representing a 58.4% effective tax rate. The effective tax rate was 33.6% in the preceding quarter, and 30.9% in the third quarter a year ago. On a year-to-date basis, the effective tax rate was 30.4% in 2007 versus 31.5% in the prior year.
Line of Business Results
The Corporation’s businesses are organized by product and service offerings as well as the distribution channels through which these products and services are offered. Effective January 1, 2007, the Corporation implemented a reorganization of its management structure resulting in the following five reportable segments: Retail Banking, Commercial Banking-Regional, Commercial Banking-National, Mortgage Banking, and Asset Management. Further discussion of the activities of each of these businesses is presented in Note 25. All revenues and expenses not directly associated with or allocated to these segments are reported within Parent and Other. Parent and Other also includes revenues and expenses associated with discontinued products or services and exited businesses, including the former First Franklin origination and servicing platform and the remaining run-off portfolio.
Summary results of operations for each business, as well as management’s discussion of these results, follow. Comparisons of third quarter and year-to-date 2007 results to prior periods are affected by recent acquisition and divestiture activities, as well as unusual or nonrecurring transactions described further below.
Retail Banking: This business provides banking products and services to consumers and small businesses within National City’s nine state footprint.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Tax-equivalent net interest income	$579	$553	$510	$1,675	$1,485
Provision for credit losses	70	58	47	191	100
Noninterest income	289	301	274	857	789
Noninterest expense	510	480	425	1,457	1,245
Net income	175	193	192	537	571

Net interest income increased on both a linked-quarter and year-over-year basis due to growth in loans and deposits. Noninterest income decreased on a linked quarter basis primarily due to seasonally lower student loan sales and lower insurance revenues. Noninterest income increased compared to the third quarter last year due to more customer overdraft and nonsufficient funds transactions, as well as higher debit card fees. Average core deposits were $66.8 billion for the third quarter of 2007, $63.2 billion for the second quarter of 2007, and $55.5 billion for the third quarter a year ago. Noninterest expense increased on a linked-quarter basis due to higher incentive compensation and corporate allocated costs associated with higher business volumes. On a year-over-year basis, higher occupancy, technology and reinsurance costs also contributed to higher operating expenses in 2007.
On a year-to-date basis, net interest income increased in 2007 on higher average outstanding loans and deposits. The provision for credit losses was larger in 2007 due to growth in the loan portfolio. In addition, the 2006 provision for credit losses benefited from lower credit losses following the change in consumer bankruptcy laws in late 2005, as well as enhancements to the estimation of other consumer revolving credit losses. Noninterest income increased due to growth in deposit service fees associated with growth in the number of deposit accounts and fee-generating transactions. Noninterest expense increased due to higher incentive compensation as well as higher insurance expense.
Commercial Banking — Regional: This business provides banking products and services to large and medium-sized companies within National City’s nine state footprint. During the third quarter of 2007, a change in management occurred for the Commercial Banking businesses. As a result, commercial leasing, derivatives, investment banking and public finance, which were previously reported within Commercial Banking — Regional, are now presented within Commercial Banking — National. Prior periods’ results have been reclassified to conform with the current presentation.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Tax-equivalent net interest income	$272	$272	$271	$826	$798
Provision for credit losses	29	37	19	69	44
Noninterest income	59	60	58	175	169
Noninterest expense	137	139	128	406	390
Net income	101	97	112	325	329

Net interest income was stable compared to the preceding quarter and the third quarter a year ago, as growth in loans and deposits offset the effects of lower loan spreads. Credit quality of the commercial loan portfolio has been relatively stable with the exception of certain areas of commercial real estate, mainly exposures to residential developers. Noninterest income for the third quarter of 2007 was stable compared to the preceding quarter and third quarter last year. Operating expenses were flat compared to the preceding quarter but increased compared to the third quarter a year ago due to higher business volumes. On a year-to-date basis, net interest income increased on higher loans and deposits. Noninterest income and noninterest expense were modestly higher in 2007.
Commercial Banking — National: This business provides banking products and services to targeted customer segments in selected industries or distribution channels, as well as to corporate customers outside of National City’s branch footprint. As discussed above, commercial leasing, derivatives, investment banking and public finance, which were previously reported within Commercial Banking — Regional, are now presented within Commercial Banking — National. Prior periods’ results have been reclassified to conform with the current presentation.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Tax-equivalent net interest income	$119	$115	$113	$352	$343
Provision/(benefit) for credit losses	46	(2)	(12)	8	(12)
Noninterest income	98	114	109	324	380
Noninterest expense	101	108	92	322	285
Net income	44	77	100	216	295

Net interest income was modestly higher on both a linked-quarter and year-over-year basis. Loan growth offset the effects of narrower loan spreads. The larger provision for credit losses in the third quarter of 2007 reflects deteriorating credit quality of loans to national residential real estate developers. Noninterest income decreased compared to the preceding quarter primarily due to lower brokerage revenue. Compared to the third quarter a year ago, noninterest income decreased due to lower gains on loan sales and principal investments. Principal investments gains were $24 million in the third quarter of 2007, $20 million in the second quarter of 2007, and $30 million in the third quarter of 2006. Operating expenses decreased on a linked-quarter basis due to lower incentive compensation. Operating expenses increased compared to the third quarter a year ago due to new business.
On a year-to-date basis, net interest income was slightly higher than the prior year. Noninterest income decreased compared to the prior year primarily to lower principal investments gains and loan sales, partially offset by higher brokerage revenue. Principal investment gains were $54 million and $95 million for the first nine months of 2007 and 2006, respectively. The first nine months of 2006 included a $27 million gain on sale of commercial leases which did not reoccur in 2007. Noninterest expense increased compared to the prior year due to higher personnel costs and expenses associated with new business.
Mortgage Banking: This business originates residential mortgages, home equity loans, and home equity lines of credit within National City’s banking footprint and on a nationwide basis. During the third quarter of 2007, the mortgage markets experienced unprecedented disruption resulting in an inability to sell certain non-agency eligible mortgage and home equity products. As a result, management curtailed the production of broker-originated home equity lines and loans and transferred approximately $4.4 billion of unsalable home equity lines and loans to portfolio. Further, management curtailed the production of non-agency eligible first and second mortgages originated by both its retail and wholesale channels and significantly reduced residential construction lending. Management also merged the former National Home Equity division into National City Mortgage. The Mortgage Banking segment reported a net loss in the third quarter of 2007 due to these adverse market conditions, the resulting restructuring initiatives and the settlement of certain litigation.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Tax-equivalent net interest income	$165	$178	$146	$505	$461
Provision for credit losses	189	19	38	237	53
Noninterest income	44	164	208	293	232
Noninterest expense	290	223	203	717	609
Net (loss)/income	(167)	61	70	(97)	20

Net interest income decreased on a linked-quarter basis due to lower loan spreads and higher nonperforming assets. Net interest income increased on a year-over-year basis due to higher average loans outstanding. The higher provision for credit losses in the third quarter of 2007 reflects worsening delinquency and charge-off trends, particularly among construction loans and home equity lines and loans originated in early 2007.
Noninterest income decreased on both linked-quarter and year-over-year basis due to a net loss on loan sales for the third quarter of 2007. Adverse market conditions resulted in lower gains on sale of loans, more failed trades, higher scratch and dent losses, and fair value write-downs on loans held for sale. Loan servicing revenue grew to $121 million in the third quarter of 2007, up from $71 million in the second quarter of 2007, and $61 million in the third quarter a year ago. The unpaid principal balance associated with loans serviced for others grew to $183.6 billion at September 30, 2007, up from $177.0 billion at June 30, 2007 and $167.4 billion at September 30, 2006. Net MSR hedging gains were $64 million in the third quarter of 2007, $10 million in the second quarter of 2007, and $9 million in the third quarter a year ago. Noninterest expense increased on both a linked-quarter and year-over-year basis due to asset impairment and severance costs of approximately $62 million, as well as litigation settlement for $25 million.
On a year-to-date basis, net interest income decreased due to lower spreads and higher nonperforming assets. Noninterest income increased in 2007 due to better MSR hedging results, which offset lower loan sale revenue. Net pretax MSR hedging gains were $25 million in the first nine months of 2007 versus net losses of $234 million in the first nine months of 2006, inclusive of a $56 million fair value write-down associated with implementing a new prepayment model. Loan sale revenue decreased, due to the market conditions described above, to $73 million for the first nine months of 2007 compared to $299 million in the comparable period last year. Noninterest expense increased compared to the prior year for the same reasons described above.
Asset Management: This segment includes both institutional asset management and personal wealth management services.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Tax-equivalent net interest income	$33	$34	$28	$101	$80
Provision/(benefit) for credit losses	8	2	2	10	(2)
Noninterest income	93	101	87	283	265
Noninterest expense	88	87	82	255	242
Net income	20	28	19	74	65

Net interest income was stable compared to the second quarter of 2007 but increased compared to the third quarter of 2006 on higher average loans and deposits. Noninterest income decreased on a linked-quarter basis primarily due to seasonal tax preparation fees earned in the prior quarter. Noninterest income increased compared to third quarter a year ago due to higher volumes of trust and brokerage business. Operating expenses were flat compared to the second quarter but up compared to the third quarter a year ago due to higher incentive compensation. Assets under administration grew to $116.9 billion at September 30, 2007, from $112.2 billion at December 31, 2006, and $111.4 billion at September 30, 2006.
On a year-to-date basis, net interest income increased in 2007 on higher average loans and deposits. Noninterest income increased in 2007 on higher trust and investment management fees as well as higher brokerage revenues. Noninterest expense increased due to higher personnel and product support costs associated with higher business volumes.
Parent and Other: Parent and Other includes the results of investment funding activities, run-off portfolios associated with discontinued businesses, unallocated corporate income and expense, intersegment revenue and expense eliminations, and reclassifications. Parent and Other also includes the historical operating results of the former First Franklin nonconforming mortgage origination and servicing platform. Comparisons with prior periods are also affected by acquisition integration costs and other unusual or infrequently occurring items.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Tax-equivalent net interest (expense)/income	$(66)	$(55)	$82	$(143)	$334
Provision/(benefit) for credit losses	20	30	(21)	96	(24)
Noninterest income	42	25	141	78	482
Noninterest expense	278	150	253	604	737
Net (loss)/income	(192)	(109)	33	(408)	178

Net interest expense increased compared to both the preceding quarter and the third quarter of last year as the loan portfolios within Parent and Other are all in run off. Average loans outstanding were $9.1 billion in the third quarter of 2007, $10.1 billion in the preceding quarter, and $21.9 billion in the third quarter a year ago. In addition, funding costs increased in the third quarter of 2007 as the Corporation increased its purchased funding levels to support a larger balance sheet. The higher provision for credit losses in 2007 reflects deterioration in the credit quality of the First Franklin nonconforming mortgage loan run-off portfolio, partially offset by other adjustments.
Noninterest income increased on a linked-quarter basis but was down significantly from the third quarter a year ago. There were no unusual transactions in either the third or second quarters of 2007. In the third quarter of 2006, the First Franklin unit contributed $73 million to noninterest income. As this unit was sold in late 2006, there is no comparable revenue in 2007.
Noninterest expense increased on both a linked-quarter and year-over-year basis. Noninterest expense for the third quarter of 2007 included losses of $157 million representing the Corporation’s obligation as a Visa member bank to share the cost of certain litigation recently settled by Visa. Lower incentive compensation and acquisition integration costs were incurred in the third quarter of 2007 compared to the preceding quarter. Acquisition integration costs were $13 million in the third quarter of 2007, $20 million in the second quarter of 2007, and $3 million in the third quarter of 2006. Compared to a year ago, operating expenses have decreased primarily due to the sale of the First Franklin unit.
On a year-to-date basis, net interest expense increased due primarily to continued run-off of the loan portfolio. The higher provision for credit losses in 2007 reflects the deteriorating credit quality of the nonconforming mortgage portfolio. Noninterest income decreased as the prior year included $272 million of loan sale and servicing revenue associated with First Franklin. Noninterest income for the first nine months of 2007 included a $23 million fair value write-down on First Franklin loans which were transferred from held for sale to portfolio early in the first quarter of 2007. Noninterest income for 2006 also benefited from $36 million of income related to the release of a chargeback guarantee liability from a now-terminated credit card processing contract. Noninterest expense decreased in 2007 due to the sale of First Franklin in late 2006 and lower incentive compensation in 2007.
FINANCIAL CONDITION
This section should also be reviewed in conjunction with the average balance sheets presented on pages 80-83.
Average Earning Assets

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Portfolio loans
Commercial	$28,616	$28,018	$26,013	$27,885	$25,111
Commercial leases	4,235	4,061	3,532	4,093	3,494
Commercial construction	8,225	7,854	6,510	7,899	6,065
Commercial real estate	13,548	12,919	12,061	13,150	12,061
Residential real estate	26,546	24,384	25,701	24,892	28,546
Home equity lines of credit	15,609	14,010	15,629	14,680	17,880
Credit card and other unsecured lines of credit	3,356	3,099	2,654	3,159	2,566
Other consumer	4,304	5,344	5,304	5,040	5,778

Total portfolio loans	104,439	99,689	97,404	100,798	101,501
Loans held for sale or securitization	12,643	12,615	15,065	12,346	12,240
Securities (at amortized cost)	7,835	7,143	7,874	7,561	7,799
Other	3,332	2,897	2,783	3,365	2,692

Total earning assets	$128,249	$122,344	$123,126	$124,070	$124,232

Average portfolio loans increased by 5% in the third quarter of 2007 from the previous quarter, and by 7% from the year ago quarter. The linked-quarter and year ago quarter increases were primarily due to strong commercial loan growth, loans acquired in recent acquisitions and the transfer of $4.4 billion of home equity loans and lines of credit from loans held for sale to portfolio loans. Compared to the year ago quarter, these increases were partially offset by the sale of $3.9 billion of nonconforming mortgage loans in late 2006.
Average portfolio loans decreased slightly during the first nine months of 2007 over the comparable period a year ago for the same reasons as described above. Management expects overall portfolio loan balances will increase slightly for the remainder of the year due to commercial loan growth and the potential transfer of more loans from held for sale.
Average loans held for sale or securitization were stable compared to the preceding quarter but decreased by 16% from the year ago quarter. The decrease from the year ago quarter was due to the sale of First Franklin in late 2006. Average loans held for sale or securitization for the first nine months of 2007 were comparable to the same period a year ago as increased mortgage and home equity production offset the decrease in First Franklin mortgage loans held for sale as described above.
The following table summarizes the period-end commercial, commercial leases, commercial construction and commercial real estate portfolios by major industry and exposure to individual borrowers as of September 30, 2007.

	Outstanding	% of	Average Loan	Largest Loan to a Single
(Dollars in Millions)	Balance	Total	Balance Per Obligor	Obligor

Real estate	$18,622	33%	$1.0	$93
Consumer cyclical	9,748	17	1.1	80
Industrial	7,373	13	1.4	103
Consumer noncyclical	6,562	11	.6	49
Basic materials	4,176	7	1.8	67
Financial	3,762	7	2.0	104
Services	2,082	4	.4	57
Energy and utilities	1,030	2	1.2	35
Technology	697	1	3.9	46
Miscellaneous	3,144	5	.3	43

Total	$57,196	100%

Average Interest Bearing Liabilities and Funding

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2007	2007	2006	2007	2006

Noninterest bearing deposits	$16,690	$16,875	$16,740	$16,798	$16,854
Interest bearing core deposits	64,794	61,089	52,679	61,811	52,096

Total core deposits	81,484	77,964	69,419	78,609	68,950
Purchased deposits	12,018	12,060	14,088	11,869	14,152
Short-term borrowings	8,769	9,433	8,801	8,179	8,354
Long-term debt	26,306	23,111	29,432	24,866	31,404

Total purchased funding	47,093	44,604	52,321	44,914	53,910
Stockholders’ equity	12,636	12,231	12,687	13,082	12,574

Total funding	$141,213	$134,799	$134,427	$136,605	$135,434

Total interest bearing liabilities	$111,887	$105,693	$105,000	$106,725	$106,006

Total core deposits, excluding mortgage escrow deposits and HELOC custodial balances	$77,613	$74,047	$65,033	$74,832	$64,816

The percentage of each funding source to total funding follows:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
	2007	2007	2006	2007	2006

Noninterest bearing deposits	11.8%	12.5%	12.5%	12.3%	12.4%
Interest bearing core deposits	45.9	45.3	39.2	45.2	38.5

Total core deposits	57.7	57.8	51.7	57.5	50.9
Purchased deposits	8.5	9.0	10.5	8.7	10.4
Short-term borrowings	6.2	7.0	6.5	6.0	6.2
Long-term debt	18.7	17.1	21.9	18.2	23.2

Total purchased funding	33.4	33.1	38.9	32.9	39.8
Stockholders’ equity	8.9	9.1	9.4	9.6	9.3

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Interest bearing core deposits have increased as a percentage of total funding due to recent acquisitions and consumer preference for interest bearing products in a higher rate environment. Additionally, core deposits are a larger percentage of funding due to recent acquisitions and continued deposit growth which has reduced the need for purchased funds. Long-term debt increased on a linked quarter basis due to additional funding needed to support a larger balance sheet in the third quarter.
Capital
The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. Further detail on capital and capital ratios is included in Notes 17 and 18 to the Consolidated Financial Statements. Information on stockholders’ equity is presented in the following table.

(Dollars in Millions, Except Per Share Amounts)	September 30, 2007	December 31, 2006	September 30, 2006

Stockholders’ equity	$13,843	$14,581	$12,902
Equity as a percentage of assets	8.98%	10.40%	9.34%
Book value per common share	$21.86	$23.06	$21.44

The following table summarizes share repurchase activity for the third quarter of 2007.

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number	Average	Publicly Announced	Purchased Under the
	of Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased(a)	Per Share	Authorizations(b)	Authorizations

July 1 to July 31, 2007	68,378	$32.52	—	38,724,400
August 1 to August 31, 2007	307,015	29.87	—	38,724,400
September 1 to September 30, 2007	1,006,185	25.77	1,000,000	37,724,400

Total	1,381,578	$27.02	1,000,000

(a)	Includes shares repurchased under the April 24, 2007 share repurchase authorizations, and shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

(b)	Included in total number of shares purchased [column (a)].
The Corporation’s Board of Directors has authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to previous authorizations. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. During the third quarter and first nine months of 2007, 1.0 million and 45.7 million shares of common stock were repurchased, respectively, compared to 4.3 million and 19.5 million shares for the comparable periods of 2006. Share repurchase activity will be limited during the remainder of 2007 to allow capital ratios to migrate towards the top of their target ranges.
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
National City declared and paid dividends per common share of $.41 during the third quarter of 2007, up two cents from the preceding quarter and the same quarter of 2006. The dividend payout ratio, representing dividends per share divided by earnings per share, was 111.2% and 47.9% for the first nine months of 2007 and 2006, respectively. The dividend payout ratio is continually reviewed by management and the Board of Directors, and the current intention is to pay out approximately 45% of earnings in dividends over time. On October 1, 2007, the Board of Directors declared a dividend of $.41 per common share, payable on November 1, 2007.
At September 30, 2007, the Corporation’s market capitalization was $15.9 billion. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in the following table.

	2007			2006
	Third	Second	First	Fourth	Third
NYSE: NCC	Quarter	Quarter	Quarter	Quarter	Quarter

High	$34.30	$38.32	$38.94	$37.47	$37.42
Low	24.88	33.08	34.82	35.29	34.50
Close	25.09	33.32	37.25	36.56	36.60

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
As of September 30, 2007, a $1.6 billion pool of nonconforming mortgage loans is subject to a credit risk transfer agreement to provide protection against unexpected catastrophic credit losses. The Corporation bears the risk of credit losses on this pool up to the first loss position, estimated at 3.5% of the initial pool balance. The counterparty to this arrangement would bear the risk of additional credit losses up to $263 million, subject to adjustment as the portfolio pays down. As of September 30, 2007, credit losses on this portfolio have not exceeded the Corporation’s first loss position, nor are they expected to. Estimated probable credit losses are included in the determination of credit losses.
The Corporation has purchased mortgage insurance to reduce its exposure to credit losses on certain first and second lien nonconforming mortgages, as well as certain home equity loans and lines of credit. These policies provide varying levels of coverage, deductibles, and stop loss limits. As of September 30, 2007, the outstanding balance of insured first and second lien nonconforming mortgage loans subject to this insurance was $1.5 billion and $1.6 billion, respectively; and the outstanding balance of insured home equity lines and loans was approximately $800 million. Credit losses covered by third-party insurance arrangements are excluded from the determination of the allowance for loan losses to the extent an insurance recovery is deemed probable. Certain of these insurance arrangements are subject to reinsurance by a wholly-owned subsidiary of the Corporation. Expected reinsurance losses are included within the provision for credit losses and the related reinsurance reserves are included in the allowance for loan losses in the Consolidated Financial Statements. See Note 21 for further information on reinsurance arrangements.
Market Conditions: During the quarter ending September 30, 2007, devaluation in the housing markets contributed to a greater rate of delinquencies among residential real estate and home equity borrowers. Borrowers who had reached interest rate reset dates and planned to refinance their outstanding loans to more affordable mortgages were frequently unable to do so. The result has been an increase in nonperforming loans, charge-offs and foreclosures among residential real estate and home equity loans. Management expects that the current weakness in the housing markets will continue through 2008, implying continuation of higher losses on residential real estate loans over the next several quarters.
Nonperforming Assets: Detail of nonperforming assets follows:

	September 30	December 31	September 30
(Dollars in Millions)	2007	2006	2006

Commercial loans	$142	$92	$107
Commercial leases	10	32	35
Commercial construction	234	109	72
Commercial real estate	181	111	97
Residential real estate	279	156	159
Home equity lines of credit	15	—	—

Total nonperforming loans	861	500	470
Other real estate owned (OREO)	324	229	197
Loans held for sale and other	26	3	22

Total nonperforming assets	$1,211	$732	$689

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	1.08%	.76%	.74%
Period-end total assets	.79	.52	.50

Nonperforming commercial loans increased due to a few large problem loans in diverse industries and regions. These included loans to a service company for $16 million involving fraud, a mortgage lender for $13 million, and a private client relationship for $10 million. Nonperforming commercial leases decreased compared to prior periods due to 2007 charge-offs of previously identified passenger airline leases. Nonperforming commercial construction and commercial real estate loans have increased due to systemic credit quality issues with residential real estate developers, particularly those operating in Florida and Michigan.
Nonperforming residential real estate loans increased due to loans transferred from held for sale and obtained in recent acquisitions, as well as more nonperforming construction loans in the Florida market. Certain home equity lines of credit are now classified as nonperforming due to a change in the charge-off policy in the second quarter of 2007. In prior periods, home equity lines of credit were charged-off in full at the time they would have otherwise reached nonperforming status. Home equity line of credit charge-offs now reflect only the principal and interest that exceed the estimated net realizable value of the collateral.
Other real estate owned (OREO) increased compared to year end and the third quarter a year ago due to higher foreclosure rates and slower home sales. These market conditions have resulted in more properties held in foreclosure for a longer period of time. Nonperforming mortgage loans held for sale at September 30, 2007 is primarily one loan to a single family housing developer.
As of September 30, 2007, loans to residential real estate developers represented approximately 20% of nonperforming loans. There were no other industry or geographic concentrations within nonperforming loans at September 30, 2007. At September 30, 2007, the Corporation had commitments to lend an additional $36 million to borrowers whose loans were classified as nonperforming.
Delinquent Loans: Detail of loans 90 days past due accruing interest follows:

	September 30	December 31	September 30
(In Millions)	2007	2006	2006

Commercial loans	$42	$31	$70
Commercial leases	—	—	3
Commercial construction	66	13	29
Commercial real estate	57	18	16
Residential real estate	1,152	704	619
Home equity lines of credit	55	37	24
Credit card and other unsecured lines of credit	34	35	24
Other consumer	11	11	11
Loans held for sale and other	43	89	53

Total loans 90 days past due accruing interest	$1,460	$938	$849

Commercial loan delinquencies increased compared to year end primarily due to growth in the portfolio. Commercial construction and commercial real estate delinquencies increased due to residential real estate developers in the Florida market and recent acquisitions. Residential real estate delinquencies increased due to borrowers unable to handle higher payment requirements due to interest rate resets. Higher delinquencies also occurred in residential construction loans due to weakness in the housing markets. Loans added to portfolio from recent acquisitions and transferred from held for sale also contributed to higher residential real estate and home equity lines of credit delinquencies at September 30, 2007. Delinquent credit card and other unsecured lines of credit increased compared to the third quarter a year ago as the prior year delinquency rate benefited from bankruptcy charge-offs which occurred early in 2006. Delinquent mortgage loans held for sale decreased compared to year end due to transfers of held for sale loans to portfolio.
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
A summary of the changes in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
(Dollars in Millions)	2007	2006	2007	2006

Balance at beginning of period	$1,136	$989	$1,131	$1,094
Provision for loan losses	368	70	635	164
Charge-offs:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
(Dollars in Millions)	2007	2006	2007	2006

Commercial	17	31	43	56
Commercial leases	8	6	46	54
Commercial construction	10	2	20	5
Commercial real estate	7	2	13	14
Residential real estate	71	81	194	173
Home equity lines of credit	34	20	77	56
Credit card and other unsecured lines of credit	29	20	92	68
Other consumer	13	12	40	49

Total charge-offs	189	174	525	475

Recoveries:
Commercial	6	8	16	27
Commercial leases	3	7	15	14
Commercial construction	—	—	—	—
Commercial real estate	4	2	9	5
Residential real estate	20	23	47	54
Home equity lines of credit	7	5	21	14
Credit card and other unsecured lines of credit	3	3	12	13
Other consumer	5	9	19	34

Total recoveries	48	57	139	161

Net charge-offs	141	117	386	314
Other (a)	10	(10)	(7)	(12)

Balance at end of period	$1,373	$932	$1,373	$932

Portfolio loans outstanding at period end	$111,991	$92,963	$111,991	$92,963
Allowance as a percentage of:
Portfolio loans	1.23%	1.00%	1.23%	1.00%
Nonperforming loans	159.4	198.3	159.4	198.3
Annualized net charge-offs	245.4	200.1	266.2	222.1

(a)	Other includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and reinsurance claims paid to third parties.
A summary of the changes in the allowance for losses on lending-related commitments follows:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
(Dollars in Millions)	2007	2006	2007	2006

Balance at beginning of period	$61	$77	$78	$84
Net provision for losses on lending-related commitments	(7)	3	(24)	(4)

Balance at end of period	$54	$80	$54	$80

Total provision for credit losses	$361	$73	$611	$160

Annualized net charge-offs as a percentage of average portfolio loans follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
	2007	2007	2006	2007	2006

Commercial loans	.17%	.12%	.37%	.13%	.16%
Commercial leases	.49	.94	(.18)	1.00	1.51
Commercial construction	.50	.25	.10	.35	.08
Commercial real estate	.08	(.06)	(.02)	.03	.09
Residential real estate	.76	.55	.90	.79	.56
Home equity lines of credit	.67	.36	.38	.51	.32
Credit card and other unsecured lines of credit	3.06	3.14	2.57	3.38	2.87
Other consumer	.67	.48	.26	.54	.35

Total net charge-offs to average portfolio loans (annualized)	.54%	.39%	.48%	.51%	.41%

Commercial loans net charge-offs were relatively stable on a linked-quarter basis and decreased compared to the third quarter a year ago which reflects the stable credit quality of this portfolio. Net charge-offs for commercial leases improved on a linked-quarter basis due to passenger airline lease charge-offs in the prior period. Expressed as an annualized percentage of average portfolio loans, net charge-offs for commercial construction can vary considerably from period to period due to the relatively small size of this portfolio.
Residential real estate and home equity line of credit net charge-offs increased on a linked-quarter and year-over-year basis due to the runoff nonconforming mortgage and home equity portfolios that have been affected by deterioration in the housing markets. In addition, a change in the charge-off policy for home equity loans, included within residential real estate, and home equity lines of credit reduced net charge-offs for the second quarter of 2007 by $7 million and $3 million, respectively. Net charge-offs for the third quarter of 2006 included $10 million of fraud-related losses and $14 million of fair value write-downs, recognized as charge-offs, upon transfer of a pool of nonconforming mortgage loans to held for sale. On a year-to-date basis, a change in charge-off practices for insured mortgage loans, to assume no insurance recovery on disputed claims, also contributed to the higher level of residential real estate net charge-offs in 2007. A smaller portfolio balance in 2007 also drove up the annualized charge-offs expressed as a percentage of portfolio loans.
Credit card and other unsecured lines of credit net charge-offs decreased on a linked-quarter basis due to seasonally lower balances and delinquencies, as well as better credit quality of the customer base. Credit card net charge-offs increased on a year-to-date basis due to the 2005 bankruptcy law changes which accelerated losses that would have been recognized in 2006 into 2005. Other consumer net charge-offs increased compared to prior periods primarily due to the aging of the indirect automobile loan portfolio which is in run-off.
Portfolio Loans: The percentage of portfolio loans in each category to total portfolio loans at period end follows:

	September 30	December 31	September 30
	2007	2006	2006

Commercial loans and leases	30.2%	32.5%	32.1%
Commercial construction and real estate	20.9	20.5	20.2
Residential real estate	26.1	23.0	22.5
Home equity lines of credit	15.6	15.3	16.5
Credit card and other consumer loans	7.2	8.7	8.7

Total	100.0%	100.0%	100.0%

Allowance for Loan Losses and Lending-Related Commitments: An allocation of the allowance for loan losses and allowance for losses on lending-related commitments by portfolio type is shown below.

	September 30	December 31	September 30
(In Millions)	2007	2006	2006

Allowance for loan losses:
Commercial loans and leases	$457	$459	$462
Commercial construction and commercial real estate	239	161	149
Residential real estate	342	259	85
Home equity lines of credit and other consumer loans	175	102	106
Credit card and other unsecured lines of credit	160	150	130

Total	$1,373	$1,131	$932

Allowance for losses on lending-related commitments:
Commercial	$54	$78	$80

The total allowance for loan losses increased compared to year end due to a higher loan portfolio and deterioration in commercial and consumer loans associated with residential real estate. Acquisitions increased the allowance for loan losses by $56 million in 2007 and by $21 million in the fourth quarter of 2006.
The allowance allocated to the commercial portfolio was relatively flat compared to prior periods, reflecting stable credit quality. Additionally, a refinement occurred in the method of applying commercial and commercial real estate loan recoveries in 2007 which lowered the overall required allowance. A higher allowance was allocated to the commercial construction and commercial real estate portfolios due to changes in portfolio mix inclusive of recent acquisitions.
The allowance allocated to both the residential real estate and home equity lines of credit portfolios increased compared to prior periods due to higher portfolio balances, combined with overall lower credit quality of these portfolios. Portfolio loan balances increased due to recent acquisitions, as well as the third quarter transfer of held for sale home equity product to portfolio. These transferred loans were of lower credit quality than portfolio loans, having been originated to capital market standards. Residential real estate delinquencies, charge-offs and foreclosures all continue to rise, particularly among nonconforming and home equity loans. Construction loans to borrowers in the states of California and Florida are also a specific area of concern.

The allowance allocated to credit card and other unsecured lines of credit was relatively flat compared to year end as credit quality of this portfolio has been stable. The higher allowance compared to the third quarter a year ago is due to low credit losses incurred in early 2006 following the change in the consumer bankruptcy laws in 2005.
The allowance for losses on commercial lending-related commitments declined due to the improved credit quality of this portfolio. Refer to the Application of Critical Accounting Policies section for further discussion of the allowance for loan losses.
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
The most recent market value model estimated the current DOE at +1.9%, above the long-term target of +1.5% but consistent with management’s view on interest rates. DOE would rise to +3.0% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +4.0%. DOE would decline to +1.1% given a parallel shift of the yield curve down 150 basis points and would be within the minimum constraint of -1.0%.
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
The most recent earnings simulation model projects that net income would be 5.3% higher than base net income if rates were two standard deviations higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of 2.8% if rates were two standard deviations below the implied forward curve over the same period. Both of the earnings simulation projections of net income were within the ALCO guideline of -4.0%.
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
Funds are available from a number of sources, including the securities portfolio, core deposits, the capital markets, the Federal Reserve Bank, the Federal Home Loan Bank, the U.S. Treasury, and through the sale or securitization of various types of assets. Core deposits, which continue to be the most significant source of funding, comprised 58%, 54% and 52% of funding at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Refer to the Financial Condition section for further discussion on changes in funding sources. Asset securitizations have also been used as a source of funding over the past several years. During the first quarter of 2007, the Corporation securitized $425 million of credit card loans. Further discussion of securitization activities is included in Note 5 to the Consolidated Financial Statements.
At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, make selected investments and acquisitions, and service debt. The main sources of funding for the holding company include dividends and returns of investment from its subsidiaries, the commercial paper market, and access to the capital markets. As discussed in Note 17 to the Consolidated Financial Statements, the Corporation’s bank subsidiary is subject to regulation and, among other things, may be limited in its ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows on page 6 may not represent cash immediately available to the holding company. During the first nine months of 2007, the Corporation’s bank and nonbank subsidiaries declared and paid cash dividends totaling $950 million. Returns of capital paid to the holding company by bank and nonbank subsidiaries during the first nine months of 2007 totaled $500 million and $9 million, respectively.
Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. At September 30, 2007, December 31, 2006 and September 30, 2006, $1.1 billion, $812 million and $1.1 billion, respectively, of commercial paper borrowings were outstanding.
During the first quarter of 2007, the holding company issued $600 million of senior notes which completed its existing shelf registration. In April 2007, the Corporation’s Board authorized the holding company to issue up to $1.5 billion in senior debt securities or subordinated debt securities in future periods. A new shelf registration will be filed with the Securities and Exchange Commission at the time of issuance of these securities. There were no issuances under this authorization during the third quarter of 2007.
The Corporation also has in place an additional shelf registration with the Securities and Exchange Commission, to allow for the sale over time of an unspecified amount of junior subordinated debt securities to subsidiary trusts, and an equal amount of capital securities of the trusts in the capital markets (trust preferred securities). During the first nine months of 2007, the Corporation issued $1.0 billion of trust preferred securities, including $518 million in the third quarter. Further discussion of junior subordinated debentures is included in Note 16 to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS
The Corporation’s financial obligations include contractual obligations and commitments that may require future cash payments.
Contractual Obligations: The following table presents significant fixed and determinable contractual obligations by payment date as of September 30, 2007. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements.

		Payments Due In
		One	One to	Three to	Over
	Note	Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$64,571	$—	$—	$—	$64,571
Consumer and brokered certificates of deposits(b)		30,816	3,733	1,189	2,539	38,277
Federal funds borrowed and security repurchase agreements(b)		6,258	—	—	—	6,258
Borrowed funds(b)	14	2,497	—	—	—	2,497
Long-term debt(b)	15,16	11,775	10,283	3,942	14,692	40,692
Operating leases		166	259	203	575	1,203
Purchase obligations		200	219	135	13	567

(a)	Excludes interest.

(b)	Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at September 30, 2007. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
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
As of September 30, 2007, the liability for uncertain tax positions, excluding associated interest and penalties, was $216 million pursuant to FASB Interpretation No. 48. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.
The Corporation did not have any commitments or obligations to its qualified pension plan at September 30, 2007 due to the overfunded status of the plan. The Corporation also has obligations under its supplemental pension and postretirement plans as described in Note 23 to the Consolidated Financial Statements. These obligations represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate these plans at any time.
The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the Consolidated Balance Sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change as market interest rates change. Certain contracts, such as interest-rate futures, are cash settled daily, while others, such as interest-rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at September 30, 2007 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 24 to the Consolidated Financial Statements.

Commitments: The following table details the amounts and expected maturities of significant commitments as of September 30, 2007. Further discussion of these commitments is included in Note 21 to the Consolidated Financial Statements.

	One	One to	Three to	Over
	Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Commercial	$9,876	$8,774	$7,742	$578	$26,970
Residential real estate	11,037	—	—	—	11,037
Revolving home equity and credit card lines	36,434	11	—	—	36,445
Other	614	—	—	—	614
Standby letters of credit	2,228	1,631	1,289	97	5,245
Commercial letters of credit	268	70	26	6	370
Net commitments to sell mortgage loans and mortgage-backed securities	9,354	—	—	—	9,354
Net commitments to sell commercial real estate loans	242	41	—	—	283
Commitments to fund principal investments	26	30	109	175	340
Commitments to fund civic and community investments	332	167	89	24	612
Commitments to purchase beneficial interests in securitized automobile loans	341	—	—	—	341

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at September 30, 2007. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate at which the commitments are invested, as determined by the general or limited partners of the funds.
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
Application of Critical Accounting Policies and Estimates
National City’s financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general industry practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or other market inputs, when available. When such information is not available, fair value may be estimated by management primarily through the use of discounted cash flow models.
The most significant accounting policies followed by the Corporation are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this Financial Review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Any material effect on the financial statements related to these critical accounting areas is also discussed in this Financial Review. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the valuation of mortgage loans held for sale, the allowance for loan losses and allowance for losses on lending-related commitments, mortgage servicing rights, derivative instruments, and income taxes to be critical accounting policies which contain significant estimates or judgments.
Mortgage Loans Held for Sale Valuation: Loans held for sale, principally residential real estate loans and home equity lines of credit, are reported at the lower of cost or fair value applied on an aggregate basis. The fair value of mortgage loans held for sale is generally based on observable market prices for similar loans or quoted prices for loans committed for sale. Management considers in its assessment the probability that investor commitments may not be honored in full. In the absence of observable market prices, fair value is based upon recent bids from potential buyers. Otherwise, fair value may be estimated using a discounted cash flow model incorporating inputs and assumptions consistent with market participants’ views.
During the third quarter of 2007, the Corporation utilized a discounted cash flow model to estimate fair value of home equity loans and lines of credit as there was no observable market for sale of these products. Key inputs to the valuation model were projected credit losses, prepayment speed, and discount rate. Projected credit losses were estimated based on a combination of historical credit losses for a static pool of similar loans, adjusted by a recent industry forecast of projected losses for similar types of loans. Prepayment speeds were based upon historical prepayments for a static pool of similar loans adjusted to reflect current market conditions. The discount rate was estimated based upon the rate utilized by market participants in prior transactions adjusted to reflect a higher risk premium in the current market.
A valuation allowance is recognized whenever the carrying value, including basis adjustments arising from fair value hedge relationships, exceeds the aggregate fair value of loans held for sale at the measurement date. This valuation allowance was $45 million at September 30, 2007, $65 million at December 31, 2006, and $16 million at September 30, 2006. The valuation allowance at September 30, 2007 reflects deterioration in market conditions for non-agency eligible mortgage and home equity loans. At December 31, 2006 and September 30, 2006, the valuation allowance represented fair value write-downs on nonconforming mortgage loans originated by the Corporation’s former First Franklin unit. This unit was sold in late 2006 and the related loans, which had been classified as held for sale loans at year end, were transferred to portfolio in early 2007. Valuation adjustments are recognized in the income statement within loan sale revenue.
The fair value of loans held for sale is a significant estimate which is sensitive to change based on market conditions, including market prices, liquidity of the markets, supply and demand for certain loan products, as well as changes in prepayment estimates or anticipated credit losses. Management expects to have a lower balance of nonagency-eligible mortgage and home equity loans held for sale at year end as production of these products has been curtailed.
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
An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans and leases exceeding policy thresholds are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment has occurred. The allowance for impaired loans was $55 million at September 30, 2007 $60 million at December 31, 2006 and $55 million September 30, 2006. While this element of the allowance has been relatively flat in comparison to year end and the third quarter a year ago, the nature of the underlying impaired loans has changed. At September 30, 2007, the allowance for impaired loans was largely related to real estate developer loans while in prior periods it primarily related to passenger airline leases which have since been charged off.
Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include all other loans and leases not individually evaluated for impairment as discussed above. For commercial loans, a loss migration analysis is performed which averages historic loss ratios. In 2007, management refined its method of applying commercial and commercial real estate loan recoveries within the loss migration analysis. In prior periods, commercial and commercial real estate recoveries were largely applied to the nonperforming loan category. In 2007, these recoveries have now been applied across all loan grades to produce what management believes is a more accurate estimate of the net loss ratio for each category. For consumer loans, average historical losses are utilized to estimate losses currently inherent in the portfolio. Consumer loans are pooled by probability of default within product segments. The probability of default is based on the historical performance of customer attributes, such as credit score, loan-to-value, origination date, collateral type, worst delinquency, and other relevant factors. Credit losses on certain consumer loans are covered by lender-paid mortgage insurance. These insurance policies have various levels of coverage, deductibles, and stop loss limits. Management considers probable third-party insurance recoveries in its assessment of estimated losses for pools of homogeneous loans. The allowance for pools of homogeneous loans was $875 million at September 30, 2007, $757 million at December 31, 2006, and $584 million at September 30, 2006. This element of the allowance increased compared to year end and third quarter a year ago primarily due to a higher expected probability of default rate assigned to residential real estate loans arising from adverse trends observed in delinquencies, charge-offs and foreclosures.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. Imprecision occurs because historic loss patterns may not be representative of losses inherent in the current portfolio. Reasons for imprecision include expansion of the Corporation’s footprint, changes in economic conditions, and difficulty identifying triggering events, among other factors. Imprecision is estimated by comparing actual losses incurred to previously forecasted losses over several time periods. The volatility of this imprecision, as expressed in terms of the standard deviation of the difference between the actual and forecasted losses, is used to calculate an imprecision percentage that represents the probable forecast error. The imprecision percentage is applied to the current portfolio balance to determine the required allowance. The allowance established for imprecision was $472 million at September 30, 2007, $392 million at December 31, 2006, and $374 million at September 30, 2006. This element of the allowance increased compared to year end and the third quarter a year ago due to changes in the portfolio mix, including recent acquisitions.
Finally, the allowance considers specific environmental factors which pose additional risks that may not have been adequately captured in the elements described above. For each environmental risk, a range of expected losses is calculated based on observable data. Management applies judgment to determine the most likely amount of loss within the range. When an allowance is established for environmental risks, conditions for its release are also established. During the third quarter of 2007, management established a $25 million environmental reserve for home equity lines and loans. Continued weakness in the housing markets, particularly in California and Florida, has resulted in a significant increase in delinquency rates for home equity lines and loans related to held for sale loans that were transferred to portfolio. This adverse trend in delinquencies is expected to result in higher charge-offs as these loans migrate to charge-off thresholds. The estimated loss model, which uses historical loss data, does not adequately capture this recent adverse trend in its loss factors. Management estimated the environmental reserve by applying a loss rate to the home equity portfolio that was 20% higher than the estimated loss model. This component of the allowance will be relieved as actual losses are incurred or the historical loss data utilized in the migration model begins to reflect this adverse trend. The environmental allowance is also subject to change in future periods as the housing market either improves or weakens. There was no allowance for environmental risks recorded at either December 31, 2006 or September 30, 2006.
There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. To the extent that actual outcomes differ from management’s estimates, additional provision for credit losses could be required, or a previously recognized provision could be reversed, either of which could have a material impact on earnings in future periods. In addition, a higher allowance for loan losses may be required in future periods if the weakness in the housing markets deteriorates further, or continues for a prolonged period.
The allowance for loan losses addresses incurred credit losses in the loan and lease portfolio and is presented as a reserve against portfolio loans on the balance sheet. The allowance for losses on lending-related commitments addresses incurred credit losses in commitments to lend and letters of credit and is presented in accrued expenses and other liabilities on the balance sheet. The allowance for losses on lending-related commitments is computed using a methodology similar to that used in determining the allowance for loan losses, modified to take into account the probability of funding these commitments. When a commitment is funded, any previously established allowance for losses on lending-related commitments is reversed and re-established in the allowance for loan losses.
The allowance for loan losses and the allowance for losses on lending-related commitments are assigned to business lines based on the nature of the loan portfolio in each business line. Commercial Banking-Regional, Commercial Banking – National, Retail Banking, and Mortgage Banking have been assigned most of the allowance, and accordingly, would be the business lines most affected by actual outcomes differing from prior estimates.
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
MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. Management regularly updates its model inputs to reflect current market conditions. In addition, the reasonableness of the model is periodically validated by obtaining third-party broker estimates of the market value of the MSR portfolio.
The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. During the third quarter of 2007, weakness in the housing markets caused prepayments to slow as fewer borrowers refinanced their mortgages. The Corporation uses an internal proprietary model to estimate future loan prepayments. This model uses empirical data drawn from the historical performance of the Corporation’s managed portfolio. The implementation of this model resulted in a one-time decrease in the fair value of MSRs of $56 million during the second quarter of 2006.
Future interest rates are another significant factor in the valuation of MSRs.  In 2007, the Corporation refined its MSR valuation model to incorporate market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. In prior periods, the MSR valuation model held interest rates constant at the current market rate. This change in model inputs had a negligible impact on the MSR valuation as the forward curve was relatively flat at the date of adoption.  However, changes in the shape and slope of the forward curve could introduce additional volatility to the fair value of MSRs in the future.
The fair value of MSRs and significant inputs to the valuation model are shown below.

	September 30,	December 31,	September 30,
	2007	2006	2006
(Dollars in Millions)	NCM	NCM	NCM	NCHLS(a)

Fair value	$2,503	$2,094	$2,099	$165
Weighted-average life (in years)	6.1	5.0	5.2	2.0
Weighted-average constant prepayment rate (CPR)	13.49%	17.66%	17.15%	40.97%
Spread over forward interest rate swap rates	5.61	—	—	—
Weighted-average discount rate	—	9.77	9.82	13.83

(a)	National City Home Loan Services (NCHLS) was sold in late 2006.

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

September 30,
(Dollars in Millions)	2007

Fair value	$2,503
Prepayment rate:
Decline in fair value from 10% adverse change	109
Decline in fair value from 20% adverse change	209
Spread over forward interest rate swap rates (a):
Decline in fair value from 10% adverse change	52
Decline in fair value from 20% adverse change	102

(a)	Used to discount MSR cash flows.
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
All derivative instruments are carried at fair value on the balance sheet. Management values derivative instruments using observable market prices, when available. In the absence of observable market prices, management uses discounted cash flow models to estimate the fair value of derivatives. The interest rates used in these cash flow models are based on forward yield curves observable in the current cash and derivatives markets, consistent with how derivatives are valued by most market participants. As of September 30, 2007, the recorded fair values of derivative assets and liabilities were $627 million and $556 million, respectively.
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
For each SFAS 133 hedge relationship, a quantitative retrospective test is performed to determine if the hedge was highly effective. The methods utilized to retrospectively test hedge effectiveness, as well as the frequency of testing, vary based on the hedged item and the designated hedge period. For fair value hedges of fixed-rate debt, including certificates of deposit, management utilizes a dollar offset ratio to test hedge effectiveness on a monthly basis. For fair value hedges of portfolio loans and residential mortgage loans held for sale, a dollar offset ratio test is performed on a daily basis. Effectiveness testing for commercial real estate loans originated for sale is measured using a dollar offset ratio test applied on either a monthly or quarterly basis. For cash flow hedges of funding products, a dollar offset ratio test is applied on a monthly basis. For cash flow hedges of commercial loans, a monthly regression analysis is performed. There are no known sources of variability between the hedge instrument and the hedged item that are excluded from the effectiveness test.
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
Because the majority of the derivative instruments are used to protect the value of recognized assets and liabilities on the balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can still occur if the derivative instruments are not effective in hedging changes in the fair value of those assets and liabilities. Changes in the fair values of derivative instruments associated with mortgage banking activities are included in either loan sale revenue or loan servicing revenue on the income statement and affect the results of the Mortgage Banking line of business. Changes in the fair values of other derivatives are included in other noninterest income on the income statement and are primarily generated from investment funding activities that are not allocated to the business lines. Notes 1 and 24 to the Consolidated Financial Statements provide further discussion on the accounting and use of derivative instruments.
Income Taxes: The Corporation is subject to the income tax laws of the U.S., its states and other jurisdictions where it conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations, and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law. The Internal Revenue Service (IRS) has completed their examinations of the Corporation’s income tax returns for years prior to 2002. Their examination of tax years 2002-2004 is currently in process. At this time, the IRS has not proposed any significant adjustments to the tax positions claimed on these returns that are not currently reflected in the Corporation’s income tax reserves.
The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of this new accounting standard, the Corporation recognized a $31 million increase in its estimated liability for uncertain tax positions ($24 million net of tax), which was recorded as the cumulative effect of an accounting change, reducing the opening balance of retained earnings. As of September 30, 2007, the estimated liability for uncertain tax positions was $216 million, excluding accrued interest and penalties of $56 million. Approximately $112 million of that liability pertains to tax positions where a change in the actual or estimated outcome would increase or decrease the provision for income taxes.
It is reasonably possible that the liability for uncertain tax positions could increase or decrease in the next 12 months due to the completion of tax authorities’ exams or the expiration of the statute of limitations. Management estimates that the liability for uncertain tax positions could decrease by $12 million within the next 12 months.
For the three and nine months ended September 30, 2007, the provision for interest and penalties was $4 million and $19 million, respectively. For the three and nine months ended September 30, 2006, the provision/(reversal) for interest and penalties was $3 million and $(1) million, respectively. The Corporation recognizes interest and penalties associated with uncertain tax positions within income tax expense.
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

CONSOLIDATED AVERAGE BALANCE SHEETS

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
(In Millions)	2007	2006	2007	2006

Assets
Earning Assets:
Portfolio loans:
Commercial	$28,616	$26,013	$27,885	$25,111
Commercial leases	4,235	3,532	4,093	3,494
Commercial construction	8,225	6,510	7,899	6,065
Commercial real estate	13,548	12,061	13,150	12,061
Residential real estate	26,546	25,701	24,892	28,546
Home equity lines of credit	15,609	15,629	14,680	17,880
Credit card and other unsecured lines of credit	3,356	2,654	3,159	2,566
Other consumer	4,304	5,304	5,040	5,778

Total portfolio loans	104,439	97,404	100,798	101,501
Loans held for sale or securitization:
Commercial	79	49	52	43
Commercial real estate	385	116	262	115
Residential real estate	10,070	11,904	9,362	9,670
Home equity lines of credit	2,108	2,981	2,548	2,267
Student	1	15	1	8
Credit card	—	—	121	137

Total loans held for sale or securitization	12,643	15,065	12,346	12,240
Securities available for sale, at cost	7,835	7,874	7,561	7,799
Federal funds sold and security resale agreements	1,212	654	1,357	507
Other investments	2,120	2,129	2,008	2,185

Total earning assets	128,249	123,126	124,070	124,232
Allowance for loan losses	(1,142)	(988)	(1,134)	(1,029)
Fair value depreciation of securities available for sale	(73)	(120)	(40)	(90)
Cash and demand balances due from banks	2,714	3,075	2,808	3,215
Properties and equipment	1,571	1,311	1,520	1,307
Equipment leased to others	431	617	488	670
Other real estate owned	304	186	271	150
Mortgage servicing rights	2,493	2,465	2,301	2,366
Goodwill	4,896	3,346	4,641	3,328
Other intangible assets	281	156	263	157
Derivative assets	310	153	267	92
Accrued income and other assets	5,061	5,107	5,069	4,882

Total Assets	$145,095	$138,434	$140,524	$139,280

Liabilities
Deposits:
Noninterest bearing	$16,690	$16,740	$16,798	$16,854
NOW and money market	35,099	28,810	33,795	28,685
Savings	2,457	1,903	2,412	2,016
Consumer time	27,238	21,966	25,604	21,395
Brokered retail CDs	2,297	4,161	2,588	4,846
Other	1,112	1,049	981	1,017
Foreign	8,609	8,878	8,300	8,289

Total deposits	93,502	83,507	90,478	83,102

Federal funds borrowed and security repurchase agreements	6,176	6,876	5,941	6,064
Borrowed funds	2,593	1,925	2,238	2,290
Long-term debt	26,306	29,432	24,866	31,404
Derivative liabilities	377	431	388	268
Accrued expenses and other liabilities	3,505	3,576	3,531	3,578

Total Liabilities	132,459	125,747	127,442	126,706

Total Stockholders’ Equity	12,636	12,687	13,082	12,574

Total Liabilities and Stockholders’ Equity	$145,095	$138,434	$140,524	$139,280

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

	Daily Average Balances
	2007			2006
	Third	Second	First	Fourth	Third
(Dollar in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$28,695	$28,055	$27,042	$26,360	$26,062
Commercial leases	4,235	4,061	3,981	3,781	3,532
Commercial construction	8,225	7,854	7,611	6,943	6,510
Commercial real estate	13,933	13,145	13,150	12,167	12,177
Residential real estate	36,616	33,862	32,235	35,337	37,605
Home equity lines of credit	17,717	16,883	17,078	17,711	18,610
Credit card and other unsecured lines of credit	3,356	3,099	3,387	2,888	2,654
Other consumer	4,305	5,345	5,483	5,362	5,319

Total loans	117,082	112,304	109,967	110,549	112,469
Securities available for sale, at cost:
Taxable	7,447	6,734	7,257	7,313	7,351
Tax-exempt	388	409	447	493	523

Total securities available for sale	7,835	7,143	7,704	7,806	7,874
Federal funds sold, security resale agreements and other investments	3,332	2,897	3,872	3,133	2,783

Total earning assets/total interest income/rates	128,249	122,344	121,543	121,488	123,126
Allowance for loan losses	(1,142)	(1,107)	(1,154)	(941)	(988)
Fair value depreciation of securities available for sale	(73)	(34)	(11)	(4)	(120)
Nonearning assets	18,061	17,384	17,432	16,350	16,416

Total assets	$145,095	$138,587	$137,810	$136,893	$138,434

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$35,099	$33,675	$32,582	$29,538	$28,810
Savings accounts	2,457	2,345	2,433	1,834	1,903
Consumer time deposits	27,238	25,069	24,476	22,650	21,966
Other deposits	3,409	3,383	3,923	4,471	5,210
Foreign deposits	8,609	8,677	7,602	9,334	8,878
Federal funds borrowed	1,984	2,508	1,237	3,675	3,286
Security repurchase agreements	4,192	4,058	3,835	3,614	3,590
Borrowed funds	2,593	2,867	1,240	1,937	1,925
Long-term debt	26,306	23,111	25,164	25,886	29,432

Total interest bearing liabilities/ total interest expense/rates	111,887	105,693	102,492	102,939	105,000
Noninterest bearing deposits	16,690	16,875	16,831	16,695	16,740
Accrued expenses and other liabilities	3,882	3,788	4,089	3,871	4,007

Total liabilities	132,459	126,356	123,412	123,505	125,747
Total stockholders’ equity	12,636	12,231	14,398	13,388	12,687

Total liabilities and stockholders’ equity	$145,095	$138,587	$137,810	$136,893	$138,434

Tax-equivalent net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Quarterly Interest
	2007			2006
	Third	Second	First	Fourth	Third
(Dollars in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$552	$534	$513	$516	$515
Commercial leases	72	69	69	61	57
Commercial construction	161	154	140	138	131
Commercial real estate	251	236	237	229	224
Residential real estate	654	620	576	649	692
Home equity lines of credit	343	332	336	349	363
Credit card and other unsecured lines of credit	96	86	96	81	75
Other consumer	78	88	94	89	90

Total loans	2,207	2,119	2,061	2,112	2,147
Securities available for sale, at cost:
Taxable	99	87	97	101	99
Tax-exempt	6	8	8	8	9

Total securities available for sale	105	95	105	109	108
Federal funds sold, security resale agreements and other investments	48	41	52	49	43

Total earning assets/total interest income/rates	$2,360	$2,255	$2,218	$2,270	$2,298
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$286	$265	$249	$221	$211
Savings accounts	8	8	8	2	3
Consumer time deposits	337	302	287	265	245
Other deposits	46	45	51	60	68
Foreign deposits	107	108	91	115	112
Federal funds borrowed	27	33	16	50	44
Security repurchase agreements	46	45	41	40	38
Borrowed funds	34	36	16	25	23
Long-term debt	367	317	341	359	404

Total interest bearing liabilities/ total interest expense/rates	$1,258	$1,159	$1,100	$1,137	$1,148
Noninterest bearing deposits Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income	$1,102	$1,096	$1,118	$1,133	$1,150

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Average Annualized Rate
	2007			2006
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	7.63%	7.63%	7.70%	7.77%	7.82%
Commercial leases	6.82	6.82	6.94	6.47	6.50
Commercial construction	7.74	7.86	7.47	7.88	8.00
Commercial real estate	7.15	7.19	7.31	7.44	7.31
Residential real estate	7.13	7.32	7.17	7.34	7.35
Home equity lines of credit	7.74	7.86	7.87	7.87	7.82
Credit card and other unsecured lines of credit	11.34	11.13	11.47	11.12	11.24
Other consumer	7.18	6.64	6.91	6.56	6.70

Total loans	7.50	7.56	7.55	7.61	7.61
Securities available for sale, at cost:
Taxable	5.29	5.16	5.39	5.53	5.37
Tax-exempt	6.78	7.77	7.03	7.03	6.98

Total securities available for sale	5.37	5.31	5.48	5.62	5.48
Federal funds sold, security resale agreements and other investments	5.70	5.75	5.41	6.20	6.00

Total earning assets/total interest income/rates	7.33%	7.38%	7.36%	7.44%	7.43%
Allowance for loan losses
Fair value appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	3.23%	3.16%	3.09%	2.97%	2.89%
Savings accounts	1.26	1.36	1.34	.65	.64
Consumer time deposits	4.91	4.83	4.76	4.65	4.43
Other deposits	5.36	5.26	5.31	5.30	5.19
Foreign deposits	4.92	5.01	4.84	4.86	5.00
Federal funds borrowed	5.24	5.31	5.32	5.31	5.33
Security repurchase agreements	4.37	4.38	4.35	4.33	4.25
Borrowed funds	5.15	5.04	5.30	5.14	4.82
Long-term debt	5.57	5.51	5.47	5.52	5.45

Total interest bearing liabilities/ total interest expense/rates	4.46%	4.40%	4.35%	4.39%	4.34%
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income

Interest spread	2.87%	2.98%	3.01%	3.05%	3.09%
Contribution of noninterest bearing sources of funds	.56	.61	.68	.68	.64

Net interest margin	3.43%	3.59%	3.69%	3.73%	3.73%

(a)	Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 71-72 of this report are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
National City management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of September 30, 2007, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
National City and its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. For additional information on litigation, contingent liabilities, and guarantees, refer to Note 21 to the Consolidated Financial Statements.
On October 11, 2006, Allegiant Asset Management Company (Allegiant), a registered investment adviser and an indirect subsidiary of National City Corporation, was notified that the Pacific Regional Office of the Securities and Exchange Commission (SEC) was conducting an examination concerning marketing arrangements Allegiant may have with entities that provide administrative services to the Allegiant Funds. The Corporation and Allegiant are cooperating fully with the SEC. Allegiant submitted a written response to the SEC’s inquiries on January 12, 2007 and subsequently provided follow-up written responses. On November 9, 2007, the Corporation was notified by the SEC that they have completed their investigation of this matter.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in the Corporation’s 2006 10-K except for the following addition:
Disruptions in the secondary residential mortgage loan markets and in the real estate markets as well as interest rate resets could adversely affect National City.
Recent significant disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of recent mortgage market challenges, combined with the ongoing correction in residential real estate market prices, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans that we hold, as well as mortgage loan originations and gains on sale of mortgage loans. In addition, future rate resets on adjustable rate loans could drive increases in delinquencies and ultimately losses on these loans beyond that which has been provided for in the allowance for possible loan losses. In the event the allowance for loan losses is insufficient to cover such losses, National City’s earnings and capital could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on page 66 of this report are incorporated herein by reference.
ITEM 6. EXHIBITS
Exhibits
Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the September 30, 2007 Form 10-Q have been filed separately with the SEC and are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.
Exhibit Index

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).

3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.

4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference) related to stockholder rights.

4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.4	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.

10.1	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.2	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

10.3	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.4	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.5	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.6	Form of contracts with Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, James R. Bell III, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert and Daniel J. Frate (filed as Exhibit 10.29 to Registrant’s Form S-4 Registration Statement No. 333-45609 dated February 4, 1998, and incorporated herein by reference).

10.7	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.8	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.9	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.10	National City Corporation Retention Plan for Executive Officers, Amended and Restated effective January 1, 2005 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.11	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.12	National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.13	National City Corporation Supplemental Cash Balance Pension Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.14	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.15	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

10.16	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.17	The National City Corporation Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.18	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.19	Summary of Non-employee Directors’ Compensation (filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on July 25, 2007, and incorporated herein by reference).

10.20	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.21	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.22	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.23	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.24	Credit Agreement dated as of April 12, 2001, by and between National City and the banks named therein (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference) and the Assumption Agreement dated June 11, 2002 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.25	Agreement to Terminate Change in Control Benefits between National City Corporation and David A. Daberko (filed as exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).

10.26	The National City Corporation Long-Term Cash and Equity Incentive Plan Effective January 1, 2005 (filed as Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.27	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.28	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.29	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.30	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.31	The National City Corporation 2004 Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.32	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.33	Amendment No. 6 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.34	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.35	Form of Restricted Stock Award Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.36	Form of Restricted Stock Award Agreement used in connection with National City Corporation Management Incentive Plan for Senior Officers (filed as Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).

10.37	Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.38	Form of Non-qualified Stock Option Award Agreement (filed as Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.39	Form of contracts with Robert B. Crowl, Jeffrey J. Tengel and Jon N. Couture (filed as Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.40	Appendices AS, AT, AU, AV, and AW to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.41	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

10.42	National City Corporation Management Severance Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.43	Form of Amendment to Agreement Not to Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.44	Form of Non-Elective Deferred Compensation Award Statement (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.45	Form of Non-Elective Deferred Compensation Award Statement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on May 1, 2006, and incorporated herein by reference).

10.46	Deferred Compensation Plan for Daniel J. Frate (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.47	Release and Separation Agreement between National City Corporation and John D. Gellhausen (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.48	Form of Restricted Stock Unit Agreement (Retention/Non-compete) between National City Corporation and each of Jeffrey D. Kelly and Peter E. Raskind (filed as exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.49	Form of Restricted Stock Unit Agreement (Performance) between National City Corporation and each of Jeffrey D. Kelly , Peter E. Raskind and Daniel J. Frate (filed as exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.50	Form of Restricted Stock Award Agreement (filed as exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.51	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.52	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.53	Aircraft Time Sharing Agreement between National City Credit Corporation and David A. Daberko (filed as exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.54	Aircraft Time Sharing Agreement between National City Credit Corporation and David A. Daberko (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.55	Severance Agreement Termination between National City Corporation and David A. Daberko (filed as exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.56	Amendment to National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.57	Amendment to National City Corporation Amended and Restated 1993 Stock Option Plan (filed as exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.58	Amendment to National City Corporation 1997 Restricted Stock Plan, Amended and Restated Effective October 31, 2001 (filed as exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.59	Amendment to National City Corporation 1997 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.60	Amendment to National City Corporation 2001 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.61	Amendment to National City Corporation 2002 Restricted Stock Plan (filed as exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.62	National City Corporation CEO Post-Retirement Office Plan (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 25, 2007, and incorporated herein by reference).

10.63	2007 Executive Bonus Plan (filed as Exhibit 99 to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).

11.0	Statement re computation of per share earnings incorporated by reference to Note 19 of the Notes to the Consolidated Financial Statements of this report.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated November 13, 2007 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated November 13, 2007 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated November 13, 2007 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated November 13, 2007 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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
Trust Preferred Securities Listing
National City sponsors three capital trusts which have issued corporation-obligated mandatorily redeemable capital securities that are traded on the New York Stock Exchange under the symbols NCCPRA, NCCPRB, NCCPRC.
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

		Fitch	Moody’s		Standard
Debt Ratings	DBRS	Ratings	Investors Service		& Poor’s

National City Corporation		B
Commercial Paper	R-1 (mid)	F1	P	-1	A-1
Senior Debt	A (high)	A+		A1	A
Subordinated debt	A	A		A2	A-
National City Bank		B
Short-term certificates of deposit	R-1 (mid)	F1+	P	-1	A-1
Long-term certificates of deposit	AA (low)	AA-	Aa3		A+
Senior bank notes	AA (low)	A+	Aa3		A+
Subordinated bank notes	A (high)	A		A1	A

FORM 10-Q — SEPTEMBER 30, 2007
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION (Registrant)
Date: November 13, 2007
/s/ PETER E. RASKIND
Peter E. Raskind
President and Chief Executive Officer

/s/ JEFFREY D. KELLY
Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

National City Center
1900 east Ninth Street
Clevelend, Ohio 44114-3484