Form 10-K
period 2007-12-31
NATIONAL CITY CORP
filed 2008-02-13
CIK 69970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

Commission File Number 1-10074

NATIONAL CITY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	34-1111088

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1900 East Ninth Street, Cleveland, Ohio	44114-3484

(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code: 216-222-2000
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Class	on Which Registered

National City Corporation Common Stock, $4.00 Per Share	New York Stock Exchange
9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F	New York Stock Exchange
12.000% Fixed-to-Floating Rate Normal APEX	New York Stock Exchange
8.000% Trust Preferred Securities (issued by National City Capital Trust IV)	New York Stock Exchange
6.625% Trust Preferred Securities (issued by National City Capital Trust III)	New York Stock Exchange
6.625% Trust Preferred Securities (issued by National City Capital Trust II)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the registrant’s outstanding voting common stock held by nonaffiliates on June 30, 2007, determined using a per share closing price on that date of $33.32, as quoted on the New York Stock Exchange, was $17,818,655,592.

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2007:

Common Stock, $4.00 Per Share — 633,945,720

Documents Incorporated By Reference:

Portions of the registrant’s Proxy Statement (to be dated approximately March 7, 2008) are incorporated by reference into Item 10. Directors, Executive Officers and Corporate Governance; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions, and Director Independence; and Item 14. Principal Accountant Fees and Services, of Part III.

PART I

Item 1. BUSINESS

Description of Business

National City Corporation (National City or the Corporation), successor to a banking business founded on May 17, 1845, is a $150 billion financial holding company headquartered in Cleveland, Ohio. National City operates through an extensive distribution network in Ohio, Florida, Illinois, Indiana, Kentucky, Michigan, Missouri, Pennsylvania, and Wisconsin, and also conducts selected lending and other financial services businesses on a nationwide basis. The primary source of National City’s revenue is net interest income from loans and deposits, revenue from loan sales and servicing, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors, including market interest rates, business spending, the housing market, consumer confidence, as well as competitive conditions within the marketplace. Operations are primarily conducted through more than 1,400 branch banking offices located within National City’s nine-state footprint. In addition, National City operates over 410 retail mortgage offices throughout the United States.

The Corporation’s businesses are organized by product and service offerings as well as the distribution channels through which these products and services are offered. The Corporation has organized its operations into five businesses: Retail Banking, Commercial Banking-Regional, Commercial Banking-National, Mortgage Banking, and Asset Management.

Retail Banking provides banking services to consumers and small businesses within National City’s nine-state footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, Retail Banking’s activities also include small business banking services, education finance, retail brokerage, and lending-related insurance services. Consumer lending products include home equity, government or privately guaranteed student loans, and credit cards and other unsecured personal and small business lines of credit. Significant revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees.

Commercial Banking-Regional provides products and services to large- and medium-sized corporations within National City’s nine-state footprint. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, treasury management, stock transfer, international services and dealer floorplan financing. Significant revenue sources are net interest income on loan and deposit accounts, brokerage revenue, leasing revenue and other fee income. A major source of revenue is from companies with annual sales in the $5 million to $500 million range across a diverse group of industries.

Commercial Banking-National provides products and services to select customers in certain industries or distribution channels, as well as customers outside of National City’s footprint. Major products and services include: loan sales and securitization, structured finance, syndicated lending, commercial leasing, equity and mezzanine capital, derivatives, public finance, investment banking, correspondent banking, multifamily real estate lending and commercial real estate lending in selected national markets. Significant revenue sources are loan sales revenue, principal investment gains, and other fee income.

Mortgage Banking originates residential mortgage, home equity lines and loans both within National City’s banking footprint and on a nationwide basis. Mortgage loans generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and other third-party investors. Mortgage Banking’s business activities also include servicing mortgage loans, home equity loans, and home equity lines of credit for third-party investors. Significant revenue streams include net interest income earned on portfolio loans and loans held for sale, as well as loan sale and servicing revenue.

The Asset Management business includes both institutional asset and personal wealth management. Institutional asset management services are provided by two business units – Allegiant Asset Management Group and Allegiant Asset

Management Company. These business units provide investment management, custody, retirement planning services, and other corporate trust services to institutional clients, and act as the investment advisor for the Allegiant® mutual funds. The clients served include publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City’s banking footprint and generally complementing its corporate banking relationships. Personal wealth management services are provided by two business units − Private Client Group and Sterling. Products and services include private banking services and tailored credit solutions, customized investment management services, brokerage, financial planning, as well as trust management and administration for individuals and families. Sterling offers financial management services for high-net-worth clients.

At December 31, 2007 National City and its subsidiaries had 32,064 full-time-equivalent employees. Additional information regarding the business segments is included in the Line of Business Results section of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 27 to the Consolidated Financial Statements.

Competition

The financial services business is highly competitive. National City and its subsidiaries compete actively with national and state banks, thrift institutions, securities dealers, mortgage bankers, finance companies, insurance companies, and other financial service entities.

Recent Acquisitions and Divestitures

The Corporation has completed several acquisitions in the past three years. On September 1, 2007, the Corporation completed its acquisition of MAF Bancorp, Inc. (MAF), a banking company operating 82 branches throughout Chicago and Milwaukee and surrounding areas. On January 5, 2007, the Corporation completed its acquisition of Fidelity Bankshares, Inc. (Fidelity), a banking company operating 52 branches along Florida’s southeast coast through its subsidiary Fidelity Federal Bank & Trust. On December 1, 2006, the Corporation completed its acquisition of Harbor Florida Bancshares, Inc. (Harbor), a banking company operating 42 branches along the central east coast of Florida through its subsidiary Harbor Federal Savings Bank. On May 1, 2006, the Corporation completed its acquisition of Forbes First Financial Corporation (Pioneer), a privately held bank holding company operating eight branches in the St. Louis, Missouri, metropolitan area through its subsidiary Pioneer Bank.

On December 30, 2006, the Corporation completed the sale of its First Franklin nonprime mortgage origination and sale business and related servicing platform. In 2005, the Corporation sold Madison Bank & Trust, an Indiana state chartered bank, including six branches, and from time to time has sold individual branches or groups of branches deemed nonstrategic.

Additional information on acquisition and divestiture activities is included in Note 3 to the Consolidated Financial Statements.

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

The Graham-Leach-Bliley Act of 1999 (the GLB Act) removed large parts of a regulatory framework that had its origins in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies, and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for regulation through the financial holding company, which has as its umbrella regulator the Federal Reserve Board. Functional regulation of the financial holding company’s separately regulated subsidiaries is conducted by their primary functional regulator. The GLB Act requires “satisfactory” or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of nonpublic personal financial information of individual customers. National City and its subsidiaries are also subject to certain state laws that deal with the use and distribution of nonpublic personal information.

A substantial portion of the holding company’s cash is derived from dividends paid by National City Bank. These dividends are subject to various legal and regulatory restrictions as summarized in Note 18 to the Consolidated Financial Statements.

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

National City maintains strong corporate governance practices, and the board of directors reviews National City’s corporate governance practices on a continuing basis including National City’s Code of Ethics, Code of Ethics for Senior Financial Officers, Corporate Governance Guidelines and charters for the Audit, Compensation and Organization, Nominating and Board of Directors Governance, and Risk and Public Policy Committees. More information about National City’s corporate governance practices is available on the National City Website at: NationalCity.com.

Available Information

All reports, including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, filed or furnished pursuant to Section 13(a) and 15(d) of the

Exchange Act by National City Corporation with the United States Securities and Exchange Commission (SEC), are accessible at no cost on the Corporation’s Web site at NationalCity.com as soon as reasonably practicable after the Corporation has electronically filed such material with, or furnished it to the SEC. These filings are also accessible on the SEC’s Web site at www.sec.gov. The public may read and copy any materials the Company files with the SEC at the SEC Public Reference Room at 100F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. RISK FACTORS

Investments in National City common stock involve risk.

The market price of National City common stock may fluctuate significantly in response to a number of factors, including:

Weakness in the real estate market, including the secondary residential mortgage loan markets has adversely affected National City and may continue to do so.

Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. At December 31, 2007, National City held approximately $1.0 billion of loans available for sale that were not eligible for purchase by these agencies. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, adversely affecting the value of collateral securing mortgage loans held, mortgage loan originations and gains on sale of mortgage loans. Declining real estate prices and higher interest rates have caused higher delinquencies and losses on certain mortgage loans, particularly second lien mortgages and home equity lines of credit and especially those that have been sourced from brokers that are outside National City’s banking footprint. These trends could continue. These conditions have resulted in losses, write downs and impairment charges in the mortgage business, especially in the fourth quarter of 2007, and we have curtailed various product offerings and limited our mortgage originations generally to Fannie Mae and Freddie Mac eligible mortgages. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect financial condition or results of operations. In the event the allowance for loan losses is insufficient to cover such losses, earnings, capital and parent company liquidity could be adversely affected.

National City’s real estate portfolios are exposed to weakness in the U.S. housing markets and the overall state of the economy.

The declines in home prices in many markets across the U.S., along with the reduced availability of mortgage credit, have resulted in sharp increases in delinquencies and losses in National City’s portfolios of broker-originated, out-of-footprint home equity lines and loans, nonprime mortgages, and loans related to residential real estate construction and development. Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which is provided for in the allowance for loan losses. In that event, National City’s earnings and capital could be adversely affected.

The residential mortgage loan market and business have adversely affected National City’s credit ratings.

On November 6, 2007, Fitch Ratings reduced National City’s long-term issuer default rating to A+ (outlook negative) from AA-, and the short-term issuer default rating to F-1 from F-1+, due to exposure to mortgage, home equity and construction lending. On January 8, 2008, Moody’s Investors Service, Inc., while affirming National City Bank’s top short-term rating of P-1, placed virtually all of the long-term debt and financial strength ratings of National City Corporation and its subsidiaries on review for possible downgrade pending the rating agency’s assessment as to the ability to absorb potential losses in the residential and commercial mortgage sectors. The decrease, and potential decreases, in credit ratings could limit access to the capital markets, increase the cost of debt and adversely affect liquidity and financial condition. Further downgrades of credit ratings could adversely affect the market value of the

Depositary Shares and debt securities. Also, on November 12, 2007, Fitch Ratings reduced National City’s residential mortgage servicer rating one notch from RPS1- to RPS2+ with respect to prime and alt-a mortgages. This decrease in servicer rating is not expected to adversely affect the terms of future residential mortgage securitizations or National City’s continuing role as a mortgage servicer in existing transactions, but further decreases in the servicer rating could cause such an adverse effect on future securitizations and the loss of mortgage servicing rights.

The allowance for loan losses may prove inadequate or be negatively affected by credit risk exposures.

National City’s business depends on the creditworthiness of its customers. The Corporation periodically reviews the allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. There is no certainty that the allowance for loan losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, the business, financial condition, liquidity, capital, and results of operations could be materially adversely affected.

If Visa Inc. is unable to consummate its initial public offering on the terms currently contemplated, National City will not receive expected proceeds from such offering.

Visa Inc. (“Visa”) filed a registration statement with the Securities and Exchange Commission on November 9, 2007 to sell its common stock in an initial public offering. If Visa’s offering is successfully completed, management currently anticipate that National City, as a selling stockholder, will receive proceeds from the offering. However, there is no assurance that Visa will be able to complete an initial public offering on the terms currently contemplated by its registration statement or at all. If the number of shares or the price per share of Visa’s offering are less than Visa currently anticipates selling or if the Visa offering is not completed, National City may not realize proceeds sufficient to cover the indemnity liabilities accrued in 2007 in respect of Visa litigation matters.

National City could experience difficulties in managing growth and effectively integrating acquisitions.

National City regularly reviews potential acquisition opportunities. The Corporation acquired Harbor Florida Bancshares, Inc. and Fidelity Bankshares, Inc. in December 2006 and January 2007, respectively, and acquired MAF Bancorp in Clarendon Hills, Illinois in September 2007. There is no certainty that National City will be able to manage growth adequately and profitably or to integrate the operations of Harbor, Fidelity, MAF Bancorp or any other acquisition effectively. Risks commonly associated with acquisitions include, without limitation, potential exposure to liabilities of the acquired entity, the difficulty and expense of integrating the operations and personnel of the acquired entity, potential disruption to the business of the acquired entity, potential diversion of management time and attention from other matters and impairment of relationships with, and the possible loss of, key employees and customers of the acquired entity.

If National City does not adjust to rapid changes in the financial services industry, financial performance may suffer.

National City’s ability to compete and its profitability depend in part on the ability to provide a range of financial services through a variety of distribution channels to customers. Many competitors, with whom National City competes with to attract and retain customers for traditional banking services, offer one-stop financial services shopping, which includes securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. The increasingly competitive environment primarily is a result of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers.

Future governmental regulation and legislation could limit future growth.

National City and subsidiaries are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of operations of both the holding Company and subsidiaries. These laws may change from time to time and are, together with banking regulation and supervision, primarily intended for the protection of consumers, depositors and the deposit insurance funds. The effects of any changes to these laws may negatively affect the cost and manner of providing services and related profitability.

Changes in interest rates could reduce income and cash flows.

National City’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and other borrowings. These rates are highly sensitive to many factors outside of National City’s control, including general economic conditions and the fiscal and monetary policies of various governmental agencies, in particular, the Federal Reserve. Changes in monetary policy and changes in interest rates will affect loan origination values, the values of investments and other assets, the volume of deposits and other borrowings and the rates received on loans and investment securities and the rates paid on deposits and other borrowings and the resulting margin. Fluctuations in these areas may have an adverse effect.

National City’s results of operations and ability to make distributions to securities holders depend upon the results of operations of subsidiaries.

National City Corporation is a holding company that is a separate and distinct entity from its subsidiaries. With limited exceptions, substantially all operations are conducted through National City Bank, the Corporation’s principal subsidiary bank, and other subsidiaries. Federal banking laws limit the amount of dividends that may be paid by national banks to the earnings of the current year and the last two years without prior regulatory approval. National City Bank and other subsidiaries must also meet applicable capital requirements. At December 31, 2007, National City Bank could pay the holding company an aggregate of approximately $106 million in dividends without prior regulatory approval, compared to $954 million at December 31, 2006 and $1.9 billion at December 31, 2005.

Additional risks and uncertainties could have a negative effect on financial performance.

Additional factors could negatively affect the financial condition and results of operations, securities issued by National City and its common stock. Such factors include, without limitation, changes in general economic, financial and other market conditions, changes in securities analysts’ estimates of financial performance, volatility of securities market prices and volumes, rumors or erroneous information, changes in market valuations of similar companies, changes in interest rates, new developments or exceptions regarding the financial services banking industry, changes in quarterly or annual operating results or outlook, changes in competitive conditions, continuing consolidation in the financial services industry, new litigation or changes in existing litigation, regulatory actions and changes in rules or policies, changes in accounting policies and procedures, losses and customer bankruptcies, claims and assessments.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

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

Item 3. LEGAL PROCEEDINGS

National City and its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. For additional information on litigation, contingent liabilities, and guarantees, refer to Note 22 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa®, MasterCard®, and several major financial institutions, including eight cases naming the Corporation and its subsidiary, National City Bank of Kentucky, since merged into National City Bank. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. On July 1, 2007, the Corporation and National City Bank entered into a Judgment Sharing Agreement (JSA) with respect to this litigation. This litigation is also subject to the Visa USA bylaws and the Loss Sharing Agreement discussed in Note 22 to the Consolidated Financial Statements. On September 7, 2007, the Magistrate Judge recommended to the District Court that all claims that predate January 1, 2004 should be dismissed. Given the preliminary stage of the remaining suits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss.

On March 31, 2006, the Corporation and National City Bank were served with a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas. The plaintiff, Data Treasury Corporation, claims that the Corporation, as well as over 50 other financial institutions or check processors, infringed on its patents involving check imaging, storage and transfer. The plaintiff seeks damages and injunctive relief. On January 6, 2006, the US Patent and Trademark Office (USPTO) ordered a re-examination of certain of the patents (the Ballard Patents) and the Court stayed the litigation as to those patents. Subsequently, the USPTO confirmed the patentability of all claims of the Ballard patents under re-examination and the Plaintiff has now indicated its intention to ask the court to lift the stay. On or about July 27, 2007, the USPTO granted re-examination of the other patents in suit (the Huntington Patents) and the Court stayed the litigation as to those patents. At this stage of this lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss.

On December 19, 2005, a class action suit was filed against National City Mortgage Co. in the U.S. District Court for the Southern District of Illinois. The lawsuit alleges that National City Mortgage loan originators were improperly designated as exempt employees and seeks monetary damages. On June 21, 2007, the court conditionally certified an opt-in class of loan originators. On November 6, 2007, a settlement in principle was reached to resolve all wage and hour claims of the loan originators employed during the class period that opt-in to the settlement class. This settlement is subject to court approval. At December 31, 2007, the Corporation has a $25 million reserve accrued for this matter.

On January 10 and January 17, 2008, two putative class action lawsuits were filed in the United States District Court for the Northern District of Ohio against National City Corporation, the Administrative Committee for the National City Savings and Investment Plan and certain current and former officers and directors of the Corporation. The complaints allege violations under of the Employee Retirement Income Security Act (ERISA) relating to the Corporation’s stock being offered as an investment alternative for participants in the Plan. The complaints seek unspecified money damages and equitable relief. At this stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss.

On January 18 and January 28, 2008, two shareholder derivative complaints were filed in the United States District Court for the Northern District of Ohio against certain current and former officers and directors of the Corporation alleging breach of fiduciary duty, waste of corporate assets, unjust enrichment and violations of the Securities Exchange Act of 1934. On February 6, 2008, two shareholder derivative actions were filed in Chancery Court for the state of Delaware against certain current and former officers and directors of the Corporation alleging breach of fiduciary duty and unjust enrichment. On February 11, 2008, a shareholder derivative action was filed in Common Pleas Court in Cuyahoga County, Ohio against certain current and former officers and directors of the Corporation alleging breach of fiduciary duty and unjust enrichment. All of these shareholder derivative lawsuits make substantially identical allegations against substantially identical parties. The complaints seek unspecified money damages and equitable relief. At this stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss.

On January 24, 2008, a putative class action lawsuit was filed in the United States District Court for the Northern District of Ohio against National City Corporation and certain current and former officers and directors of the Corporation. The complaint alleges violations of federal securities laws and seeks unspecified damages and equitable relief on behalf of purchasers of the Corporation’s stock during the period April 30, 2007 to January 2, 2008. At this stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss.

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period.

The Corporation and its subsidiaries are involved in other administrative and judicial proceedings brought by governmental or other regulatory agencies. The outcome of these proceedings could result in litigation, fines, penalties or sanctions against the Corporation or its subsidiaries. The most significant proceedings are described below.

On October 11, 2006, Allegiant Asset Management Company (Allegiant), a registered investment adviser and an indirect subsidiary of National City Corporation, was notified that the Pacific Regional Office of the Securities and Exchange Commission (SEC) was conducting an examination concerning marketing arrangements Allegiant had with entities that provide administrative services to the Allegiant Funds. On January 12, 2007, Allegiant submitted a written response to the SEC’s inquiries and subsequently provided follow-up written responses. On November 9, 2007, the Corporation was notified by the SEC that they have completed their investigation of this matter.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” At December 31, 2007, there were 63,841 shareholders of record. The following table is a summary of historical price information and dividends paid per common share for all quarters of 2007 and 2006.

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

2007
Dividends paid	$.39	$.39	$.41	$.41	$1.60
High	38.94	38.32	34.30	27.21	38.94
Low	34.82	33.08	24.88	15.76	15.76
Close	37.25	33.32	25.09	16.46	16.46
2006
Dividends paid	$.37	$.37	$.39	$.39	$1.52
High	36.25	38.04	37.42	37.47	38.04
Low	33.26	34.38	34.50	35.29	33.26
Close	34.90	36.19	36.60	36.56	36.56

On January 2, 2008, the Board of Directors declared a dividend of $.21 per common share, payable on February 1, 2008, representing a 49% decrease from the preceding quarter. Quarterly share repurchase activity for the quarter ended December 31, 2007 is included in the “Capital” section of Item 7 of this Form 10-K, and incorporated herein by reference. Information regarding restrictions on dividends is included in the “Capital” section of Item 7 of this Form 10-K, and incorporated herein by reference. Securities authorized for issuance under equity compensation plans is included in Item 12 of this Form 10-K, and incorporated herein by reference.

There have been no recent sales of unregistered securities.

Stockholder Return Performance

Set forth below is a line graph comparing the five-year cumulative total return of National City common stock, based on an initial investment of $100 on December 31, 2002 and assuming reinvestment of dividends, with that of the Standard & Poor’s 500 Index (the “S&P 500”) and the KBW50 Index (the “KBW50”). The KBW50 is a market-capitalization weighted bank stock index developed and published by Keefe, Bruyette & Woods, Inc., a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 50 of the nation’s largest banking companies.

Five-Year Cumulative Total Return
12/2002-12/2007
National City vs. S&P 500 and KBW50 Index

	2002	2003	2004	2005	2006	2007

National City	100.00	129.42	148.40	138.44	157.23	75.38
S&P 500	100.00	128.63	142.58	149.57	173.14	182.63
KBW50 Index	100.00	134.03	147.50	149.23	178.18	137.16

Item 6. SELECTED FINANCIAL DATA

Consolidated Statements of Income and Selected Financial Data(a)

	For the Calendar Year

(In Millions, Except Per Share Amounts)	2007(b)	2006(c)	2005	2004(d)	2003	2002	2001	2000	1999	1998	1997

Statements of Income
Interest income:
Loans	$8,570	$8,352	$7,239	$5,560	$5,553	$5,319	$5,857	$5,793	$4,938	$4,812	$4,487
Securities	419	414	382	377	355	519	492	715	895	861	825
Other	196	168	111	89	57	63	59	62	80	84	51

Total interest income	9,185	8,934	7,732	6,026	5,965	5,901	6,408	6,570	5,913	5,757	5,363
Interest expense:
Deposits	2,990	2,420	1,605	896	892	1,148	1,778	1,937	1,636	1,846	1,813
Borrowings and long-term debt	1,799	1,910	1,431	697	738	762	1,198	1,671	1,277	999	739

Total interest expense	4,789	4,330	3,036	1,593	1,630	1,910	2,976	3,608	2,913	2,845	2,552

Net interest income	4,396	4,604	4,696	4,433	4,335	3,991	3,432	2,962	3,000	2,912	2,811
Provision for loan losses	1,326	489	300	339	628	661	618	262	250	201	225

Net interest income after provision for loan losses	3,070	4,115	4,396	4,094	3,707	3,330	2,814	2,700	2,750	2,711	2,586

Noninterest income	2,606	4,019	3,304	4,440	3,593	2,548	2,685	2,481	2,381	2,314	1,847
Noninterest expense	5,305	4,711	4,735	4,456	4,063	3,709	3,332	3,209	2,983	3,377	2,793

Income before income taxes	371	3,423	2,965	4,078	3,237	2,169	2,167	1,972	2,148	1,648	1,640
Income taxes	57	1,123	980	1,298	1,120	722	779	670	743	577	518

Net income	$314	$2,300	$1,985	$2,780	$2,117	$1,447	$1,388	$1,302	$1,405	$1,071	$1,122

Per Common Share
Diluted net income	$.51	$3.72	$3.09	$4.31	$3.43	$2.35	$2.27	$2.13	$2.22	$1.61	$1.71
Dividends declared	1.60	1.52	1.44	1.34	1.25	1.20	1.16	.855	1.085	.97	.86
Dividends paid	1.60	1.52	1.44	1.34	1.25	1.20	1.16	1.14	1.06	.94	.84
Average diluted shares	612.24	617.67	641.60	645.51	616.41	616.17	611.94	612.63	632.45	665.72	655.47
Book value	$21.15	$23.06	$20.51	$19.80	$15.39	$13.35	$12.15	$11.06	$9.39	$10.69	$9.75
Tangible book value	12.03	16.73	14.85	14.36	13.47	11.46	10.23	9.09	7.23	8.96	8.86
Market value (close)	16.46	36.56	33.57	37.55	33.94	27.32	29.24	28.75	23.69	36.25	32.88
Financial Ratios
Return on average common equity	2.36%	17.98%	15.54%	24.56%	23.60%	18.14%	19.94%	21.29%	22.64%	15.40%	18.20%
Return on average total equity	2.38	18.00	15.55	24.57	23.60	18.14	19.90	21.21	22.56	15.37	18.20
Return on average assets	.22	1.66	1.40	2.23	1.79	1.40	1.49	1.52	1.67	1.34	1.56
Average stockholders’ equity to average assets	9.19	9.21	9.02	9.10	7.57	7.70	7.49	7.17	7.39	8.70	8.57
Dividend payout ratio	313.73	40.86	46.60	31.09	36.44	51.06	51.10	40.14	48.87	60.25	50.29
Net interest margin	3.49	3.75	3.74	4.02	4.08	4.33	4.08	3.85	3.99	4.11	4.37
Net charge-offs to average portfolio loans	.64	.44	.36	.39	.80	.83	.68	.46	.43	.37	.44
Efficiency ratio	75.46	54.45	58.95	50.06	51.07	56.46	54.17	58.60	55.06	64.13	59.42
At Year End
Assets	$150,374	$140,191	$142,397	$139,414	$114,102	$118,153	$105,905	$88,618	$87,121	$88,246	$75,779
Portfolio loans	116,022	95,492	106,039	100,271	79,344	72,174	68,058	65,603	60,204	58,011	51,994
Loans held for sale or securitization	4,290	12,853	9,667	12,430	15,368	24,501	16,831	3,439	2,731	3,508	1,250
Securities	8,731	7,509	7,875	8,765	6,525	8,675	9,479	9,597	14,565	15,813	13,651
Deposits	97,555	87,234	83,986	85,955	63,930	65,119	63,130	55,256	50,066	58,247	52,617
Long-term debt	27,892	26,356	30,970	28,696	23,666	22,730	17,316	18,145	15,038	9,689	6,297
Total stockholders’ equity	13,408	14,581	12,613	12,804	9,329	8,161	7,381	6,770	5,728	7,013	6,158
Common shares outstanding	633.95	632.38	615.05	646.75	606.00	611.49	607.35	609.19	607.06	652.65	631.39

(a)	Years prior to 2000 reflect restatements, where applicable, for stock splits and pooling-of-interests business combinations.

(b)	Results for 2007 include the acquisitions of Fidelity Bankshares, Inc. and MAF Bancorp, Inc. Refer to Note 3 of the Consolidated Financial Statements for further details.

(c)	Results for 2006 include the acquisitions of Forbes First Financial Corporation and Harbor Florida Bancshares, Inc., and the sale of First Franklin. Refer to Note 3 of the Consolidated Financial Statements for further details.

(d)	Results for 2004 include the acquisitions of Allegiant Bancorp Inc., Provident Financial Group Inc., and Wayne Bancorp, and the sale of National Processing, Inc.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) for each of the past three years and should be read in conjunction with the accompanying Consolidated Financial Statements and notes on pages 60 through 137.

Forward-Looking Statements

This Annual Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, management’s ability to effectively execute its business plans; changes in general economic and financial market conditions, including the stock market and residential and commercial real estate markets; changes in interest rates; the timing, pricing, and effects on National City of Visa’s initial public offering; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

Overview

Other than mortgage banking, the Corporation’s businesses — commercial banking, retail banking, and wealth management — performed well in 2007. Core deposit and loan growth were strong, as were most fee income categories. Mortgage results were adversely affected by market conditions as well as declining credit quality in residential real estate loan portfolios. Restructuring and other nonrecurring charges also affected 2007 results.

Declining real estate values put pressure on certain consumers with loans or lines of credit secured by residential real estate. Higher levels of delinquencies, nonperforming assets and charge-offs occurred in loans secured by residential real estate, particularly nonprime mortgage loans, broker-sourced home equity loans and residential construction loans. These factors led to higher actual and expected probable losses on these loans. The provision for loan losses was $1.3 billion in 2007 versus $489 million in 2006 and $300 million in 2005. Management believes the weakness in the housing market will likely persist into 2008. As such, these credit trends are expected to continue in the near term.

In the last half of 2007, the capital markets for sale of mortgage loans and lines of credit experienced severe disruption. As a result, the Corporation was unable to sell certain mortgage loans that had been originated for sale. Fair value write-downs occurred on these loans due to declines in market values, failed trades and trade fallout. As a result, a net loan sale loss of $(38) million was recognized in 2007 versus loan sale revenues of $766 million in 2006 and $808 million in 2005. In response to these conditions, management restructured its mortgage business, transferred nonsalable loans to its loan portfolio, and scaled back origination of certain products and staffing levels. Severance and other restructuring costs were incurred in 2007 to complete these actions. As a result, the mortgage business will be smaller, but likely more stable, in future periods.

National City, as a member of the Visa network, is obligated to indemnify Visa for certain litigation losses. In 2007, the Corporation recognized indemnity charges of approximately $289 million related to this obligation. Visa is preparing for an initial public offering (IPO) of its common stock in 2008. Upon the anticipated completion of the IPO in 2008, the Corporation expects to recognize gains on its interest in Visa which should more than exceed the charges taken in 2007.

The size of the Consolidated Balance Sheet grew in 2007, as loans originally intended for sale were transferred to portfolio. The larger balance sheet, combined with the losses in the mortgage business, restructuring and other unusual charges, reduced the capital position below management’s internal target ranges. Management has initiated a plan to increase liquidity and the Corporation’s capital levels in 2008. See further discussion in the Liquidity Risk section.

Consolidated Average Balance Sheets

	Daily Average Balance

(Dollars in Millions)	2007	2006	2005	2004	2003

Assets
Earning Assets:
Loans(a):
Commercial	$28,519	$25,458	$23,748	$20,107	$19,865
Commercial leases	4,168	3,566	3,171	2,024	1,538
Commercial construction	8,151	6,286	4,264	3,062	2,383
Commercial real estate	13,800	12,173	12,231	11,326	9,483
Residential real estate	34,877	37,491	41,488	40,395	45,932
Home equity lines of credit	17,533	19,533	21,122	14,743	9,293
Credit card and other unsecured lines of credit	3,376	2,750	2,523	2,286	2,155
Other consumer	4,908	5,680	7,818	7,659	8,059

Total loans	115,332	112,937	116,365	101,602	98,708
Securities available for sale, at amortized cost
Taxable	7,471	7,270	7,134	7,033	6,195
Tax-exempt	409	531	625	665	669

Total securities available for sale	7,880	7,801	7,759	7,698	6,864
Federal funds sold and security resale agreements, and other investments	3,397	2,803	2,100	1,621	1,326

Total earning assets/total interest income/rates	126,609	123,541	126,224	110,921	106,898
Allowance for loan losses	(1,192)	(1,007)	(1,143)	(1,101)	(1,028)
Fair value (depreciation) appreciation of securities available for sale	(22)	(68)	72	150	257
Nonearning assets	18,164	16,212	16,403	14,433	12,398

Total Assets	$143,559	$138,678	$141,556	$124,403	$118,525

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market	$34,769	$28,900	$28,589	$28,897	$25,378
Savings	2,540	1,970	2,361	2,583	2,423
Consumer time deposits	26,632	21,711	18,662	14,875	13,729
Other deposits	3,590	5,512	6,087	3,062	2,752
Foreign deposits	8,095	8,553	8,787	8,946	7,002
Federal funds borrowed	1,894	2,886	4,021	4,920	7,895
Security repurchase agreements	4,133	3,487	3,317	2,918	3,013
Borrowed funds	2,185	2,201	2,253	1,477	1,556
Long-term debt	25,657	30,013	32,752	24,028	24,854

Total interest bearing liabilities/total interest expense/rates	109,495	105,233	106,829	91,706	88,602

Noninterest bearing deposits	16,824	16,814	18,257	17,763	17,203
Accrued expenses and other liabilities	4,040	3,852	3,705	3,618	3,748

Total liabilities	130,359	125,899	128,791	113,087	109,553

Total stockholders’ equity	13,200	12,779	12,765	11,316	8,972

Total liabilities and stockholders’ equity	$143,559	$138,678	$141,556	$124,403	$118,525

Net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a) Includes both portfolio loans and loans held for sale or securitization.

Interest					Average Rate

2007	2006	2005	2004	2003	2007	2006	2005	2004	2003

$2,151	$1,927	$1,388	$809	$733	7.54%	7.57%	5.84%	4.02%	3.69%
289	231	201	127	85	6.94	6.49	6.35	6.28	5.54
617	490	272	141	107	7.56	7.79	6.38	4.62	4.50
982	880	778	648	581	7.12	7.23	6.36	5.72	6.13
2,493	2,699	2,678	2,569	2,960	7.15	7.20	6.45	6.36	6.44
1,339	1,455	1,194	581	355	7.64	7.45	5.65	3.94	3.81
381	308	251	200	173	11.28	11.19	9.93	8.73	8.01
337	378	493	496	569	6.86	6.65	6.31	6.48	7.07

8,589	8,368	7,255	5,571	5,563	7.45	7.41	6.23	5.48	5.64

399	389	352	345	322	5.34	5.35	4.93	4.90	5.19
29	37	45	49	51	7.07	7.07	7.27	7.36	7.68

428	426	397	394	373	5.43	5.47	5.12	5.11	5.43

197	170	111	88	58	5.79	6.05	5.28	5.46	4.35

$9,214	$8,964	$7,763	$6,053	$5,994	7.28%	7.26%	6.15%	5.46%	5.61%

$1,092	$798	$488	$252	$257	3.14%	2.76%	1.71%	.87%	1.01%
32	11	10	9	11	1.26	.59	.44	.35	.45
1,291	936	642	467	506	4.85	4.31	3.44	3.14	3.69
189	276	203	50	34	5.26	5.00	3.33	1.64	1.23
386	399	261	118	84	4.77	4.66	2.97	1.32	1.20
98	147	134	71	114	5.18	5.08	3.34	1.45	1.44
174	138	76	23	19	4.22	3.96	2.28	.78	.63
109	103	68	15	18	4.97	4.67	3.01	1.03	1.20
1,418	1,522	1,154	588	587	5.52	5.07	3.52	2.45	2.36

$4,789	$4,330	$3,036	$1,593	$1,630	4.37%	4.11%	2.84%	1.74%	1.84%

$4,425	$4,634	$4,727	$4,460	$4,364

					2.91%	3.15%	3.31%	3.72%	3.77%
					.58	.60	.43	.30	.31

					3.49%	3.75%	3.74%	4.02%	4.08%

Net Interest Income

Net interest income is the difference between interest income on earning assets, such as loans and securities, and interest expense on liabilities used to fund those assets, including interest bearing deposits and other borrowings. The amount of net interest income is affected by both changes in the level of interest rates and the amount and composition of earning assets and interest bearing liabilities. Net interest income is evaluated through two statistics – interest spread and net interest margin. The difference between the yields on earning assets and the rates paid on interest bearing liabilities represents the interest spread. The net interest margin is the percentage of net interest income to average earning assets. Because noninterest bearing sources of funds, principally demand deposits and stockholders’ equity, also support earning assets, the net interest margin exceeds the interest spread.

To compare the tax-exempt asset yields to taxable yields, amounts are adjusted to the pretax-equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustments to net interest income for 2007, 2006, and 2005 were $29 million, $30 million, and $31 million, respectively. Average outstanding loan balances include nonperforming loans and loans held for sale or securitization. Average outstanding securities balances are computed based on amortized cost and exclude unrealized gains and losses on securities available for sale.

In order to manage exposure to changes in interest rates, the Corporation uses various types of derivative instruments. The effects of derivative instruments used to manage interest-rate risk associated with earning assets and interest bearing liabilities are included in interest income or expense of the hedged item and consequently affect the yields on those assets and liabilities. Further discussion of derivative instruments is included in Notes 1 and 25 to the Consolidated Financial Statements. A discussion of the effects of changing interest rates is included in the Market Risk section beginning on page 42.

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

The decrease in net interest income in 2007 compared to 2006 is a result of a lower margin partially offset by higher average earning assets. The lower margin in 2007 compared to 2006 reflects higher funding costs, primarily LIBOR-based funding, associated with a larger than expected balance sheet, narrower spreads on commercial and consumer loans, and lower levels of noninterest bearing funds. The decrease in net interest income in 2006 compared to 2005 resulted primarily from a decrease in average earning assets as a result of the decision to originate and sell out-of-footprint, broker-sourced nonprime mortgage loans and home equity lines and loans. The net interest margin in 2006 was relatively consistent with the prior year despite pressure on lending and deposit spreads due to a higher contribution from noninterest bearing sources of funds.

Further discussion of trends in the loan and securities portfolios and detail on the mix of funding sources is included in the Financial Condition section.

The following table shows changes in tax-equivalent interest income, interest expense, and tax-equivalent net interest income arising from volume and rate changes for major categories of earning assets and interest bearing liabilities. The change in interest not solely due to changes in volume or rates has been allocated in proportion to the absolute dollar amounts of the change in each.

	2007 vs 2006			2006 vs 2005
(In Millions)	Volume	Rate	Net Change	Volume	Rate	Net Change

Increase (decrease) in tax-equivalent interest income
Loans:
Commercial	$233	$(9)	$224	$100	$439	$539
Commercial leases	39	19	58	25	5	30
Commercial construction	146	(19)	127	129	89	218
Commercial real estate	117	(15)	102	(4)	106	102
Residential real estate	(189)	(17)	(206)	(236)	257	21
Home equity lines of credit	(149)	33	(116)	(90)	351	261
Credit card and other unsecured lines of credit	70	3	73	23	34	57
Other consumer	(51)	10	(41)	(134)	19	(115)
Securities available for sale	8	(6)	2	2	27	29
Federal funds sold, security resale agreements, and other investments	36	(9)	27	37	22	59

Total	$260	$(10)	$250	$(148)	$1,349	$1,201

Increase (decrease) in interest expense
Deposits:
NOW and money market accounts	$162	$132	$294	$5	$305	$310
Savings accounts	3	18	21	(2)	3	1
Consumer time deposits	211	144	355	105	189	294
Purchased deposits	(114)	14	(100)	(25)	236	211
Federal funds borrowed, security repurchase agreements, and borrowed funds	(19)	12	(7)	(29)	139	110
Long-term debt	(217)	113	(104)	(96)	464	368

Total	$26	$433	$459	$(42)	$1,336	$1,294

Decrease in tax-equivalent net interest income			$(209)			$(93)

Noninterest Income

Details of noninterest income follow:

(In Millions)	2007	2006	2005

Deposit service charges and fees	$905	$818	$740
Loan sale revenue	(38)	766	808
Loan servicing revenue	402	91	399
Trust and investment management fees	318	301	296
Brokerage revenue	189	158	159
Leasing revenue	178	228	267
Other service fees	143	139	129
Insurance revenue	133	129	103
Card-related fees	125	109	105
Principal investment gains, net	96	118	57
Securities gains	22	—	27
Derivatives (losses)/gains	—	(7)	64
Gain on divestitures	16	984	16
Other	117	185	134

Total noninterest income	$2,606	$4,019	$3,304

Deposit service revenue increased by $87 million, or 11%, compared to 2006 and by $165 million, or 22%, compared to 2005. The growth in deposit service revenue reflects growth in deposit accounts and fee-generating transactions including customer overdraft, nonsufficient funds, and debit card fees. Core deposits, excluding escrow funds, grew to $84.1 billion at December 31, 2007, up from $69.6 billion at December 31, 2006, and $64.8 billion at December 31, 2005. The increase reflects both internal growth and acquisitions.

Loan sale revenue includes gains/(losses) realized upon loan sale or securitization, fair value write-downs on loans held for sale, and derivative gains/(losses) for hedges of mortgage loans and mortgage loan commitments. Revenue by loan type is shown below:

(In Millions)	2007	2006	2005

Residential real estate	$(85)	$590	$752
Commercial loans	46	90	47
Other consumer loans	1	86	9

Total loan sale revenue	$(38)	$766	$808

During the last half of 2007, the markets for sale of many mortgage and home equity loans were disrupted. Potential buyers withdrew from the market given heightened concerns over credit quality of borrowers and continued deterioration in the housing markets. In response to these conditions, management curtailed the production of non-agency eligible mortgage and home equity products and transferred certain nonsalable loans to portfolio. Residential real estate loan production is now limited to agency-eligible mortgages.

Residential real estate loan sales produced a loss in 2007 due to net losses realized upon sale and fair value write-downs on loans held for sale. Profitability of residential real estate loan sales was adversely affected by a market imbalance between supply and demand for certain types of mortgage loans, higher trade fallout, and higher losses on scratch and dent sales. Margins realized on sales of prime mortgage loans were (.07)% in 2007 versus 1.01% in 2006 and .85% in 2005. Fair value write-downs recognized on mortgage loans held for sale were $216 million in 2007 and $67 million in 2006, with no such write-downs in 2005. Fair value was estimated based on market prices for recent sales of similar loans, along with pricing information received from potential third-party investors, taking into consideration loan specific delinquency and underwriting deficiencies, as well as other market observations. Residential real estate loans originated for sale decreased in 2007 due to the above factors, as well as the sale of the former First Franklin nonprime mortgage unit in late 2006. Loan sale revenue associated with First Franklin was $201 million in 2006 and $264 million in 2005, respectively.

Commercial loan sale revenue decreased in 2007 due to a lower volume of sales, as well as a $27 million nonrecurring gain on sale of certain commercial leases in the prior year.

Other consumer loan sales include home equity lines of credit, credit card, and student loans. Other consumer loan revenue decreased in 2007 compared to 2006 due to net losses on sales of home equity lines of credit. The markets for sale of home equity lines of credit were disrupted in 2007 as described above. As a result, the Corporation ceased production of home equity lines of credit through brokers. As of December 31, 2007, all home equity lines of credit that had been originated for sale had either been sold or transferred to portfolio. Prior to such transfer, fair value write-downs of $9 million were recognized to reduce the carrying value of these lines to their estimated market value. Other consumer loan revenue increased in 2006 compared to 2005 due to the decision made during 2005 to begin selling all new production of out-of-footprint, broker-originated home equity lines of credit. In addition, other consumer loan sale revenue for 2005 included a $29 million loss on the securitization of indirect automobile loans. The Corporation no longer originates indirect automobile loans.

Loan servicing revenue includes net contractual servicing fees, late fees, ancillary fees, servicing asset valuation adjustments, and gains/(losses) on derivatives and securities utilized to hedge mortgage servicing assets. The components of loan servicing revenue by product type follow:

(In Millions)	2007	2006	2005

Residential real estate	$226	$(73)	$302
Other consumer loans	164	154	86
Commercial	12	10	11

Total loan servicing revenue	$402	$91	$399

The components of residential real estate loan servicing revenue/(loss) were as follows:

(In Millions)	2007	2006	2005

Net contractual servicing fees	$534	$625	$532
Servicing asset time decay and payoffs(a)	(344)	(404)	(505)
MSR hedging gains (losses):
Servicing asset valuation changes	60	(2)	472
Losses on hedging instruments	(24)	(292)	(197)

Net MSR hedging gains (losses)	36	(294)	275

Total residential real estate servicing revenue (loss)	$226	$(73)	$302

(a)	Prior to January 1, 2006, time decay and payoffs were characterized as amortization of servicing assets.

The Corporation typically retains the right to service the mortgage loans it sells. Upon sale, the Corporation recognizes a mortgage servicing right (MSR), which represents the present value of the estimated net servicing cash flows to be realized over the estimated life of the underlying loan. The carrying value of MSRs was $2.5 billion at December 31, 2007 and $2.1 billion at December 31, 2006, respectively. On December 30, 2006, the Corporation’s nonprime mortgage servicing platform, National City Home Loan Services (NCHLS) and associated servicing assets of $223 million were sold. Residential real estate servicing revenue included NCHLS servicing revenue of $64 million in 2006 and $19 million in 2005.

Net contractual servicing fees decreased in 2007 as the 2006 amount included $126 million of fees associated with the NCHLS servicing platform. Excluding fees associated with NCHLS, net contractual servicing fees increased as compared to 2006 due to growth in the mortgage loan portfolio serviced for others. The unpaid principal balance associated with National City Mortgage (NCM) loans serviced for others was $179.4 billion and $162.3 billion at December 31, 2007 and 2006, respectively. Servicing asset time decay and payoffs represent the decrease in the MSR value due to the passage of time from both payoffs and regularly scheduled loan principal payments. Payoffs slowed in 2007 compared to prior years due to rising interest rates.

Net MSR hedging gains were $36 million in 2007, compared to losses of $294 million in 2006, and gains of $275 million in 2005. In 2006, the Corporation implemented a new prepayment forecasting model, which increased net MSR hedging losses by $56 million. In prior periods, a third-party model was utilized to forecast loan prepayments. Both models utilize empirical data drawn from the historical performance of the Corporation’s managed portfolio. However, the new model considers more loan characteristics in estimating future prepayment rates. In 2005, changes in the MSR valuation model increased loan servicing income by $39 million. Net MSR hedging gains and losses associated with the NCHLS servicing assets were not significant.

The value of MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings typically increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings typically decline, causing actual and expected loan prepayments to decrease, which drives up the value of MSRs. The Corporation manages the risk associated with declines in the value of MSRs using derivative instruments and securities. Unrealized net gains associated with derivatives utilized to hedge MSRs were $146 million as of December 31, 2007. The ultimate realization of these gains can be affected by changes in interest rates, which may increase or decrease the ultimate cash settlement of these instruments.

Other consumer loans servicing revenue increased in 2007 compared to the prior two years due to growth in the serviced portfolio resulting primarily from recent loan sales and securitizations where the Corporation retained servicing rights. The Corporation began selling home equity lines of credit and home equity loans, on a servicing retained basis, in late 2005 and mid 2006, respectively. Servicing revenue was low in 2005 due to the effect of consumer bankruptcies on securitized credit cards.

Brokerage revenue increased compared to the prior two years due to higher commissions and lower trading losses. Leasing revenue declined in 2007 due to continued runoff of the leased automobile portfolio, which more than offset growth in the commercial leasing portfolio.

Card-related fees for 2007 increased by 15% compared to 2006 and 19% compared to 2005, mainly due to interchange fees driven by higher transaction volumes.

Principal investments represent direct investments in private and public companies and indirect investments in private equity funds. Principal investment gains include both market value adjustments and realized gains from sales of these investments, and can vary from year to year due to changes in fair value and decisions to sell versus hold various investments. Principal investment gains were lower in 2007 compared to the prior year due to a decrease in performance and lower realized gains on sale. Principal investment gains were higher in 2006 than 2005 due to better performance and higher realized gains on sale.

Derivative gains/(losses) include certain ineffective hedge gains/(losses) on derivatives designated as SFAS 133 qualifying hedges, and fair value adjustments on derivatives not designated as SFAS 133 qualifying hedges. These derivatives are held for trading purposes, to hedge the fair value of certain recognized assets and liabilities, and to hedge certain forecasted cash flows. Derivatives used to hedge mortgage loans held for sale and MSRs are presented within loan sale revenue and loan servicing revenue, respectively. In 2007 net gains were recognized on derivatives held for trading purposes. These net gains were offset by net losses due to fair value write-downs recognized on derivatives held for interest-rate risk management purposes which are not designated as SFAS 133 qualifying hedges.

Gain on divestitures for 2007 reflects the sale of three branches located in western Illinois. In 2006, the Corporation sold its First Franklin nonprime mortgage origination and related servicing platform for a realized gain of $984 million. The 2005 amount reflects the sale of Madison Bank & Trust.

Net security gains/(losses) and their effect on diluted net income per share are shown in the following table:

(In Millions, Except Per Share Amounts)	2007	2006	2005

Net gains/(losses):
Equity securities	$(4)	$5	$13
Debt securities	26	(5)	14

Net pretax gains	22	—	27
Tax provision	8	—	7

Effect on net income	$14	$—	$20

Effect on diluted net income per share	$.02	$—	$.03

In 2007, the loss on equity securities represents an other-than-temporary impairment on FNMA and FHLMC perpetual preferred securities. In prior years, equity securities gains were primarily associated with an internally managed portfolio of bank and thrift common stock investments. Debt securities gains/(losses) arise from the fixed income investment portfolio maintained for balance sheet management purposes. During 2007, certain fixed income investments used for balance sheet management purposes were sold, resulting in a realized gain.

There were no significant unusual items in other noninterest income in 2007 or 2005. Other noninterest income for 2006 included $36 million of income related to the release of a chargeback guarantee liability associated with a now-terminated credit card processing agreement.

Noninterest Expense

Details of noninterest expense follow:

(In Millions)	2007	2006	2005

Salaries, benefits, and other personnel	$2,580	$2,604	$2,560
Impairment, fraud & other losses	614	51	91
Third-party services	357	352	332
Equipment	335	326	303
Net occupancy	315	298	316
Marketing and public relations	157	148	165
Postage and supplies	146	140	143
Leasing expense	119	165	179
Insurance	89	112	60
Intangible asset amortization	81	47	52
State and local taxes	77	51	74
Travel and entertainment	77	77	85
Telecommunications	70	75	82
Card processing	32	28	21
Other	256	237	272

Total noninterest expense	$5,305	$4,711	$4,735

Comparisons of 2007 to prior years are affected by acquisitions which resulted in higher personnel costs, intangibles amortization and integration costs, as well as other unusual items discussed below. Acquisition integration costs were $68 million in 2007, $12 million in 2006, and $45 million in 2005.

Details of salaries, benefits, and other personnel expense follow:

(Dollars in Millions)	2007	2006	2005

Salaries and wages	$1,434	$1,424	$1,422
Incentive compensation	696	811	809
Deferred personnel costs	(302)	(403)	(457)
Contract labor	157	172	199
Payroll taxes	150	161	156
Medical and other benefits	137	154	144
Retirement plans	116	110	113
Stock-based compensation	76	68	57
Deferred compensation	(1)	42	16
Severance	83	30	61
Other personnel costs	34	35	40

Total salaries, benefits, and other personnel	$2,580	$2,604	$2,560

Full-time-equivalent employees at year end	32,064	31,270	34,270

Salaries, benefits, and other personnel costs decreased slightly in 2007 compared to 2006. Incentive compensation decreased based on lower mortgage loan originations, primarily from the sale of the First Franklin nonprime mortgage origination unit at the end of 2006. Deferred personnel costs decreased for the same reasons. Deferred compensation costs, which represent market value adjustments on deferred compensation liabilities, decreased in 2007 due to a decrease in the investment indices used to value these obligations. Severance costs increased in 2007 as a result of mortgage restructuring actions and reductions in corporate staff units. Contract labor decreased in 2007 from 2006 as a result of reduced mortgage production and general cost cutting. Medical and other benefits decreased in 2007 compared to 2006 as a result of a reduction in claims processed due to reduced staffing and the introduction of high deductible plans.

Salaries, benefits, and other personnel costs were relatively flat in 2006 compared to 2005. Deferred personnel costs decreased as a result of lower mortgage loan originations, which more than offset the increase in capitalized labor for internally developed software. Contract labor costs were lower in 2006 versus 2005 as the prior year included expenses related to contract programmers hired to develop new systems and temporary help engaged in acquisition integration activities. Market valuation adjustments on deferred compensation liabilities increased compared to 2005 due to increases in the investment indices used to value these obligations. Severance costs were lower in 2006 as 2005 included a $43 million charge related to the elimination of a number of management positions.

Impairment, fraud, and other losses increased in 2007 compared to 2006 and 2005. The Corporation recorded $289 million in indemnification charges in 2007 for its obligation as a Visa member with respect to Visa’s third-party litigation. The restructuring and downsizing of the mortgage business led to a goodwill impairment charge of $181 million and asset impairment charges of $44 million in 2007. A litigation settlement for $25 million also contributed to higher losses in 2007. There were no unusual items recorded in 2006. Impairment, fraud and other losses for 2005 included an $18 million impairment charge on several underutilized buildings which were sold.

Equipment costs increased in 2007 compared to 2006 due to technology and software upgrades as well as costs associated with recent acquisitions. Equipment costs increased in 2006 compared to 2005 due to increases in maintenance contract costs, software license fees, and technology upgrade costs.

Net occupancy costs increased in 2007 compared to 2006 due to higher depreciation expense, building operating costs, and maintenance expenses as a result of recent acquisitions. Net occupancy expense decreased in 2006 compared to the prior year due to a $29 million one-time adjustment for lease accounting in 2005.

Marketing and public relations increased in 2007 compared to 2006 as a result of increased Internet advertising, as well as print, radio and outdoor advertisements in new markets, primarily Florida. Marketing and public relations decreased in 2006 as 2005 included contributions of appreciated securities to the Corporation’s charitable foundation in the amount of $30 million, with no similar contributions in either 2007 or 2006. Partially offsetting this decrease were higher advertising costs during 2006 associated with promoting loan and deposit products, along with the points from National City ® rewards program. Leasing expense decreased in 2007 compared to 2006 and 2005 as a result of a lower portfolio of equipment leased to others. The leased automobile portfolio continues to liquidate.

Insurance expense decreased in 2007 compared to 2006 due to lower private mortgage insurance costs on liquidating residential real estate and consumer loan portfolios. Insurance expense increased in 2006 compared to 2005 due to an increased percentage of insured mortgage and consumer loans.

Intangible asset amortization increased in 2007 compared to 2006 and 2005 related to core deposits amortization related to recent acquisitions, primarily Fidelity and MAF. Intangible asset amortization decreased in 2006 compared to 2005 as certain intangible assets reached the end of their amortization period.

State and local nonincome tax expense was lower in 2006 than either 2007 or 2005 mainly to reversals of previously established reserves that were no longer required.

The increase in other noninterest expense in 2007 compared to 2006 was due to higher costs associated with foreclosure properties of $55 million due to fair value write-downs and losses on disposition as well as, increased foreclosure expenses. Other noninterest expense decreased in 2006 compared to the prior year due to $24 million of lower foreclosure losses and $9 million of lower minority ownership expenses.

The efficiency ratio, equal to noninterest expense as a percentage of tax-equivalent net interest income and total fees and other income, was 75.46% in 2007, 54.45% in 2006, and 58.95% in 2005. The higher efficiency ratio in 2007 compared to 2006 was the result of the large impairment and other losses mentioned above, combined with lower noninterest income, driven by lower loan sale revenues and lower gains on divestitures. The lower efficiency ratio in 2006 was primarily related to higher noninterest income which reflects higher loan sale revenue and the gain on sale of First Franklin.

Income Taxes

The effective tax rate was 15% in 2007 versus 33% in both 2006 and 2005. The lower tax rate in 2007 resulted from fixed amounts of favorable tax credits and other adjustments representing a larger percentage of income tax expense in

2007 due to lower earnings. The tax provisions for 2007, 2006, and 2005 included net tax benefits of $5 million, $23 million and $7 million, respectively, related to the reorganization of certain subsidiaries, the resolution of certain tax contingencies as well as federal and state audit claims, and provision true-ups associated with the completion of the actual tax returns. A reconciliation of the effective tax rate to the statutory rate is included in Note 21.

Line of Business Results

The Corporation’s businesses are organized by product and service offerings as well as the distribution channels through which these products and services are offered. Effective January 1, 2007, the Corporation implemented a reorganization of its management structure resulting in the following five reportable segments: Retail Banking, Commercial Banking-Regional, Commercial Banking-National, Mortgage Banking, and Asset Management. Further discussion of the activities of each of these businesses is presented in Note 27. All revenues and expenses not directly associated with or allocated to these segments are reported within Parent and Other. Parent and Other also includes revenues and expenses associated with discontinued products or services and exited businesses, including the former First Franklin unit and the related liquidating portfolio.

Summary results of operations and related discussion for each business follows. Net interest income is presented on a tax-equivalent basis in the tables below. Comparisons of current year results to prior periods are affected by recent acquisition and divestiture activities, as well as unusual or nonrecurring transactions as described below.

Retail Banking: This business provides banking products and services to consumers and small businesses within National City’s nine-state footprint.

(In Millions)	2007	2006	2005

Net interest income	$2,304	$1,996	$1,906
Provision for loan losses	289	183	252
Noninterest income	1,189	1,060	955
Noninterest expense	2,020	1,733	1,607
Net income	716	700	616

Net interest income increased in 2007 due to growth in average outstanding loans and deposits, partially offset by lower loan spreads. Average loans outstanding were $25.1 billion in 2007, $21.9 billion in 2006 and $21.4 billion in 2005. Average core deposits were $65.9 billion for 2007, $55.2 billion for 2006, and $52.6 billion for 2005. Both loans and deposits grew from expansion of customer relationships, new customers, and acquisitions. Net interest margin was 3.23% in 2007, down compared to the prior two years due primarily to narrower spreads on loans. The provision for loan losses increased compared to 2006 due primarily to growth in the loan portfolio. In addition, 2006 benefited from lower credit losses following the change in consumer bankruptcy laws in late 2005, as well as enhancements to the process of estimating losses on other consumer revolving credit. Noninterest income increased in 2007 due to higher deposit and other service fees, as well as higher brokerage revenue. The growth in deposit service fees reflects a higher volume of fee-generating transactions due to household growth and acquisitions. The increase in brokerage revenue reflects higher business volumes. Noninterest income for 2007 included a $16 million gain realized on the sale of three branches. A similar gain was realized on branch sales in 2005. Noninterest expense increased in 2007 due to higher personnel and other operating expenses associated with increased business volumes.

Commercial Banking-Regional: This business provides banking products and services to large- and medium-sized companies within National City’s nine-state footprint.

(In Millions)	2007	2006	2005

Net interest income	$1,099	$1,076	$1,034
Provision (benefit) for loan losses	134	68	(11)
Noninterest income	234	222	216
Noninterest expense	547	513	474
Net income	402	443	486

Net interest income increased compared to the prior two years due to growth in loans outstanding. Average loans outstanding were $33.2 billion in 2007, $29.9 billion in 2006, and $28.2 billion in 2005. Net interest margin was 3.02% in 2007, down from the prior two years due to narrower loan spreads. The provision for loan losses increased in 2007 primarily due to growth in the loan portfolio and higher probable credit losses associated with loans to regional residential real estate developers. Noninterest income increased compared to the prior two years due primarily to higher deposit and commercial card fees. Noninterest expense increased in 2007 compared to the prior two years primarily due to higher personnel costs and other expenses associated with higher business volumes.

Commercial Banking-National: This business provides banking products and services to targeted customer segments in selected industries or distribution channels, as well as to corporate customers outside of National City’s branch footprint.

(In Millions)	2007	2006	2005

Net interest income	$474	$456	$452
Provision for loan losses	59	3	2
Noninterest income	472	525	385
Noninterest expense	432	406	330
Net income	286	372	316

Net interest income increased in 2007 on higher loans outstanding. Average loans outstanding were $15.4 billion in 2007, $13.0 billion in 2006 and $10.9 billion in 2005. Net interest margin was 2.68% in 2007, down compared to the prior two years due to narrower spreads on loans. The provision for loan losses increased in 2007 which largely reflects higher probable credit losses for national residential real estate developers, as well as growth in the portfolio. Noninterest income decreased in 2007 compared to 2006 due to lower loan sales and principal investment gains, partially offset by higher brokerage revenue. Loan sale revenue for 2006 included a $27 million gain on sale of commercial leases. Principal investments gains were $96 million in 2007 compared to $122 million in 2006. Noninterest income increased compared to 2005 due primarily to higher business volumes and the aforementioned principal investment gains. Noninterest expense increased in 2007 compared to the prior year due to higher personnel costs and operating expenses associated with new business.

Mortgage Banking: This business originates residential mortgages, home equity loans, and home equity lines of credit within National City’s banking footprint and on a nationwide basis. During 2007, unprecedented disruption occurred in the capital markets resulting in an inability to sell many nonagency eligible mortgage and home equity products. In response to these conditions, management ceased production of mortgage loans, home equity loans and home equity lines of credit originated by brokers. Nonsalable mortgage loans, previously held for sale, were transferred to portfolio. The Mortgage Banking segment reported a net loss in 2007 due to these adverse market conditions, restructuring activities, and the settlement of certain litigation.

(In Millions)	2007	2006	2005

Net interest income	$663	$607	$720
Provision for loan losses	579	75	58
Noninterest income	211	365	833
Noninterest expense	1,086	805	843
Net (loss) income	(541)	58	419

Net interest income increased in comparison to 2006 due to higher average loans outstanding, but decreased compared to 2005 due to lower loan spreads and higher nonperforming assets. Average loans outstanding were $28.1 billion in 2007, $22.6 billion in 2006 and $25.6 billion in 2005. Average loans outstanding grew in 2007 due to disruptions in the markets for certain mortgage products which resulted in the transfer of $7.2 billion of formerly held for sale loans to portfolio. Net interest margin was 2.10% in 2007, down compared to the prior two years due to narrower loan spreads. The higher provision for loan losses in 2007 reflects higher estimated probable credit losses, particularly for residential construction loans and broker-sourced home equity loans and lines of credit. Delinquencies, nonperforming assets and net charge-offs have all increased in comparison to prior years. Declining real estate values have adversely affected the ability of these borrowers to repay their loans.

Noninterest income decreased in comparison to the prior two years due to adverse mortgage market conditions. Net loan sale losses were $(90) million in 2007, versus loan sale revenue of $441 million in 2006 and $551 million in 2005. Fair value write-downs of $197 million were recognized in 2007 on loans held for sale due to deteriorating market values, failed trades and trade fallout. Loan servicing revenue/(loss) was $276 million in 2007, compared to $(109) million in 2006, and $283 million in 2005. The unpaid principal balance associated with loans serviced for others grew to $189.4 billion at December 31, 2007, up from $169.4 billion at December 31, 2006 and $160.9 billion at December 31, 2005. Included within loan servicing revenue were net MSR hedging gains/(losses) of $36 million in 2007, $(276) million in 2006 and $286 million in 2005. Net MSR hedging results are affected by changes in the relationship between mortgage rates, which affect the value of MSRs, and swap rates, which affect the value of some of the derivatives used to hedge MSRs. During 2007, this spread widened in comparison to the prior year. In 2006, net MSR hedging losses for 2006 included a $56 million fair value write-down associated with implementing a new prepayment model. In 2005, changes in the MSR valuation model increased net MSR hedging gains by $39 million.

Noninterest expense increased in 2007 due to goodwill and other asset impairment charges of $224 million, severance costs of $36 million, and settlement of litigation for $25 million. In the last half of 2007, restructuring of this business reduced staffing to 5,859 employees down from 7,289 employees a year ago.

Effective January 1, 2006, the Corporation prospectively changed its internal methodology for assigning interest credit on mortgage escrow accounts from a short-term rate to a longer-term swap rate to better reflect the duration of these accounts. Had this same methodology been applied in 2005, net income would have been higher by approximately $16 million.

Asset Management: This segment includes both institutional asset management and personal wealth management services.

(In Millions)	2007	2006	2005

Net interest income	$139	$130	$118
Provision for loan losses	12	3	8
Noninterest income	376	353	344
Noninterest expense	343	322	326
Net income	100	98	80

Net interest income increased compared to 2006 and 2005 due to higher average loans and deposits. Average outstanding loans were $3.8 billion in 2007, $3.4 billion in 2006, and $3.1 billion in 2005. Average core deposits were $2.8 billion in 2007, $2.0 billion in 2006, and $1.9 billion in 2005. Net interest margin was 3.36% for 2007, down compared to the prior two years due to narrower spreads on both loans and deposits. The provision for loan losses increased in 2007 due to a few problem accounts and higher loan balances. In addition, the 2006 provision for loan losses was low due to enhancements in the process of estimating credit losses on consumer revolving loans. Noninterest income increased in 2007 due to higher trust and investment management fees, and to a lesser extent, higher brokerage revenues. Noninterest expense increased in 2007 on higher personnel costs associated with increased business volumes. Assets under administration grew to $114.8 billion at December 31, 2007, up from $112.2 billion at December 31, 2006.

Parent and Other: Parent and Other includes the results of investment funding activities, liquidating portfolios associated with certain discontinued businesses, unallocated corporate income and expense, intersegment revenue and expense eliminations, and reclassifications. Parent and Other also includes the historical operating results of the former First Franklin nonprime mortgage origination and servicing platform, as well as acquisition integration costs and other unusual or infrequently occurring items.

(In Millions)	2007	2006	2005

Net interest (expense) income	$(254)	$369	$496
Provision (benefit) for loan losses	252	156	(9)
Noninterest income	124	1,494	571
Noninterest expense	878	933	1,154
Net (loss) income	(649)	629	68

Net interest expense occurred in 2007 versus net interest income in the prior two years due to higher debt and funding costs exceeding the net interest income from liquidating portfolios. Average loans outstanding were $9.8 billion in 2007, $22.1 billion in the preceding year, and $27.3 billion two years ago. The provision for loan losses in this segment includes estimated probable credit losses on the nonprime mortgage loan portfolio, eliminations of provisions recognized in other segments on securitized loans, and the reclassification of the provision for reinsurance losses which is recorded in noninterest expense within the Retail Banking segment. The higher provision for credit losses in 2007 reflects continued deterioration in the credit quality of the nonprime mortgage loan portfolio.

Noninterest income for 2006 included a $984 million pretax gain on the sale of the Corporation’s former First Franklin unit. In addition, First Franklin contributed $264 million and $283 million to noninterest income in 2006 and 2005, respectively. There was no similar revenue in 2007 results as this unit was sold in late 2006. Fair value write-downs on nonprime mortgage loans held for sale were $23 million in 2007, $85 million in 2006, with no such losses in 2005. The release of a chargeback guarantee liability in 2006 benefited noninterest income by $36 million while the securitization of indirect automobile loans in 2005 reduced noninterest income by $29 million.

Noninterest expense in 2007 included $289 million of Visa indemnification losses. Otherwise, expenses were lower in 2007 due to the sale of First Franklin in late 2006 which accounted for $524 million and $444 million of noninterest expense in 2006 and 2005, respectively. Noninterest expense benefited from a $48 million and $79 million reclassification of Retail Banking’s reinsurance losses to the provision for credit losses in 2007 and 2006, respectively. Noninterest expense for 2005 included net nonrecurring charges of $55 million for charitable contributions, impairment charges and other matters. Severance costs were $62 million in 2007, $33 million in 2006, and $68 million in 2005. Net income tax benefits/(provision) were $5 million, $13 million, and $(6) million in 2007, 2006, and 2005, respectively, from return-to-provision true-ups, the reorganization of certain subsidiaries, as well as the resolution of tax contingencies.

Financial Condition

Portfolio Loans: End-of-period and average portfolio loan balances by category follow:

(In Millions)	2007	2006	2005	2004	2003

As of December 31:
Commercial	$30,914	$26,969	$24,026	$22,324	$17,737
Commercial leases	4,437	4,083	3,546	2,836	1,427
Commercial construction	9,051	7,160	5,344	3,483	2,766
Commercial real estate	14,883	12,436	12,407	12,193	9,828
Residential real estate	30,243	21,882	30,846	29,838	26,917
Home equity lines of credit	18,080	14,595	21,439	19,018	11,016
Credit card and other unsecured lines of credit	3,915	3,007	2,612	2,414	2,324
Other consumer	4,499	5,360	5,819	8,165	7,329

Total portfolio loans	$116,022	$95,492	$106,039	$100,271	$79,344

Average:
Commercial	$28,440	$25,417	$23,730	$20,079	$19,852
Commercial leases	4,168	3,566	3,171	2,024	1,538
Commercial construction	8,151	6,286	4,264	3,062	2,383
Commercial real estate	13,522	12,062	12,033	11,162	9,483
Residential real estate	26,035	26,632	30,941	28,324	23,261
Home equity lines of credit	15,488	17,128	21,118	14,743	9,293
Credit card and other unsecured lines of credit	3,285	2,626	2,381	2,286	2,155
Other consumer	4,907	5,673	7,637	7,527	7,906

Total portfolio loans	$103,996	$99,390	$105,275	$89,207	$75,871

National City’s commercial and commercial real estate portfolios represent a broad and diverse customer base comprising over 900 different standard industrial classifications. The customer base is geographically dispersed within National City’s nine-state footprint and in selected national accounts. The Corporation has no loans to borrowers in similar industries that exceed 10% of total loans. The following table summarizes the major industry categories and exposure to individual borrowers for commercial, commercial leases, commercial construction, and commercial real estate as of December 31, 2007.

	Outstanding	% of	Average Loan Balance	Largest Loan to a Single
(Dollars in Millions)	Balance	Total	Per Obligor	Obligor

Real estate	$19,553	33%	$1.1	$67
Consumer cyclical	9,604	16	1.1	96
Industrial	7,574	13	1.5	171
Consumer noncyclical	6,511	11	.6	46
Basic materials	4,108	7	1.8	67
Financial	4,154	7	2.3	150
Services	2,138	3	.5	56
Energy and utilities	1,103	2	1.4	35
Technology	575	1	3.6	45
Miscellaneous	3,965	7	.3	105

Total	$59,285	100%

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

Commercial loans increased over the past several years due to a favorable economy, continued growth in existing markets, acquisitions, and expansion into new markets.

A distribution of commercial loans by maturity and interest rate at December 31, 2007 follows:

	One Year	One to Five	Over Five
(In Millions)	or Less	Years	Years	Total

Variable-rate	$7,833	$15,350	$3,261	$26,444
Fixed-rate	1,087	2,362	1,021	4,470

Total	$8,920	$17,712	$4,282	$30,914

Commercial leases: The lease portfolio represents a diversified customer base in energy, steel, automotive, manufacturing, transportation, and other capital-intensive industries, covering a broad range of equipment, including transportation, manufacturing, technology, aircraft, material handling, construction, office equipment, and other equipment types. Commercial leases are governed by the same lending policies and are subject to the same credit risk as described for commercial loans. The commercial lease portfolio has increased over the last several years due to new business generation and general economic conditions, as well as acquisitions.

Commercial Construction: The commercial construction loan category includes loans originated to developers of real estate to finance the construction of commercial and residential real estate properties. Commercial construction loans are transferred to the commercial real estate portfolio upon completion of the property under construction and satisfaction of all terms in the loan agreement. Commercial construction loans are governed by the same lending policies and are subject to the same credit risk as described for commercial loans. Growth in the commercial construction balances during 2007 and 2006 resulted from favorable economic conditions which drive higher originations from new construction and higher borrowing levels from existing customers.

A distribution of commercial construction loans by maturity and interest rate at December 31, 2007 follows:

	One Year	One to Five	Over Five
(In Millions)	or Less	Years	Years	Total

Variable-rate	$3,887	$3,698	$395	$7,980
Fixed-rate	568	287	216	1,071

Total	$4,455	$3,985	$611	$9,051

Commercial Real Estate: The commercial real estate category includes mortgage loans to developers and owners of commercial real estate. Origination activities for commercial real estate loans are similar to those described above for the commercial construction portfolio. Lending and credit risk policies for commercial real estate loans are governed by the same policies as for the commercial portfolio. The balance of the commercial real estate portfolio increased in 2007 mainly due to acquisitions. Prior to 2007, the balance remained relatively stable.

A distribution of commercial real estate loans by maturity and interest rate at December 31, 2007 follows:

	One Year	One to Five	Over Five
(In Millions)	or Less	Years	Years	Total

Variable-rate	$1,747	$4,004	$2,249	$8,000
Fixed-rate	719	4,048	2,116	6,883

Total	$2,466	$8,052	$4,365	$14,883

Residential Real Estate: The residential real estate category includes consumer loans secured by residential real estate, including home equity installment loans. The Corporation’s residential real estate lending policies require all loans to have viable repayment sources. Residential real estate loans are evaluated for the adequacy of these repayment sources at the time of approval, using such factors as credit scores, debt-to-income ratios, and collateral values. Credit risk for residential real estate loans arises from borrowers lacking the ability or willingness to repay the loans, or by a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral. These loans were originated by National City Mortgage as well as the former National Home Equity and First Franklin units. Residential real estate loans are categorized as prime mortgages, nonprime mortgages, or home equity installment loans.

End-of-period and average residential real estate portfolio loan balances by category follow:

(In Millions)	2007	2006	2005

As of December 31:
Prime mortgages	$15,349	$7,963	$5,646
Nonprime mortgages	6,012	7,486	18,688
Home equity installment	8,882	6,433	6,512

Total residential real estate portfolio loans	$30,243	$21,882	$30,846

Average:
Prime mortgages	$11,570	$5,883	$6,000
Nonprime mortgages	7,086	14,396	18,889
Home equity installment	7,379	6,353	6,052

Total residential real estate portfolio loans	$26,035	$26,632	$30,941

Prime mortgage loans principally reflect mortgage loans originated in accordance with underwriting standards set forth by the government-sponsored entities (GSEs) of the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (GNMA). Prime mortgage production is generally sold in the secondary mortgage market primarily to the GSEs, the Federal Home Loan Banks (FHLB), and third-party loan investors. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing. The Corporation originates prime loans through retail mortgage offices located throughout the United States and through National City Bank branches located within the Corporation’s nine-state footprint. In 2007, the Corporation terminated broker-based wholesale mortgage lending.

In the last half of 2007, certain prime mortgage loans, including jumbo mortgage loans and loans with nonstandard documentation, were not readily salable as concerns about the credit quality of subprime mortgages spread to other mortgage products. The increase in prime mortgage loans during 2007 reflects loans added with recent acquisitions and transfers of formerly held for sale mortgages of $1.8 billion to portfolio.

Nonprime mortgage loans, which include both first and second lien mortgages, were originated by the Corporation’s former First Franklin unit which was sold in late 2006. Nonprime mortgage loans were generally not readily salable in the secondary market to the GSEs for inclusion in mortgage-backed securities due to the credit characteristics of the borrower, the underlying documentation, the loan-to-value ratio, or the size of the loan, among other factors. However, prior to 2007, these loans were generally salable to other third-party investors. Nonprime mortgage loans included interest-only loans and loans with various borrower documentation levels. The Corporation has never offered mortgages with negative amortization. Third-party credit scores were incorporated into the lending guidelines along with loan amount, loan-to-value, and loan purpose. These loans were originated principally through wholesale channels, including a national network of brokers and mortgage bankers. Loan production was primarily located in the West Coast and East Coast markets.

The decrease in the nonprime mortgage portfolio in 2007 resulted from ongoing pay downs and payoffs, partially offset by the transfer back to portfolio of approximately $1.6 billion of such loans previously held for sale. Management forecasts that the average runoff of this portfolio will approximate $150-200 million per month in 2008. As of December 31, 2007, interest-only and second-lien loans comprised 21% and 25% of the portfolio, respectively. The average FICO scores associated with first-lien and second-lien loans were 616 and 637, respectively, at December 31, 2007. Credit risk related to these loans is mitigated through the use of lender-paid mortgage insurance and a credit risk transfer agreement. As of December 31, 2007, approximately 70% of the remaining nonprime mortgage loan portfolio was covered by some form of credit protection. See Credit Risk discussion on page 35.

The residential real estate portfolio also includes prime-quality home equity installment loans. These loans were originated through the National City Bank branch network, and on a nationwide basis via mortgage offices and the former National Home Equity unit. The Corporation does not originate interest-only or pay-option ARM installment loans. Since late 2005, all originations of broker-sourced home equity loans were for sale. In late 2007, the Corporation halted originations of broker-sourced home equity loans and transferred $2.4 billion of such loans to portfolio. During both 2007 and 2006, $2.3 billion of broker-sourced home equity loans were sold. As of December 31, 2007, broker-sourced loans represented $3.7 billion of the home equity portfolio, with the top five states being: California (31%), Florida (7%), New York (6%), Washington (5%), and Arizona (5%). The average borrower FICO score of broker-sourced home equity loans was 725 at December 31, 2007. The home equity installment loan portion of the portfolio increased during 2007 as $2.4 billion of broker-sourced loans were transferred to portfolio from held for sale due to unfavorable market conditions in late 2007. Management forecasts that the average runoff of the remaining portfolio will approximate $100 million per month in 2008.

Home Equity Lines of Credit: The home equity category consists mainly of revolving lines of credit secured by residential real estate. Home equity lines of credit are generally governed by the same lending policies and subject to credit risk as described above for prime mortgage loans. These loans were originated directly through National City Bank branches, as well as on a nationwide basis through mortgage offices and by the former National Home Equity unit. As described above, originations of broker-sourced home equity lines of credit ceased in August 2007. Broker-sourced lines represented $7.5 billion of the home equity line of credit portfolio at December 31, 2007 with California (29%), New York (10%), Florida (6%), Maryland (5%), and Virginia (5%) representing the top five lending states. The average borrower FICO score for broker-sourced lines was 725 as of December 31, 2007. The portfolio of home equity lines of credit increased during 2007 as $3.0 billion of this product was transferred to portfolio from held for sale due to unfavorable market conditions in the last half of 2007. Management expects this portfolio to decrease in future periods as the broker-sourced portion of the portfolio runs off. The average run-off of this portfolio is expected to approximate $70-75 million per month in 2008. Prior to 2006, the home equity line of credit portfolio increased annually as substantially all production was originated for portfolio, and favorable interest rates spurred record production levels.

Credit Cards and Other Unsecured Lines of Credit: This category includes the outstanding balances on open-ended credit card accounts and unsecured personal and business lines of credit. Credit card loans are typically unsecured and are generally governed by similar lending policies and credit risk as described for residential real estate and consumer loans. The increase in credit cards and other unsecured lines of credit over the past two years was reflective of new products, targeted marketing through the branch network, and greater usage.

Other Consumer: Other consumer loans include indirect installment loans, automobile leases, and student loans. These loans are generally governed by the same lending policies as described for residential real estate. Credit risk for consumer loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The primary reason for the decline in other consumer loans in 2007 was the continued run-off of liquidating portfolios which include indirect automobile loans, automobile leases, and other recreational vehicle loans. The decline in other consumer loans in 2006 and 2005 was primarily the result of the securitization of automobile loans of $2.2 billion in late 2005 and $890 million in 2004.

Loans Held for Sale or Securitization: End-of-period and average loans held for sale or securitization follow:

(In Millions)	2007	2006	2005	2004	2003

As of December 31:
Commercial	$41	$34	$11	$24	$16
Commercial real estate	508	177	35	546	—
Residential real estate	3,741	9,328	9,192	11,860	14,497
Automobile	—	—	—	—	854
Credit card	—	425	425	—	—
Student loans	—	1	4	—	—
Home equity lines of credit	—	2,888	—	—	—

Total loans held for sale or securitization	$4,290	$12,853	$9,667	$12,430	$15,367

Average:
Commercial	$79	$41	$18	$28	$13
Commercial real estate	278	111	198	164	—
Residential real estate	8,842	10,859	10,547	12,071	22,671
Automobile	—	—	179	132	153
Credit card	91	124	142	—	—
Student loans	1	7	2	—	—
Home equity lines of credit	2,045	2,405	4	—	—

Total loans held for sale or securitization	$11,336	$13,547	$11,090	$12,395	$22,837

In the last half of 2007, the markets for sale of mortgage loans were severely disrupted. As a result, the Corporation was unable to sell certain nonagency-eligible mortgage loans and home equity loans and lines of credit that had been originated for sale, and these loans were transferred into portfolio. Substantially all originations of residential real estate mortgages other than agency-eligible products have been curtailed. During 2007, the Corporation transferred into portfolio $5.8 billion of residential real estate loans and $3.0 billion of home equity lines of credit. At December 31, 2007, $1.1 billion of nonagency-eligible mortgages loans remained in residential real estate loans held for sale and are deemed readily salable. The decrease in loans held for sale or securitization was also due to the sale of the First Franklin nonprime mortgage origination and sales platform during late 2006.

The Corporation has originated certain nontraditional interest-only and payment option adjustable-rate mortgage (ARM) loans, which allow borrowers to exchange lower payments during an initial period for higher payments later. The loans were made to prime borrowers and underwritten in accordance with bank regulatory guidelines, which include evaluating borrower repayment capacity based on the fully indexed rate and a fully amortizing repayment schedule. In 2007, originations of interest-only loans represented approximately 28% of total production, and payment-option ARMs less than one percent. All interest-only and payment option ARM production is sold into the secondary mortgage market.

As of December 31, 2006 and 2005, $425 million of credit card loans were classified as held for sale awaiting securitization.

During 2007, 2006, and 2005, the Corporation sold $3.4 billion, $5.5 billion, and $1.4 billion, respectively, of broker-sourced home equity lines of credit. Prior to 2005, all such loans were originated for portfolio. The increase in average loans held for sale or securitization in 2006 was primarily due to the implementation of the originate-and-sell strategy for nonprime mortgage loans and home equity lines and loans. Also, in 2006, the Corporation made a strategic decision to sell a large pool of nonprime mortgage loans from portfolio. At December 31, 2006, $1.6 billion of these loans remained in held for sale pending the resolution of documentation defects identified during due diligence by potential purchasers. During early 2007, these loans were transferred back into portfolio due to poor market conditions.

The decrease in average loans held for sale or securitization in 2005 and 2004 was primarily the result of lower mortgage production.

Securities: Securities balances at December 31 follow:

(In Millions)	2007	2006	2005	2004	2003

U.S. Treasury	$1,056	$1,051	$993	$410	$625
Federal agency	262	250	181	243	12
Mortgage-backed securities	6,610	5,306	5,437	6,309	3,928
Asset-backed and corporate debt securities	204	175	246	510	931
States and political subdivisions	382	500	608	705	672
Other securities	194	221	416	423	154

Total amortized cost	$8,708	$7,503	$7,881	$8,600	$6,322

Total fair value	$8,731	$7,509	$7,875	$8,765	$6,525

The increase in the securities portfolio in 2007 resulted primarily from recent acquisitions. The decrease in the securities portfolio in 2006 and 2005 resulted from sales and principal pay downs of mortgage-backed securities, state and political subdivision securities, and asset-backed securities, partially offset by increases in U.S. Treasury securities. In 2006, $737 million of mortgage-backed securities were sold as part of a program to reduce interest-rate risk associated with optionality embedded in other balance sheet products, including securities, loans and deposits. At December 31, 2007, the securities portfolio had net unrealized gains of $23 million. The weighted-average yield of debt securities included in the portfolio at December 31, 2007 and 2006 was 5.31% and 5.11%, respectively, computed on a tax-equivalent basis.

Funding: Detail of average deposit and borrowed funds balances follows:

(In Millions)	2007	2006	2005	2004	2003

Noninterest bearing	$16,824	$16,814	$18,257	$17,763	$17,203
NOW and money market	34,769	28,900	28,589	28,897	25,378
Savings	2,540	1,970	2,361	2,583	2,423
Consumer time	26,632	21,711	18,662	14,875	13,729

Core deposits	80,765	69,395	67,869	64,118	58,733

Other deposits	3,590	5,512	6,087	3,062	2,752
Foreign deposits	8,095	8,553	8,787	8,946	7,002

Purchased deposits	11,685	14,065	14,874	12,008	9,754

Total deposits	92,450	83,460	82,743	76,126	68,487

Short-term borrowings	8,212	8,574	9,591	9,315	12,464
Long-term debt	25,657	30,013	32,752	24,028	24,854

Total deposits and borrowed funds	$126,319	$122,047	$125,086	$109,469	$105,805

Average funding balances increased in 2007 due to growth in the loan portfolio. In 2006, average funding balances decreased due to lower loan portfolio balances resulting from the originate-and-sell strategy.

Interest bearing core deposits, such as NOW and money market deposits and consumer time deposits, have increased as a percentage of total core deposits due to recent acquisitions and consumer preferences for interest bearing products in a higher rate environment. Consumer time deposits consist primarily of certificates of deposit sold to retail banking customers.

The growth in core deposits during 2007 and 2006 includes deposit balances from acquisitions. In addition, core deposit growth over the past few years reflects household growth and expansion of relationships per household. Mortgage banking-related escrow deposits averaged $3.7 billion, $4.1 billion, and $4.6 billion in 2007, 2006, and 2005, respectively.

Other deposits consist principally of deposits acquired through third-party brokers and other noncore certificates of deposit. Other certificates of deposit are issued primarily to commercial customers, including trusts and state and political subdivisions. The need for brokered deposits decreased in 2007 and 2006 due to strong core deposit growth.

Certificates of deposit of $100,000 or more totaled $10.4 billion at December 31, 2007, of which $4.2 billion mature within three months, $2.5 billion mature between three and six months, $2.2 billion mature between six months and one year, and $1.5 billion mature beyond one year.

Foreign deposits primarily represent U.S. dollar deposits in the Corporation’s Grand Cayman branches from institutional money managers and corporate customers. A small portion of these balances also represents deposits denominated in Canadian dollars associated with National City’s Canadian branch office.

Short-term borrowings are comprised mainly of Federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, commercial paper, and short-term senior bank notes. At December 31, 2007 and 2006, short-term borrowings included $1.2 billion and $812 million, respectively, of commercial paper. Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation, to support short-term cash requirements of the holding company and nonbank subsidiaries. Short-term borrowings included $500 million and $434 million, respectively, of U.S. Treasury demand notes at December 31, 2007 and 2006. The amount of the notes held at any given time can fluctuate significantly depending on the U.S. Treasury’s cash needs. Replacement funding through other short-term channels is available in the event the notes are called. Short-term borrowings have decreased due to growth in core deposits.

Long-term debt includes senior and subordinated debt issued by the Corporation or National City Bank and debt obligations related to capital securities issued by subsidiary trusts. A wholesale funding policy governs the funding activity of National City Bank. The policy identifies eligible funding instruments and applicable constraints for gathering discretionary liabilities. This policy requires compliance with Section 301 of the FDIC Improvement Act of 1991 regarding the issuance of brokered deposits. The Corporation conducts its funding activities in compliance with the Bank Secrecy Act and other regulations relating to money laundering activity. Long-term debt decreased during 2007 due to strong core deposit growth resulting in a decreased need for other funding sources. The decrease in long-term debt balances during 2006 was reflective of strong deposit growth together with the reduced need for funding as a result of lower loan portfolio balances.

Capital

The Corporation maintains regulatory capital at or above regulatory standards for “well-capitalized” institutions. Further detail on capital and capital ratios is included in Notes 18 and 19 to the Consolidated Financial Statements. Information on stockholders’ equity is presented in the following table.

(Dollars in Millions, Except Per Share Amounts)	December 31, 2007	December 31, 2006

Stockholders’ equity	$13,408	$14,581
Equity as a percentage of assets	8.92%	10.40%
Book value per common share	$21.15	$23.06

The following table summarizes share repurchase activity for the fourth quarter of 2007.

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number	Average	Publicly Announced	Purchased Under the
	of Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased(a)	Per Share	Authorizations(b)	Authorizations

Oct 1 to Oct 31, 2007	128,001	$26.21	100,000	37,624,400
Nov 1 to Nov 30, 2007	15,337	22.40	—	37,624,400
Dec 1 to Dec 31, 2007	47,287	16.67	—	37,624,400

Total	190,625	$23.54	100,000

(a)	Includes shares repurchased under the April 24, 2007 share repurchase authorizations, and shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

(b)	Included in total number of shares purchased [column (a)].

The Corporation’s Board of Directors has authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to previous authorizations. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. During 2007, 2006, and 2005, 45.9 million, 20.1 million, and 43.5 million shares of common stock were repurchased, respectively. Share repurchase activity was curtailed during the fourth quarter of 2007, with no current plans to resume in 2008, to allow capital ratios to build toward the top of their target ranges.

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

Dividends per common share were $1.60 in 2007 and $1.52 in 2006. National City has paid dividends in every year since its founding except 1868, 1934 and 1935. The dividend payout ratio, representing dividends per share divided by earnings per share, was 313.7% and 40.9% for the years 2007 and 2006, respectively. The unusually high dividend payout ratio in 2007 reflects the Corporation’s lower earnings. The dividend payout ratio is continually reviewed by management and the Board of Directors, and the current intention is to pay out approximately 45% of earnings in dividends over time. The decision to pay dividends considers the recent trends and current outlook for earnings, liquidity, and capital adequacy, as well as applicable regulatory guidance. Refer to the Liquidity Risk section for further discussion regarding the subsidiary bank’s dividend to the holding company. On January 2, 2008, the Board of Directors declared a dividend of $.21 per common share, payable on February 1, 2008, representing a 49% decrease from the preceding quarter.

At December 31, 2007, the Corporation’s market capitalization was $10 billion. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.”

Enterprise Risk Management

Risk is an inherent part of National City’s business activities. The major risk types to which the Corporation is exposed include credit, market, liquidity, operational, legal, technology, regulatory, financial reporting, private equity, strategic, and reputation risk. The enterprise risk management function establishes a framework for identifying, measuring, controlling and monitoring the risks on an integrated basis in support of sustainable, profitable performance.

The Board of Directors is responsible for ensuring that the Corporation’s risks are managed in a sound manner and delegates oversight of the risk governance process to the Risk and Public Policy Committee and Audit Committee of the Board of Directors. The Board of Directors delegates the day-to-day management of risk to executive management.

There are four components of risk governance in the Corporation: the lines of business and functional units; an independent risk management function; internal audit; and risk committees.

The business and functional units are primarily accountable for the identification, quantification, mitigation and management of risk. Business unit management develops strategies and is expected to take action to manage and mitigate risks that arise from executing those strategies. Management processes, structure and policies help to comply with laws and regulations, and provide clear lines of sight for decision-making and accountability.

The risk management organization provides objective oversight of risk-taking activities and sets specific risk limits. Risk management works with the business units and functional areas to establish appropriate standards and monitors business practices in relation to those standards. Also, risk management works with the businesses and senior management to focus on key risks and emerging trends that may change the Corporation’s risk profile.

The internal audit function, reporting directly to the Audit Committee of the Board of Directors, provides an objective assessment of the design and execution of the Corporation’s internal control system including the management systems, risk governance, and policies and procedures. Internal audit activities are designed to provide reasonable assurance that resources are safeguarded; that significant financial, managerial, and operating information is complete, accurate and reliable; and that employee actions comply with policies and applicable laws and regulations.

The risk committees provide a mechanism to bring together the perspectives of the management team to discuss emerging risk issues, monitor risk-taking activities and evaluate specific transactions and exposures. The Enterprise Risk Committee, comprised of executive management, reports to the Board’s Risk & Public Policy Committee and is charged with focused oversight of risk management at the executive level. The Enterprise Risk Committee directly oversees the activities of all key risk management committees, including but not limited to: Corporate Credit Policy and Strategy Committee, Asset and Liability Committee, Corporate Operational Risk Committee, and New Initiatives Review Committee.

Credit Risk

Credit risk is the risk to earnings or capital resulting from an obligor’s failure to meet the terms of any contract with the Corporation or other failure to perform as agreed. Credit risk is found in all activities where completion depends on counterparty, issuer, or borrower performance.

The Corporation manages credit risk through a risk management framework. Authority for oversight of credit policy and overall credit risk is delegated to the Corporate Credit Policy and Strategy Committee. The Chief Credit Officer is delegated the day-to-day management of credit risk activities. The lines of business, under the guidance of the credit risk framework, have direct and primary responsibility and accountability for identifying, controlling and monitoring credit risks embedded in their business activities. The Corporation’s internal loan review function reviews and assesses the credit risk within the loan portfolio.

In 2007, certain consumers began experiencing difficulty making timely payments on their mortgage or home equity loans. Borrowers facing interest-rate resets on their loans, have in many cases been unable to refinance their loans due to a range of factors including declining property values. As a result, the Corporation has experienced higher delinquencies, nonperforming assets and charge-offs in its residential real estate loan portfolios, as well as in commercial construction loans to residential real estate developers. It is not known when the housing market will stabilize. As additional mortgage loans reach interest-rate reset dates during 2008, management expects that recent trends in residential real estate delinquencies, nonperforming assets and charge-offs will persist.

Portfolio Loans: The composition of portfolio loans at December 31 for each of the last five years follows:

(In Millions)	2007	2006	2005	2004	2003

Commercial loans and leases	$35,352	$31,052	$27,572	$25,160	$19,164
Commercial construction and real estate	23,934	19,596	17,751	15,676	12,594
Residential real estate	30,243	21,882	30,846	29,838	26,917
Home equity lines of credit	18,079	14,595	21,439	19,018	11,016
Credit card and other unsecured lines of credit	3,915	3,007	2,612	2,414	2,324
Other consumer loans	4,499	5,360	5,819	8,165	7,329

Total portfolio loans	$116,022	$95,492	$106,039	$100,271	$79,344

The following summarizes each product type as a percentage of the overall loan portfolio:

	2007	2006	2005	2004	2003

Commercial loans and leases	30.5%	32.5%	26.0%	25.1%	24.2%
Commercial construction and real estate	20.6	20.5	16.7	15.6	15.9
Residential real estate	26.0	22.9	29.1	29.8	33.9
Home equity lines of credit	15.6	15.3	20.2	19.0	13.9
Credit card and other unsecured lines of credit	3.4	3.2	2.5	2.4	2.9
Other consumer loans	3.9	5.6	5.5	8.1	9.2

Total	100.0%	100.0%	100.0%	100.0%	100.0%

The overall loan portfolio balance has grown over the past five years with higher lending volumes and expansion of the banking footprint through acquisitions. Commercial loans and leases represent a smaller percentage of total portfolio loans compared to 2006, due to the larger residential real estate portfolio at December 31, 2007. All types of commercial loans, including construction and real estate, have grown due to higher business volumes and recent acquisitions.

Residential real estate increased compared to 2006 due to the disruption in the mortgage markets in the last half of 2007. The Corporation was unable to sell certain nonagency eligible mortgage and home equity loans. As a result these nonsalable loans were transferred to portfolio, and management has no intent to sell them for the foreseeable future. Transfers of formerly held for sale loans to portfolio were $5.8 billion during 2007. The decrease in the residential real estate portfolio in 2006 compared to the prior two years principally reflects the decision to originate for sale all broker-sourced residential real estate. In prior periods, some of these loans were originated for portfolio.

Home equity lines of credit increased in 2007 compared to the prior year due to transfers of $3.0 billion of formerly held for sale lines to portfolio. Home equity lines of credit declined in 2006 compared to the prior years due to the same originate for sale strategy described above. Credit card and other unsecured lines increased in comparison to prior periods due to growth in the number of credit card customers. Other consumer loans declined in 2007 as the Corporation ceased originating indirect automobile loans in 2005.

Management considers certain segments of the loan portfolio to pose a higher risk of credit loss. These portfolios consist of construction loans to residential real estate developers and consumers, nonprime mortgage loans, and broker-sourced home equity loans and lines of credit. These borrowers have been adversely affected by the decline in the housing markets. The outstanding balance at December 31 for each of these portfolios follows.

(In Millions)	2007	2006

Commercial construction:
Residential real estate developers	$4,491	$3,915
Residential real estate:
Nonprime mortgage	6,012	7,480
Broker-sourced home equity loans	3,732	1,412
Residential construction	3,062	2,564
Home equity lines of credit:
Broker-sourced home equity lines	7,475	5,928

Total higher risk loan portfolios	$24,772	$21,299

Loans to residential real estate developers incurred higher losses in 2007 due to weakness in the housing markets, particularly in Florida and Michigan. Approximately 25% of the construction loans to residential developers are properties located in these states.

Nonprime mortgage loans, broker-sourced home equity loans and lines of credit are all liquidating portfolios. These loans were originated by the former First Franklin and National Home Equity business units. Performance of these liquidating portfolios is worse than the rest of the consumer portfolio due to a range of factors, including the decline in the housing market. Paydowns on the nonprime mortgage loans have reduced the outstanding balance of this portfolio in the past year. Broker-sourced home equity portfolios have increased compared to a year ago due to transfers of formerly held for sale loans and lines of credit to portfolio in 2007. With new production stopped in the latter part of 2007, management expects the portfolio to decline throughout 2008.

Residential construction loans exhibited higher risk in 2007 with some borrowers abandoning their construction plans and defaulting on their loans due to a range of factors including declining real estate values. Approximately 45% of the residential construction loans relate to properties located in either Florida or California. Management tightened underwriting standards for residential construction loans beginning in late 2006 which is expected to significantly reduce production volume in 2008.

Risk Mitigation Strategies: The Corporation’s lending activities are subject to varying degrees of credit risk. Credit risk is mitigated through credit policies and underwriting guidelines, collateral protection, portfolio diversification, management of industry and client exposure levels, and credit risk transfer strategies.

A credit risk transfer agreement has been executed on certain nonprime mortgage loans to provide protection against unexpected catastrophic credit losses. The Corporation bears the risk of credit losses on this pool up to the first loss position, estimated at 3.5% of the initial pool balance. The counterparty to this arrangement would bear the risk of additional credit losses up to $263 million, subject to adjustment as the portfolio pays down. As of December 31, 2007, credit losses on this portfolio have not and are not expected to exceed the Corporation’s first loss position. Estimated probable credit losses are included in the determination of credit losses.

The Corporation has also purchased mortgage insurance on certain nonprime mortgage loans, as well as certain home equity loans originated in the branch network. These policies provide varying levels of coverage, deductibles, and stop loss limits. Credit losses covered by third-party insurance arrangements are excluded from the determination of the allowance for loan losses to the extent an insurance recovery is deemed probable. Certain of these insurance arrangements are subject to reinsurance by a wholly owned subsidiary of the Corporation. Expected reinsurance losses are included within the provision for loan losses and the related reinsurance reserves are included in the allowance for loan losses in the Consolidated Financial Statements. The provision for credit losses includes estimated losses from claims disputed by third-party insurers. See Note 22 in the Consolidated Financial Statements for further information on reinsurance arrangements.

A summary of the credit risk transfer strategies in place at December 31 on the nonprime mortgage loan portfolio follows:

(In Millions)	2007	2006

First lien mortgage loans:
Subject to credit risk transfer agreement	$1,402	$2,376
Subject to lender paid mortgage insurance	1,374	1,868
Uninsured	1,717	1,036
Second lien mortgage loans:
Subject to lender paid mortgage insurance	1,462	2,148
Uninsured	57	52

Total nonprime mortgage loans	$6,012	$7,480

Uninsured first lien mortgage loans increased in 2007 as $1.5 billion of formerly held for sale loans were transferred to the nonprime portfolio during the year. Uninsured second lien mortgage loans increased for the same reason. The second lien mortgages pose a higher risk of loss as the underlying collateral associated with these mortgages will be first applied to satisfy the first lien mortgage.

In order to minimize credit losses, management monitors mortgage loans which are approaching an interest-rate reset date. Borrowers are contacted in advance of reset dates to identify whether they have the ability to meet their payment obligations after the interest rate reset. For borrowers who are experiencing financial difficulty, management assesses whether the loan’s interest rate or repayment terms should be modified, in order to maximize collectibility. Most of these initial rate resets for the nonprime mortgage loans will have occurred by May 2008.

Troubled debt restructurings, where management has granted a concession to a borrower experiencing financial difficulty, were $497 thousand as of December 31, 2007. The Corporation has no commitments to lend additional funds to borrowers with restructured loans.

Delinquent Loans: Detail of loans 90 days past due accruing interest, excluding insured loans, follows:

(In Millions)	2007	2006	2005	2004	2003

Commercial	$38	$31	$35	$43	$20
Commercial leases	—	—	1	1	—
Commercial construction	87	13	12	12	3
Commercial real estate	51	18	9	29	32
Residential real estate:
Nonprime	808	567	392	298	288
Construction	302	4	—	—	—
Other	446	133	111	169	140
Home equity lines of credit	102	37	23	10	15
Credit card and other unsecured lines of credit	46	35	20	21	18
Other consumer	17	11	17	13	12
Mortgage loans held for sale and other	16	89	16	25	37

Total loans 90 days past due accruing interest	$1,913	$938	$636	$621	$565

The above table excludes loans which are insured by GNMA as these loans are deemed to be fully collectible. Loans 90 days past due which are insured totaled $646 million in 2007, $593 million in 2006, $404 million in 2005, $465 million in 2004 and $487 million in 2003.

Commercial loan credit risk was stable in 2007. The higher delinquencies compared to 2006 were principally due to growth in the portfolio. Sectors displaying increasing risk trends include residential real estate related areas such as home building products and mortgage banking. Commercial construction and commercial real estate delinquencies increased in 2007 due primarily to delinquent accounts added with recent acquisitions, as well as defaults among residential real estate developers.

Residential real estate delinquencies have increased significantly as many borrowers have been unable to make their payments due to a range of factors including interest-rate resets or declining home values. Residential construction loans, nonprime mortgage loans, and broker-sourced home equity loans have experienced the largest growth in delinquencies. Higher delinquencies were also driven by the deteriorating performance of accounts added with recent acquisitions and loans transferred from held for sale to portfolio, and higher volumes of repurchased loans partially offset by the decline in delinquent mortgage loans held for sale.

Home equity line of credit delinquencies have also increased principally due to the deteriorating performance of formerly held for sale lines transferred to portfolio. Delinquent credit card and other unsecured lines of credit increased compared to a year ago as fewer defaults occurred in these consumer loans immediately following the change in consumer bankruptcy laws in late 2005.

Nonperforming Assets: Note 1 to the Consolidated Financial Statements describes the Corporation’s policies for classifying a loan as nonperforming and recognizing charge-offs. The Corporation’s policies are consistent with regulatory standards. A summary of nonperforming assets as of December 31 follows:

(Dollars in Millions)	2007	2006	2005	2004	2003

Commercial	$149	$92	$96	$117	$242
Commercial leases	6	32	85	44	15
Commercial construction	301	109	29	12	7
Commercial real estate	189	111	114	102	67
Residential real estate
Nonprime	119	65	52	54	101
Construction	145	6	8	1	—
Other	162	85	106	133	118
Home equity lines of credit	19	—	—	—	—

Total nonperforming loans	1,090	500	490	463	550
Other real estate owned (OREO):
Secured by GNMA	58	60	—	—	—
Nonprime	242	116	58	47	54
Other	124	53	39	42	45
Mortgage loans held for sale and other	9	3	9	11	8

Total nonperforming assets	$1,523	$732	$596	$563	$657

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	1.31%	.76%	.56%	.56%	.83%
Period-end total assets	1.01	.52	.42	.40	.58

Nonperforming commercial loans increased compared to the prior two years due to growth in the portfolio, as well as a few larger problem loans in diverse industries and regions. Nonperforming commercial leases decreased compared to 2006 due to charge-offs of passenger airline leases. Nonperforming commercial construction and commercial real estate loans have increased due to deteriorating credit quality of residential real estate developers as a result of weakness in the housing markets.

Nonperforming residential real estate loans have increased due to a larger portfolio balance and more delinquent loans being placed on nonaccrual status. Residential construction loans in particular have been adversely affected by weakness in the housing markets. Borrowers with nonprime mortgages have also been adversely affected by a range of factors including interest-rate resets.

Certain home equity lines of credit are now classified as nonperforming due to a change in the charge-off policy during 2007. In prior years, home equity lines of credit were fully charged off at the date that they reached nonaccrual status. In 2007, charge-offs are only recognized to the extent the outstanding loan balance exceeds the estimated net realizable value of the collateral. The remaining collateralized loan balance is now classified as a nonperforming loan.

Other real estate owned (OREO) increased due to more nonperforming loans progressing to foreclosure and a longer time period to sell properties due to the weak housing market. OREO associated with mortgage loans secured by GNMA are deemed fully collectible as any loss on foreclosure will be reimbursable from either the FHA or the Department of Veterans Affairs. Prior to January 1, 2006, OREO mortgage loans secured by GNMA were not classified as nonperforming loans.

At December 31, 2007, the Corporation had commitments to lend an additional $67 million to borrowers whose loans were classified as nonperforming. None of these individual commitments exceed $10 million.

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

A summary of the changes in the allowance for loan losses follows:

(Dollars in Millions)	2007	2006	2005	2004	2003

Balance at beginning of year	$1,131	$1,094	$1,188	$1,023	$1,006
Provision for loan losses	1,326	489	300	339	628
Charge-offs:
Commercial	86	93	104	136	306
Commercial leases	58	57	56	34	22
Commercial construction	38	18	6	12	3
Commercial real estate	32	20	32	23	31
Residential real estate	316	220	132	126	152
Home equity lines of credit	121	79	42	27	24
Credit card and other unsecured lines of credit	128	94	130	109	98
Other consumer	65	64	100	104	121

Total charge-offs	844	645	602	571	757

Recoveries:
Commercial	23	36	75	92	40
Commercial leases	19	18	22	9	4
Commercial construction	—	1	4	2	—
Commercial real estate	10	8	10	13	5
Residential real estate	61	67	54	51	37
Home equity lines of credit	28	18	8	10	7
Credit card and other unsecured lines of credit	16	16	12	8	8
Other consumer	26	39	37	40	47

Total recoveries	183	203	222	225	148

Net charge-offs	661	442	380	346	609
Other(a)	(34)	(10)	(14)	172	(2)

Balance at end of year	$1,762	$1,131	$1,094	$1,188	$1,023

Allowance as a percentage of:
Portfolio loans	1.52%	1.18%	1.03%	1.19%	1.29%
Nonperforming loans	161.6	226.1	223.1	256.9	186.1
Net charge-offs	266.5	256.2	287.3	343.8	167.8

(a)	Other includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and reinsurance claims paid to third parties.

A summary of the changes in the allowance for losses on lending-related commitments follows.

(In Millions)	2007	2006	2005	2004	2003

Balance at beginning of year	$78	$84	$100	$102	$92
Net provision for losses on lending-related commitments	(13)	(6)	(16)	(16)	10
Allowance related to commitments acquired	—	—	—	14	—

Balance at end of year	$65	$78	$84	$100	$102

Annualized net charge-offs as a percentage of average portfolio loans follow:

	2007	2006	2005	2004	2003

Commercial	.22%	.22%	.12%	.22%	1.35%
Commercial leases	.93	1.12	1.07	1.24	1.14
Commercial construction	.47	.26	.05	.33	.11
Commercial real estate	.16	.11	.18	.09	.27
Residential real estate	.98	.57	.25	.26	.49
Home equity lines of credit	.60	.36	.16	.11	.18
Credit card and other unsecured lines of credit	3.42	2.96	4.96	4.41	4.21
Other consumer	.81	.44	.83	.85	.94

Total net charge-offs to average portfolio loans	.64%	.44%	.36%	.39%	.80%

The net charge-off ratio for commercial loans was unchanged from 2006 as the credit quality of this portfolio has been stable. The net charge-off ratio for commercial leases improved in 2007 as prior years included larger charge-offs for passenger airline leases. The net charge-off ratio for commercial construction increased in 2007 due to higher losses on residential real estate developer loans.

The net charge-off ratio for residential real estate and home equity lines of credit increased in 2007 compared to prior years due to more borrowers being unable to make their payments in the current environment. In 2007, charge-offs increased by $109 million in liquidating portfolios and $33 million in the construction loan portfolio versus a year earlier. In addition, a change in charge-off practices for insured mortgage loans, which assumes no insurance recovery on disputed claims, contributed to higher charge-offs in 2007. Collection efforts on disputed claims continues, and subsequent insurance recoveries are recognized in the period they are received.

The net charge-off ratio for credit card, other unsecured lines of credit, and other consumer loans increased compared to 2006. Net charge-offs for these products were unusually low in 2006 due to the large number of consumers who filed bankruptcy in 2005.

An allocation of the allowance for loan losses and allowance for losses on lending-related commitments by portfolio type is shown below.

(In Millions)	2007	2006	2005	2004	2003

Allowance for loan losses:
Commercial loans and leases	$461	$459	$494	$572	$283
Commercial construction and real estate	263	161	141	147	57
Residential real estate	597	259	169	184	122
Home equity lines of credit and other consumer loans	278	102	131	127	94
Credit card and other unsecured lines of credit	163	150	159	158	129
Unallocated	—	—	—	—	338

Total	$1,762	$1,131	$1,094	$1,188	$1,023

Allowance for losses on lending-related commitments:
Commercial	$65	$78	$84	$100	$102

The total allowance for loan losses increased compared to a year ago primarily due to higher probable credit losses for loans secured by residential real estate. Recent acquisitions also increased the allowance for loan losses in 2007. In 2004, the Corporation refined its allocation methodology which enabled the allowance for loan losses to be fully allocated to loan portfolios. Accordingly, the allocation of the allowance for 2003 is not directly comparable to subsequent periods.

The allowance allocated to commercial loans and leases was flat compared to 2006 which reflects the stable credit quality of this portfolio. The allowance allocated to commercial loans and leases is lower than 2005 and 2004, despite a larger loan portfolio, due to relatively stronger credit quality of the portfolio. The allowance allocated to commercial construction and commercial real estate has increased significantly compared to prior periods due to higher probable credit losses on construction loans to residential real estate developers. The portfolio has also grown with recent acquisitions.

The allowance allocated to both the residential real estate and home equity lines of credit portfolios increased compared to prior periods due to higher portfolio balances, combined with deteriorating credit quality of these portfolios. Portfolio loan balances increased due to recent acquisitions, as well as transfers of formerly held for sale mortgage and home equity loans and lines of credit to portfolio in 2007. Performance of these transferred loans has generally been worse than for loans originated within our branch network for portfolio. Deteriorating credit trends have also occurred principally in the higher-risk portfolios previously described. The allowance allocated to credit card and other unsecured lines of credit increased compared to 2006 due to growth in the portfolio. The credit quality of this portfolio has been stable.

The allowance for losses on lending-related commitments reflects the stable credit quality of the commercial portfolio. Refer to the Application of Critical Accounting Policies section for further discussion of the allowance for loan losses.

Market Risk

Market risk is the potential for loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. Interest-rate risk is National City’s primary market risk and results from timing differences in the repricing of assets and liabilities, changes in relationships between rate indices, and the potential exercise of explicit or embedded options. The Asset/Liability Committee (ALCO) is responsible for reviewing the interest-rate-sensitivity position and establishing policies to monitor and limit exposure to interest-rate risk. The guidelines established by ALCO are reviewed by the Risk and Public Policy Committee of the Corporation’s Board of Directors and the Enterprise Risk Committee. The Corporation does not currently have any material equity price risk or foreign currency exchange rate risk.

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

The most recent market value model estimated the current DOE at +1.9%, above the long-term target of +1.5% but consistent with management’s view on interest rates. DOE would rise to +2.7% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +4.0%. DOE would decline to +1.5% given a parallel shift of the yield curve down 150 basis points and would be within the minimum constraint of -1.0%.

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

Market implied forward rates over the next 12 months are used as the base rate scenario in the earnings simulation model. High and low rate scenarios are also modeled and consist of statistically determined two standard deviation moves above and below market implied forward rates over the next 12 months. These rate scenarios are nonparallel in nature and result in short- and long-term rates moving in different magnitudes. Resulting net incomes from the base, high, and low scenarios are compared and the percentage change from base net income is limited by ALCO policy to -4.0%.

The most recent earnings simulation model projects that net income would be 2.0% higher than base net income if rates were two standard deviations (SD) higher than the implied forward curve over the next 12 months. The model also projects an increase in net income of 2.7% if rates were two SD below the implied forward curve over the same period. In the past, the company has reported a loss of income when rates are lower than the implied forwards by two SD. However, at the current low level of short-term interest rates, net interest income benefits from an interest-rate floor position that hedges variable-rate commercial loans. Both of the earnings simulation projections of net income were within the ALCO guideline of -4.0%.

The earnings simulation model excludes the potential effects on noninterest income and noninterest expense associated with changes in interest rates. In particular, revenue generated from originating, selling, and servicing residential mortgage loans is highly sensitive to changes in interest rates due to the effect such changes have on loan demand and the value of MSRs. In general, low or declining interest rates typically lead to increased loan sales revenue but potentially lower loan servicing revenue due to the impact of higher loan prepayments on the value of MSRs. Conversely, high or rising interest rates typically reduce mortgage loan demand and hence loan sales revenue while loan servicing revenue may rise due to lower prepayments. In addition, net interest income earned on loans held for sale increases when the yield curve steepens and decreases when the yield curve flattens. Risk related to mortgage banking activities is also monitored by ALCO.

Summary information about the interest-rate risk measures follows:

	2007	2006

One Year Net Income Simulation Projection
2 SD below implied forward curve	2.7%	-1.3%
2 SD above implied forward curve	2.0	1.2
Duration of Equity
-150 bp Shock vs. Stable rate	1.5%	.5%
+150 bp Shock vs. Stable rate	2.7	2.2

Trading Risk Management: Securities, loans, and derivative instruments are classified as trading when they are entered into for the purpose of making short-term profits or to provide risk management products to customers. The risk of loss associated with these activities is monitored on a regular basis through the use of a statistically based Value-At-Risk methodology (VAR). VAR is defined as the estimated maximum dollar loss from adverse market movements, with 99% confidence, based on historical market-rate and price changes for a 10-day holding period. During 2007, the average, high, and low VAR amounts were $5 million, $9 million, and $3 million, respectively, which were within the limit, established by ALCO of $19 million. During 2006, the average, high, and low VAR amounts were $2 million, $6 million, and $500 thousand, respectively. VAR estimates are monitored regularly by ALCO. Further discussion of trading activities is included in Note 9 to the Consolidated Financial Statements.

Liquidity Risk

Liquidity risk arises from the possibility the Corporation may not be able to meet current or future financial commitments, or may become unduly reliant on alternative or unstable funding sources. The objective of liquidity risk management is to ensure that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also includes ensuring cash flow needs are met at a reasonable cost. Management adheres to a liquidity risk management policy which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The policy also includes a contingency funding plan to address liquidity needs in the event of an institution-specific or a systemic financial crisis. The liquidity position is continually monitored and reviewed by ALCO.

The Corporation’s operating activities represented a net use of cash in 2007. The primary reason for the negative cash flows from operations was the disruption in the mortgage markets in 2007. The Corporation was unable to sell certain mortgage loans that had been originated for sale. As a result, cash used to originate mortgage loans exceeded cash received from sale or securitization of mortgage loans in 2007. Management has discontinued the origination of certain mortgage loans which are not salable in the current market.

The Corporation’s most significant contractual obligations and commitments are presented within the discussion which follows on Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements. At the holding company level, the Corporation uses cash to pay dividends to stockholders, repurchase common stock, complete acquisitions, service debt and pay various operating expenses.

In 2007, 2006 and 2005, the Corporation paid dividends of $985 million, $934 million, and $924 million, respectively, to its common and preferred stockholders. In January 2008, the Board declared dividends of $135 million to be paid in the first quarter of 2008. Dividend payments are expected to be lower in 2008 than in the prior three years. Repurchases of common stock were $3.2 billion in 2007, $.7 billion in 2006 and $1.5 billion in 2005. No repurchases of common stock are planned in 2008 as management intends to build capital.

Net funds (used in)/received from acquisitions were $(249) million in 2007, $157 million in 2006, and $(322) million in 2005. Net funds (transferred)/received in conjunction with divestitures were $(126) million in 2007, $(74) million in 2006, and $24 million in 2005. The Corporation does not currently have any pending acquisitions or divestitures. Cash used to repay debt was $8.5 billion in 2007, $13.4 billion in 2006 and $9.7 billion in 2005. Cash paid for interest on deposits and purchased funding was $4.8 billion in 2007, $4.3 billion in 2006, and $3.0 billion 2005. Cash used to service debt in 2008 is expected to be higher than 2007 due to higher purchased funding levels and higher interest rates. Future maturities of long-term debt are estimated to be $9.5 billion in 2008, $5.7 billion in 2009, $3.5 billion in 2010, $1.4 billion in 2011, $1.2 billion in 2012, and $4.6 billion thereafter.

The main sources of funding for the holding company include dividends and other distributions from its subsidiaries, the commercial paper market, and access to the capital markets. The main sources of funding for National City Bank are operating cash flows from banking activities, deposits gathered through the branch system, and purchased funds. As discussed in Note 18 to the Consolidated Financial Statements, National City Bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available to the holding company. During 2007, the Corporation’s bank and nonbank subsidiaries declared and paid cash dividends totaling $950 million. Returns of capital paid to the holding company by bank and nonbank subsidiaries during 2007 totaled $500 million and $9 million, respectively. During 2008, the Corporation’s bank subsidiaries may not pay dividends to the holding company beyond their net profits for 2008, up to the date of such dividend declaration, without prior regulatory approval. Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the short-term cash needs of the holding company and nonbank subsidiaries. Commercial paper borrowings of $1.2 billion and $812 million were outstanding at December 31, 2007 and 2006, respectively. In 2008, the financial markets for short-term funding are expected to be less liquid as investors have heightened concerns about credit quality. The holding company has adequate funds to meet all forecasted 2008 cash needs without reliance on the short-term markets.

Core deposits continue to be the most significant source of National City Bank’s funding. At December 31, 2007 and 2006, core deposits comprised 60% and 54% of total funding, respectively. Core deposits increased as a source of funds in 2007 from growth in the number of deposit accounts and recent acquisitions. Federal Home Loan Bank advances also increased as a source of funds in 2007. At December 31, 2007, National City Bank’s unused available borrowing capacity with the Federal Home Loan Bank was $3.1 billion. Refer to the Financial Condition section for further discussion on funding sources.

Proceeds from loan sales or securitizations were $49.2 billion in 2007, $65.5 billion in 2006, and $75.8 billion in 2005. Loan sales and securitizations are expected to be a lower source of funding in 2008 as management has curtailed the production of certain mortgage products. In 2008, the Corporation may have the option to exercise an early call on a pool of securitized automobile loans. As of December 31, 2007, the remaining principal balance of these securitized loans was approximately $85 million.

In April 2007, the Corporation’s Board authorized the holding company to issue up to $1.5 billion in senior debt securities or subordinated debt securities in future periods. A new shelf registration will be filed with the Securities and Exchange Commission at the time of issuance of these securities. There were no issuances under this authorization during 2007. Prior to this authorization, the Corporation had in place a shelf registration with the Securities and Exchange Commission which allowed for the sale, over time, of up to $1.5 billion in senior subordinated debt securities, preferred stock, depositary shares, and common stock issuable in connection with conversion of securities. During 2007, the holding company issued $600 million of senior notes which completed the issuances under this shelf registration.

The Corporation had a shelf registration filed with the Securities and Exchange Commission, to allow for the sale over time of junior subordinated debt securities to three subsidiary trusts, along with an equal amount of the trusts’ equity securities in the capital markets. In 2007, the Corporation completed its issuance under this shelf by issuing $1.0 billion of capital securities. In 2006, $750 million of capital securities were issued under this shelf registration statement. Further discussion of junior subordinated debentures is included in Note 17 to the Consolidated Financial Statements.

In November 2007, the Corporation filed a new shelf registration with the Securities and Exchange Commission to allow for the sale over time of an unlimited amount of junior subordinated debt to six subsidiary trusts, along with an equal amount of capital securities of the trusts in the capital markets.

In January 2008, the Corporation filed another shelf registration with the Securities and Exchange Commission, to allow for the sale over time of an unlimited amount of senior or subordinated debt, junior subordinated debt, common or preferred stock, purchase contracts, units and warrants or, in one or more offerings by either the Corporation, or one of six subsidiary trusts. In January 2008, the Corporation issued $1.4 billion of senior convertible debt notes and issued $650 million of capital securities under this shelf registration statement. A portion of the proceeds will be used to repay $300 million of long-term debt maturing in April 2008.

The cost and availability of short- and long-term funding is influenced by debt ratings. During 2007, Fitch Ratings reduced the Corporation’s long-term issuer rating to A+ (outlook negative) from AA-, and the Corporation’s short-term issuer rating to F-1 from F-1+, citing National City’s exposure to mortgage, home equity and construction lending. In January 2008, Moody’s Investors’ Service, while affirming National City Bank’s top short-term rating of P-1, placed all of the long-term debt and financial strength ratings of the Corporation and its subsidiaries on review for possible downgrade. A decrease, or potential decrease, in credit ratings could limit access to the capital markets and increase the cost of debt, and thereby adversely affect liquidity and financial condition.

The Corporation has an equity interest of approximately 8% in Visa USA. Visa Inc., the parent company of Visa USA, intends to conduct an initial public offering (IPO) in 2008. Visa Inc. plans to use the proceeds to fund an escrow account to be used for settlement of litigation and to redeem a portion of Visa USA members’ shares. Accordingly, National City expects to record a gain for partial redemption of its equity interest, following the completion of the IPO. The realization and amount of this gain are dependent upon the occurrence of Visa’s IPO and the amount of funds set aside by Visa for litigation matters.

Operational Risk Management

Operational risk is the risk of loss incidental to day-to-day activities, including, but not limited to, the risk of fraud by employees or persons outside the Corporation, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements and business disruption and system failures. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards.

Operational risk is inherent in all business activities, and the management of this risk is important to the achievement of the Corporation’s objectives. In the event of a breakdown in the internal control system, improper operation of systems or improper employees’ actions, the Corporation could suffer financial loss, face regulatory action or suffer damage to its reputation.

The Corporation manages operational risk through a risk management framework and its internal control processes. Within this framework, the Corporate Operational Risk Committee provides oversight and assesses the most significant operational risks. Under the guidance of this committee, risk management personnel establish policies and interact with business lines to monitor significant operating risks on a regular basis. Business lines have direct and primary responsibility and accountability for identifying, controlling and monitoring operational risks embedded in their business. Business managers maintain a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data. Business managers ensure that the controls are appropriate and are implemented as designed. The Corporation’s internal audit function validates the system of internal controls through regular and ongoing audit procedures and reports on the effectiveness of internal controls to executive management and the Audit Committee of the Board of Directors.

While the Corporation believes that it has designed effective methods to minimize operational risks, there is no absolute assurance that business disruption or operational losses will not occur. On an ongoing basis, management makes process changes and investments to enhance its systems of internal controls and business continuity and disaster recovery plans.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The Corporation’s financial obligations include contractual obligations and commitments that may require future cash payments.

Contractual Obligations: The following table presents significant fixed and determinable contractual obligations by payment date as of December 31, 2007. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements.

		Payments Due In
		One	One to	Three to	Over
	Note	Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$65,012	$—	$—	$—	$65,012
Consumer and brokered certificates of deposits(b)		28,228	3,688	2,511	2,447	36,874
Federal funds borrowed and security repurchase agreements(b)	14	5,102	—	—	—	5,102
Borrowed funds(b)	15	2,044	—	—	—	2,044
Long-term debt(b)	16,17	10,811	10,404	3,550	14,574	39,339
Operating leases		174	266	211	603	1,254
Purchase obligations		197	247	131	34	609

(a)	Excludes interest.
(b)	Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2007. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

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

As of December 31, 2007, the liability for uncertain tax positions, excluding associated interest and penalties, was $209 million pursuant to FASB Interpretation No. 48. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.

The Corporation did not have any commitments or obligations to its qualified pension plan at December 31, 2007 due to the overfunded status of the plan. The Corporation also has obligations under its supplemental pension and postretirement plans as described in Note 24 to the Consolidated Financial Statements. These obligations represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate these plans at any time.

The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the Consolidated Balance Sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change as market interest rates change. Certain contracts, such as interest-rate futures, are cash settled daily, while others, such as interest-rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the Consolidated Balance Sheet at December 31, 2007 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 25 to the Consolidated Financial Statements.

Commitments: The following table details the amounts and expected maturities of significant commitments as of December 31, 2007. Further discussion of these commitments is included in Note 22 to the Consolidated
Financial Statements.

	One	One to	Three to	Over
	Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Revolving home equity and credit card lines	$35,792	$11	$—	$—	$35,803
Commercial	8,923	10,009	8,447	853	28,232
Residential real estate	7,218	—	—	—	7,218
Other	607	—	—	—	607
Standby letters of credit	1,963	1,861	1,436	112	5,372
Commercial letters of credit	236	64	20	7	327
Net commitments to sell mortgage loans and mortgage-backed securities	2,500	—	—	—	2,500
Net commitments to sell commercial real estate loans	535	91	—	—	626
Commitments to fund civic and community investments	359	236	100	22	717
Commitments to fund principal investments	28	35	111	183	357
Commitments to purchase beneficial interests in securitized automobile loans	283	—	—	—	283

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at December 31, 2007. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate at which the commitments are invested, as determined by the general or limited partners of the funds.

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

National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to a third-party commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as automobile loans securitized by the Corporation. The conduit has no interests in subprime mortgage loans. The Corporation has retained interests in the securitized automobile loans in the form of Class A notes, Class B notes and an interest-only strip. As of December 31, 2007, the fair value of these retained interests was $28 million. The conduit relies upon commercial paper for its funding. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank to purchase a 49% interest in a note representing a beneficial interest in the Corporation’s securitized automobile loans. Another financial institution, affiliated with the conduit, has committed to purchase the remaining 51% interest in this same note. Upon the conduit’s request, National City Bank would pay cash equal to the par value of the notes, less the corresponding portion of all defaulted loans, plus accrued interest. In return, National City Bank would be entitled to undivided interest in the cash flows of the collateral underlying the note. The Corporation receives an annual commitment fee of 7 basis points for providing this backup liquidity. To date, the conduit has not experienced any difficulty in accessing the commercial paper markets. The Corporation’s commitment declines commensurate with the unpaid principal balance of the automobile loans securitized by the Corporation. As of December 31, 2007, the Corporation’s maximum commitment was $283 million. This commitment expires in December 2008 but may be renewed annually for an additional 12 months by mutual agreement of the parties.

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

During both 2007 and 2006, the Corporation securitized $425 million of credit card receivables following the maturity of its Series 2002-1 and 2001-1 credit card securitizations. In 2005, the Corporation securitized $600 million of credit card receivables following the maturity of its Series 2000-1 securitization. In 2005, the Corporation securitized $2.2 billion of fixed-rate closed end indirect automobile loans. Further discussion on the accounting for securitizations is included in Note 1 to the Consolidated Financial Statements, and detail regarding securitization transactions and retained interests is included in Note 5.

The Corporation’s securitization transactions are monitored regularly by management. The securitization structures are reviewed primarily to ensure the trust in the structure continues to be a qualified special-purpose entity, the securitization transaction itself continues to be accounted for as a sale, and the economics of the structure performs in accordance with securitization governing documents. Amendments to the securitization governing documents, changes in bankruptcy or sale laws or changes in authoritative accounting literature could result in the securitization trust not qualifying as a special-purpose entity or the securitization transaction to not qualify for sale accounting. Any such change could result in the consolidation of the assets and liabilities of the securitization trust on the Corporation’s balance sheet which would lead to the subsequent accounting for the transaction as a secured borrowing. Additionally, the economics of a securitization structure could change the timing of when the Corporation repurchases loans from the securitization trust through its exercise of a contractual cleanup call.

The Corporation also has obligations arising from contractual arrangements that meet the criteria of FASB Interpretation No. 45. These obligations are discussed in Note 22 to the Consolidated Financial Statements.

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

The most significant accounting policies followed by the Corporation are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this Financial Review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Any material effect on the financial statements related to these critical accounting areas is also discussed in this Financial Review. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the valuation of mortgage loans held for sale, the allowance for loan losses and allowance for losses on lending-related commitments, mortgage servicing rights, derivative instruments, impairment of goodwill, and income taxes to be critical accounting policies which contain significant estimates or judgments.

Residential Mortgage Loans Held for Sale Valuation: Mortgage loans held for sale are reported at the lower of cost or fair value applied on an aggregate basis. The fair value of mortgage loans held for sale is generally based on observable market prices for similar loans or quoted prices for loans committed for sale. Management considers in its assessment the probability that investor commitments may not be honored in full. In the absence of observable market prices, fair value is based upon recent bids from potential buyers. Otherwise, fair value may be estimated using a discounted cash flow model incorporating inputs and assumptions consistent with market participants’ views.

During 2007, the Corporation used a discounted cash flow model to estimate the fair value of nonprime mortgage loans and home equity loans and lines of credit transferred from held for sale to portfolio as there was no observable market for sale of these products. Key inputs to the valuation models were projected credit losses, prepayment speeds, and the discount rate. Projected credit losses were estimated based on a combination of historical credit losses for static pools of similar loans, adjusted by recent industry data of projected losses for similar types of loans. Prepayment speeds were based on historical prepayments for static pools of similar loans adjusted to reflect market conditions at the time of the valuations. The discount rates were estimated based upon the rate utilized by market participants in prior transactions adjusted to reflect a higher risk premium in the current market.

A valuation allowance is recognized whenever the carrying value, including basis adjustments arising from fair value hedge relationships, exceeds the aggregate fair value of loans held for sale at the measurement date. Valuation adjustments may also be recognized when loans are transferred from held for sale to portfolio as these loans are required to be transferred at the lower-of-cost or fair value. As of December 31, 2007 and 2006, the valuation allowance related to mortgage loans held for sale was $.6 million and $65 million, respectively. At December 31, 2007, mortgage loans held for-sale consisted primarily of agency-eligible first lien mortgage loans. The December 31, 2007 valuation allowance related to loans repurchased from investors that were held for resale. At December 31, 2006, the valuation allowance represented fair value write-downs on nonprime mortgage loans originated by the Corporation’s former First Franklin unit, which was sold in late 2006. The loans originated by First Franklin that were held for sale at December 31, 2006 were transferred to portfolio in March 2007. At the time of transfer, the loans had an unpaid principal balance of $1.6 billion, and were transferred net of fair value writedowns of $86 million, $21 million of which was recognized in 2007.

During the last half of 2007, the markets for sale of certain mortgage loans were severely disrupted and certain mortgage loans held for sale were not able to be sold. As a result, management reassessed its intent and ability to sell certain nonagency-eligible residential mortgage loans and home equity loans and lines of credit. Transfers from held for sale to portfolio had an unpaid principal balance of $7.2 billion, and were transferred net of fair value writedowns of $197 million.

Valuation gains and losses are recognized in the income statement within loan sale revenue. Activity related to the First Franklin liquidating loan portfolio is reflected within Parent and Other for line of business reporting, while the other loan valuation and transfer activity is included in the Mortgage Banking line of business.

The fair value of loans held for sale in the absence of a ready market is a significant estimate which is sensitive to change based on market conditions, liquidity of the markets, supply and demand for certain loan products, as well as changes in prepayment estimates or anticipated credit losses.

Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: Management’s assessment of the adequacy of the allowance for loan losses and allowance for lending-related commitments considers individual impaired loans, pools of homogeneous loans with similar risk characteristics, imprecision in estimating losses, and other environmental risk factors. As described below, an established methodology exists for estimating the risk of loss for each of these elements.

An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans and leases exceeding policy thresholds are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, impairment has occurred. Impaired loans were $334 million and $220 million at December 31, 2007 and 2006, respectively. The allowance for impaired loans was $49 million and $60 million at December 31, 2007 and 2006, respectively. While this element of the allowance has been relatively flat year to year, the nature of the underlying impaired loans has changed. At December 31, 2007, the allowance for impaired loans was largely related to real estate developer loans, while last year it primarily related to passenger airline leases which have since been charged off.

Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include all other loans and leases not individually evaluated for impairment as discussed above. For commercial loans, a loss migration analysis is performed which averages historic loss ratios. In 2007, management refined its method of applying commercial and commercial real estate loan recoveries within the loss migration analysis. In prior periods, commercial and commercial real estate recoveries were largely applied to the nonperforming loan category. In 2007, these recoveries have now been applied across all loan grades to produce what management believes is a more accurate estimate of the net loss ratio for each category. For consumer loans, average historical losses are utilized to estimate losses currently inherent in the portfolio. Consumer loans are pooled by probability of default within product segments. The probability of default is based on the historical performance of customer attributes, such as credit score, loan-to-value, origination date, collateral type, worst delinquency, and other relevant factors. Credit losses on certain consumer loans are covered by lender-paid mortgage insurance. These insurance policies have various levels of coverage, deductibles, and stop loss limits. Management considers probable third-party insurance recoveries in its assessment of estimated losses for pools of homogeneous loans. The allowance for pools of homogeneous loans was $1.3 billion and $757 million at December 31, 2007 and 2006, respectively. This element of the allowance increased in 2007 primarily due to a higher expected probability of default rate assigned to the liquidating residential real estate loan portfolio and residential construction loans arising from adverse trends observed in delinquencies, charge-offs and foreclosures.

An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. Imprecision occurs because historic loss patterns may not be representative of losses inherent in the current portfolio. Reasons for imprecision include expansion of the Corporation’s footprint, changes in economic conditions, and difficulty identifying triggering events, among other factors. Imprecision is estimated by comparing actual losses incurred to previously forecasted losses over several time periods. The volatility of this imprecision, as expressed in terms of the standard deviation of the difference between the actual and forecasted losses, is used to calculate an imprecision percentage that represents the probable forecast error. The imprecision percentage is applied to the current portfolio balance to determine the required allowance. The allowance established for imprecision was $505 million and $392 million at December 31, 2007 and 2006, respectively. This element of the allowance increased in 2007 due to changes in the portfolio mix, including recent acquisitions.

Finally, the allowance considers specific environmental factors which pose additional risks that may not have been adequately captured in the elements described above. For each environmental risk, a range of expected losses is calculated based on observable data. Management applies judgment to determine the most likely amount of loss within the range. When an allowance is established for environmental risks, conditions for its release are also established. During 2007, management established a $25 million environmental reserve for home equity lines and loans that were transferred to portfolio. Continued weakness in the housing markets, particularly in California and Florida, resulted in a significant increase in delinquency rates for home equity lines and loans above the historical rates used in the Corporation’s estimated loss model. The allowance for loan losses allocated to environmental risks was $15 million at December 31, 2007. The environmental reserve decreased by $10 million due to charge-offs from the related home equity lines and loans. There was no allowance for environmental risks recorded at December 31, 2006.

There are many factors affecting the allowance for loan losses and allowance for lending-related commitments; some are quantitative while others require qualitative judgment. Although management believes its methodology for determining the allowance adequately considers all of the potential factors to identify and quantify probable losses in the portfolio, the process includes subjective elements and is therefore susceptible to change. To the extent that actual outcomes differ from management’s estimates, additional provision for credit losses could be required, or a previously recognized provision could be reversed, either of which could have a material impact on earnings in future periods. In addition, a higher allowance for loan losses may be required in future periods if the economy enters a recession or the weakness in the housing markets deteriorates further, or continues for a prolonged period.

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

MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. Management regularly updates its model inputs to reflect current market conditions. In addition, the reasonableness of the model is periodically validated by obtaining third-party broker estimates of the fair value of the MSR portfolio.

The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. During 2007, weakness in the housing markets caused prepayments to slow as fewer borrowers refinanced their mortgages. The Corporation uses an internal proprietary model to estimate future loan prepayments. This model uses empirical data drawn from the historical performance of the Corporation’s managed portfolio. The implementation of this model resulted in a one-time decrease in the fair value of MSRs of $56 million during 2006.

Future interest rates are another significant factor in the valuation of MSRs. In 2007, the Corporation refined its MSR valuation model to incorporate market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest-rate swaps and are consistent with pricing of capital markets instruments. In prior periods, the MSR valuation model held interest rates constant at the current market rate. This change in model inputs had a negligible impact on the MSR valuation as the forward curve was relatively flat at the date of adoption. However, changes in the shape and slope of the forward curve could introduce additional volatility to the fair value of MSRs in the future.

The fair value of MSRs and significant inputs to the valuation model at December 31, are shown below.

(Dollars in Millions)	2007	2006

Fair value	$2,526	$2,094
Weighted-average life (in years)	5.0	5.0
Weighted-average constant prepayment rate (CPR)	14.21%	17.66%
Spread over forward interest-rate swap rates	5.79	—
Weighted-average discount rate	—	9.77

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented below. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest-rate spread), which could either magnify or counteract the sensitivities.

December 31
(Dollars in Millions)	2007

Fair value	$2,526
Prepayment rate:
Decline in fair value from 10% adverse change	121
Decline in fair value from 20% adverse change	233
Spread over forward interest-rate swap rates(a):
Decline in fair value from 10% adverse change	55
Decline in fair value from 20% adverse change	107

(a)	Used to discount MSR cash flows.

Derivative Instruments: The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest-rate movements. The Corporation also has residential and commercial mortgage loan commitments related to loans to be sold, which are defined as derivatives under SFAS 133, and enters into derivatives for trading purposes.

All derivative instruments are carried at fair value on the balance sheet. Management values derivative instruments using observable market prices, when available. In the absence of observable market prices, management uses discounted cash flow models to estimate the fair value of derivatives. The interest rates used in these cash flow models are based on forward yield curves observable in the current cash and derivatives markets, consistent with how derivatives are valued by most market participants. As of December 31, 2007, the recorded fair values of derivative assets and liabilities were $1.0 billion and $608 million, respectively.

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

At the inception of each SFAS 133 hedge relationship, management performs a prospective test of the effectiveness of the hedge. For hedges of commercial real estate loans originated for sale, management reviews the terms of the hedge instrument compared to the terms of the hedged item to assess whether the hedge relationship is expected to be highly effective. For all other SFAS 133 hedge relationships, a quantitative prospective test is performed at the inception of the hedge to assess the effectiveness of the hedge.

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

Impairment of Goodwill: Historically, management has utilized market-based valuation multiples when available to estimate the fair value of its reporting units. During 2007, severe disruption in the mortgage markets led to a decline in the profitability of mortgage companies. As a result, during annual impairment testing, observable market price information in the form of comparable mortgage companies price/earnings ratios was no longer available. Management modified its valuation procedures to employ a discounted cash flow model to estimate fair value of its mortgage business. This model applied assumptions that a market participant would use, taking into account the timing and the risk of the related cash flows. The resulting fair value of the Mortgage Banking segment was determined to be less than its carrying value. Management measured the impairment loss as the excess of the carrying amount of the goodwill over its implied fair value. The result was an impairment loss of $181 million. At December 31, 2007, there is no goodwill remaining in the Mortgage Banking segment.

Income Taxes: The Corporation is subject to the income tax laws of the U.S., its states and other jurisdictions where it conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations, and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law. The Internal Revenue Service (IRS) has completed their examinations of the Corporation’s income tax returns for years prior to 2003, except for a 2002 amended return that was filed subsequent to the completion of the 2002 audit. Their examination of tax years 2003-2004 is currently in process. At this time, the IRS has not proposed any significant adjustments to the tax positions claimed on these returns that are not currently reflected in the Corporation’s income tax reserves.

The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of this new accounting standard, the Corporation recognized a $31 million increase in its estimated liability for uncertain tax positions ($24 million net of tax), which was recorded as the cumulative effect of an accounting change, reducing the opening balance of retained earnings. As of December 31, 2007, the estimated liability for uncertain tax positions was $209 million, excluding accrued interest and penalties of $58 million. Approximately $109 million of that liability pertains to tax positions where a change in the actual or estimated outcome would increase or decrease the provision for income taxes.

It is reasonably possible that the liability for uncertain tax positions could increase or decrease in the next 12 months due to the completion of tax authorities’ exams or the expiration of the statute of limitations. Management estimates that the liability for uncertain tax positions could decrease by $22 million within the next 12 months.

The provision for interest and penalties was $22 million, $4 million and $4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Corporation recognizes interest and penalties associated with uncertain tax positions within income tax expense.

Recent Accounting Pronouncements and Developments

Note 2 to the Consolidated Financial Statements in Item 8 discusses new accounting policies adopted by the Corporation during 2007 and the expected impact of accounting policies recently issued but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this section and Notes to the Consolidated Financial Statements.

Fourth Quarter Review

Results for the fourth quarter of 2007 were affected by continued disruption in the mortgage markets and deterioration in the credit quality of loans secured by real estate. During the quarter, management completed a restructuring of the mortgage business. Production of nonsalable mortgage loans was curtailed and staffing reductions were initiated. Mortgage loans formerly held for sale were transferred to portfolio. A large provision for loan losses was recorded as a result of deteriorating credit trends. Unaudited quarterly results are presented on page 137.

Net loss for the fourth quarter of 2007 was $(333) million, or $(.53) per diluted share, compared to a third quarter 2007 net loss of $(19) million, or $(.03) per diluted share. Fourth quarter 2006 net income was $842 million, or $1.36 per diluted share, inclusive of a $622 million after-tax gain, or approximately $1.00 per diluted share, on the sale of First Franklin.

Tax-equivalent net interest income for the fourth quarter of 2007 was $1.1 billion, about equal to the preceding quarter, and down 2% compared to the fourth quarter of 2006. Average earning assets increased 5% compared to the preceding quarter and 10% compared to the fourth quarter a year ago. Net interest margin was 3.30% for the fourth quarter of 2007, down 13 basis points from the third quarter of 2007, and 43 basis points from the fourth quarter of 2006. The lower margin in the fourth quarter 2007 reflects higher LIBOR-based funding costs, narrower spreads on both commercial and consumer loans, and lower levels of noninterest-bearing funds compared to the fourth quarter a year ago.

Average portfolio loans were $113.5 billion in the fourth quarter of 2007, up from $104.4 billion in the preceding quarter, and $93.1 billion in the fourth quarter a year ago. Both the linked-quarter and year-over-year increases reflect growth in commercial loans, recent acquisitions, and transfers to portfolio of mortgage loans formerly held for sale. Average total deposits were $98.3 billion in the fourth quarter of 2007, up $4.8 billion from the preceding quarter, and up $13.8 billion compared to the fourth quarter a year ago. Deposit balances have grown with recent acquisitions as well as continued household growth and expansion.

The provision for loan losses was $691 million for the fourth quarter of 2007, compared to $368 million for the third quarter of 2007, and $325 million for the fourth quarter of 2006. The large provision in the fourth quarter of 2007 reflects higher probable credit losses on nonprime mortgage loans, broker-sourced home equity loans, residential construction loans, and other mortgage assets. Net charge-offs in the fourth quarter of 2007 were $275 million, compared with $141 million in the preceding quarter, and $128 million in the fourth quarter of last year. Both the linked-quarter and year-over-year increase in net charge-offs were primarily related to mortgage loans and home equity lines of credit.

Noninterest income was $597 million in the fourth quarter of 2007, compared to $624 million in the prior quarter, and $1.7 billion in the fourth quarter of 2006. Excluding the $984 million pretax gain on the sale of First Franklin, noninterest income for the fourth quarter of 2006 would have been $718 million. Net loan sale (loss)/revenue were $(149) million in the fourth quarter of 2007, $(74) million in the third quarter of 2007, versus $122 million in the fourth quarter a year ago. During the fourth quarter of 2007, additional fair value write-downs of $154 million were recorded on loans held for sale due to further deterioration in market values, failed trades, and trade kick-outs. Loan servicing revenue was $115 million in the fourth quarter of 2007, compared to $159 million in the immediately preceding quarter, and $52 million in the fourth quarter a year ago. Net mortgage servicing right (MSR) hedging pretax gains/(losses) were $11 million in the fourth quarter of 2007, $64 million in the preceding quarter, and $(60) million in the fourth quarter a year ago. Deposit service fees, other service fees and brokerage revenue all showed growth in the fourth quarter of 2007.

Noninterest expense was $1.6 billion for the fourth quarter of 2007, compared to $1.4 billion in the third quarter of 2007, and $1.2 billion in the fourth quarter a year ago. The fourth quarter of 2007 included a goodwill impairment charge of $181 million related to the mortgage business and accruals for Visa indemnification losses of $132 million. Noninterest expense for the third quarter of 2007 included a Visa indemnification loss of $157 million, mortgage asset impairments of $44 million, and a probable litigation settlement of $25 million. No similar items were present in the fourth quarter of last year. Severance and outplacements costs were $66 million in the fourth quarter of 2007, $23 million in the third quarter of 2007, and $9 million in the fourth quarter a year ago.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to Item 7 under the Market Risk section.

Item 8.	FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

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

Management assessed the system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Peter E. Raskind Peter E. Raskind Chairman, President, and Chief Executive Officer	/s/ Jeffrey D. Kelly Jeffrey D. Kelly Vice Chairman and Chief Financial Officer

Cleveland, Ohio February 13, 2008

Reports of Ernst & Young LLP,
Independent Registered Public Accounting Firm

Report on Consolidated Financial Statements

Audit Committee of the Board of Directors and the Stockholders of National City Corporation

We have audited the accompanying consolidated balance sheets of National City Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of National City Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National City Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, National City Corporation changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and also changed its method of accounting for uncertain tax positions on January 1, 2007, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National City Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2008 expressed an unqualified opinion thereon.

Cleveland, Ohio
February 13, 2008

Report on Effectiveness of Internal Control Over Financial Reporting

Audit Committee of the Board of Directors and the Stockholders of National City Corporation

We have audited National City Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National City Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, National City Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National City Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 13, 2008 expressed an unqualified opinion thereon.

Cleveland, Ohio
February 13, 2008

CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	December 31

(Dollars in Thousands, Except Per Share Amounts)	2007	2006

Assets
Cash and demand balances due from banks	$3,226,493	$3,521,153
Federal funds sold and security resale agreements	100,278	1,551,350
Securities available for sale, at fair value	8,731,257	7,508,820
Other investments	2,306,297	6,317,779
Loans held for sale or securitization:
Commercial	41,351	33,661
Commercial real estate	507,641	177,312
Residential real estate	3,741,322	9,327,783
Home equity lines of credit	—	2,888,512
Credit card	—	425,000
Student loans	159	638

Total loans held for sale or securitization	4,290,473	12,852,906
Portfolio loans:
Commercial	30,914,512	26,969,081
Commercial leases	4,437,162	4,082,940
Commercial construction	9,051,007	7,160,310
Commercial real estate	14,883,089	12,436,458
Residential real estate	30,242,757	21,881,602
Home equity lines of credit	18,079,580	14,594,782
Credit card and other unsecured lines of credit	3,914,693	3,006,789
Other consumer	4,499,181	5,360,110

Total portfolio loans	116,021,981	95,492,072
Allowance for loan losses	(1,761,728)	(1,131,175)

Net portfolio loans	114,260,253	94,360,897
Properties and equipment	1,707,487	1,402,150
Equipment leased to others	374,789	572,952
Other real estate owned	424,332	229,070
Mortgage servicing rights	2,525,842	2,094,387
Goodwill	5,423,907	3,815,911
Other intangible assets	355,823	183,648
Derivative assets	1,030,794	612,914
Accrued income and other assets	5,616,003	5,166,905

Total Assets	$150,374,028	$140,190,842

Liabilities
Deposits:
Noninterest bearing	$17,363,648	$17,537,278
NOW and money market	37,868,236	30,335,531
Savings	2,870,716	1,881,444
Consumer time	29,433,081	23,620,821
Other	3,110,153	4,119,756
Foreign	6,909,661	9,738,760

Total deposits	97,555,495	87,233,590
Federal funds borrowed and security repurchase agreements	5,100,185	5,283,997
Borrowed funds	2,055,063	1,648,967
Long-term debt	25,992,453	25,406,971
Junior subordinated debentures owed to unconsolidated subsidiary trusts	1,899,683	948,705
Derivative liabilities	608,131	717,830
Accrued expenses and other liabilities	3,755,190	4,369,779

Total Liabilities	$136,966,200	$125,609,839

Stockholders’ Equity
Preferred stock, no par value, authorized 5,000,000 shares, 70,272 shares outstanding in 2007 and 2006 (Liquidation preference of $7 million)	$—	$—
Common stock, par value $4 per share, 1,400,000,000 shares authorized, 633,945,720 and 632,381,603 outstanding shares at December 31, 2007 and 2006, respectively	2,535,783	2,529,527
Capital surplus	6,374,955	4,793,537
Retained earnings	4,405,526	7,328,853
Accumulated other comprehensive income (loss)	91,564	(70,914)

Total Stockholders’ Equity	13,407,828	14,581,003

Total Liabilities and Stockholders’ Equity	$150,374,028	$140,190,842

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	For the Calendar Year

(Dollars in Thousands, Except Per Share Amounts)	2007	2006	2005

Interest Income
Loans	$8,570,273	$8,351,493	$7,239,110
Securities:
Taxable	396,378	385,807	342,797
Exempt from Federal income taxes	19,899	25,461	30,509
Dividends	2,646	2,906	8,857
Federal funds sold and security resale agreements	63,842	34,847	12,266
Other investments	132,057	133,248	98,280

Total interest income	9,185,095	8,933,762	7,731,819
Interest Expense
Deposits	2,990,671	2,420,316	1,604,601
Federal funds borrowed and security repurchase agreements	272,504	284,505	209,893
Borrowed funds	108,662	102,893	67,896
Long-term debt and capital securities	1,417,525	1,522,445	1,153,681

Total interest expense	4,789,362	4,330,159	3,036,071

Net Interest Income	4,395,733	4,603,603	4,695,748
Provision for Loan Losses	1,325,903	488,208	300,531

Net interest income after provision for loan losses	3,069,830	4,115,395	4,395,217
Noninterest Income
Deposit service charges	904,813	818,301	740,280
Loan sale (loss) revenue	(38,353)	765,513	808,356
Loan servicing revenue	401,732	91,467	399,379
Trust and investment management fees	317,984	300,747	296,012
Brokerage revenue	188,672	157,823	159,433
Leasing revenue	177,974	228,149	267,315
Other service fees	142,832	138,147	129,497
Insurance revenue	133,617	129,341	102,789
Card-related fees	125,024	109,768	105,222
Gain on divestitures	16,493	983,940	16,001
Securities gains (losses), net	21,816	(483)	27,087
Other	213,557	296,252	252,948

Total noninterest income	2,606,161	4,018,965	3,304,319
Noninterest Expense
Salaries, benefits, and other personnel	2,580,226	2,603,554	2,560,250
Impairment, fraud, and other losses	614,161	51,095	90,887
Third-party services	357,245	352,343	332,391
Equipment	335,344	326,058	303,471
Net occupancy	315,037	297,949	315,647
Marketing and public relations	156,922	147,679	164,533
Leasing expense	119,244	165,067	178,969
Other	827,135	767,979	787,972

Total noninterest expense	5,305,314	4,711,724	4,734,120

Income before income tax expense	370,677	3,422,636	2,965,416
Income tax expense	56,702	1,122,800	980,187

Net Income	$313,975	$2,299,836	$1,985,229

Net Income Per Common Share
Basic	$.51	$3.77	$3.13
Diluted	.51	3.72	3.09
Average Common Shares Outstanding
Basic	606,388,766	609,316,070	633,431,660
Diluted	612,236,659	617,671,507	641,600,969
Dividends declared per common share	$1.60	$1.52	$1.44

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Thousands, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, December 31, 2004	$—	$2,586,999	$3,647,711	$6,468,231	$100,588	$12,803,529
Comprehensive income:
Net income				1,985,229		1,985,229
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(111,211)	(111,211)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					22,488	22,488

Total comprehensive income						1,896,506
Common dividends declared, $1.44 per share				(922,377)		(922,377)
Preferred dividends declared, $23.00 per share				(1,616)		(1,616)
Issuance of 5,283,451 common shares under stock option plans		21,337	142,194			163,531
Issuance of 6,444,223 common shares pursuant to exercise of PRIDES forward contracts		25,777	139,224			165,001
Repurchase of 43,480,400 common shares		(173,922)	(247,526)	(1,070,255)		(1,491,703)

Balance, December 31, 2005	$—	$2,460,191	$3,681,603	$6,459,212	$11,865	$12,612,871
Comprehensive income:
Net income				2,299,836		2,299,836
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					7,956	7,956
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net gains included in net income					(19,388)	(19,388)

Total comprehensive income						2,288,404
Cumulative effect of change in accounting for mortgage servicing assets				16,886		16,886
Cumulative effect of change in accounting for pension and other postretirement obligations					(71,347)	(71,347)
Common dividends declared, $1.52 per share				(931,828)		(931,828)
Preferred dividends declared, $24.26 per share				(1,704)		(1,704)
Issuance of 7,985,388 common shares under stock-based compensation plans		32,115	253,645			285,760
Issuance of 29,456,622 common shares pursuant to acquisitions(1)		117,826	976,850			1,094,676
Repurchase of 20,151,100 common shares		(80,605)	(118,561)	(514,740)		(713,906)
Other				1,191		1,191

Balance, December 31, 2006	$—	$2,529,527	$4,793,537	$7,328,853	$(70,914)	$14,581,003
Comprehensive income:
Net income				313,975		313,975
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					10,596	10,596
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net gains included in net income					73,396	73,396
Change in accumulated unrealized losses for pension and other postretirement obligations					78,486	78,486

Total comprehensive income						476,453
Cumulative effect of change in accounting for uncertainty in income taxes				(24,122)		(24,122)
Common dividends declared, $1.60 per share				(983,170)		(983,170)
Preferred dividends declared, $25.54 per share				(1,794)		(1,794)
Issuance of 7,336,512 common shares under stock-based compensation plans		29,757	226,061			255,818
Issuance of 80,291,037 common shares pursuant to acquisitions(1)		321,165	2,015,188			2,336,353
Repurchase of 86,166,638 common shares		(344,666)	(659,831)	(2,228,216)		(3,232,713)

Balance, December 31, 2007	$—	$2,535,783	$6,374,955	$4,405,526	$91,564	$13,407,828

(1)	Includes fair value of stock options exchanged and other equity instruments issued, if applicable.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Calendar Year

(In Thousands)	2007	2006	2005

Operating Activities
Net income	$313,975	$2,299,836	$1,985,229
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,325,903	488,208	300,531
Depreciation and amortization of properties and equipment	361,586	398,193	426,011
(Accretion) amortization on securities, loans, deposits, and debt obligations	(33,394)	167,509	(65,294)
MSR fair value changes	284,613	405,754	432,108
Amortization of intangible assets and other servicing assets	131,210	95,211	99,012
Derivative losses (gains), net	37,274	(266,414)	(317,058)
Gain on divestitures	(16,493)	(983,940)	(16,001)
Gains on loans sold or securitized, net	(137,059)	(623,431)	(602,286)
Other losses (gains), net	313,628	(14,301)	88,692
Impairment and indemnification charges	552,270	24,671	41,537
Originations and purchases of loans held for sale or securitization	(51,669,117)	(70,524,228)	(74,928,227)
Principal payments on and proceeds from sales of loans held for sale or securitization	49,215,468	65,478,627	75,808,753
Net change in trading assets and liabilities	(376,780)	306,987	(515,643)
(Benefit) provision for deferred income taxes	(405,403)	39,752	348,411
Other operating activities, net	(636,488)	(10,325)	1,039,095

Net cash (used in) provided by operating activities	(738,807)	(2,717,891)	4,124,870

Lending and Investing Activities
Net decrease (increase) in federal funds sold, security resale agreements, and other investments	6,101,857	(1,488,655)	(263,945)
Purchases of available-for-sale securities	(1,907,252)	(1,870,931)	(2,738,209)
Proceeds from sales of available-for-sale securities	1,821,099	1,346,372	1,693,294
Proceeds from maturities, calls, and prepayments of available-for-sale securities	1,193,250	1,440,652	1,817,125
Net (increase) decrease in portfolio loans	(4,624,299)	969,634	(10,850,628)
Proceeds from sales of loans	2,774,378	9,919,904	3,158,574
Proceeds from securitizations of loans	425,000	648,236	2,730,822
Net increase in properties and equipment	(220,552)	(304,506)	(189,505)
Net cash (paid) received for acquisitions	(248,677)	156,561	(322,273)
Net cash (transferred) received for divestitures	(125,942)	(74,214)	24,241

Net cash provided by (used in) lending and investing activities	5,188,862	10,743,053	(4,940,504)

Deposit and Financing Activities
Net (decrease) increase in deposits	(275,634)	429,842	(1,663,242)
Net (decrease) increase in federal funds borrowed and security repurchase agreements	(647,188)	(1,237,235)	606,826
Net increase (decrease) in borrowed funds	371,405	(769,191)	1,457,883
Repayments of long-term debt	(8,500,087)	(13,421,953)	(9,736,627)
Proceeds from issuances of long-term debt	8,327,070	8,188,570	12,159,635
Dividends paid	(984,964)	(933,532)	(923,993)
Issuances of common stock	180,018	224,470	282,480
Repurchases of common stock	(3,232,713)	(713,906)	(1,491,703)
Excess tax benefit for share based payments	17,378	21,261	—

Net cash (used in) provided by deposit and financing activities	(4,744,715)	(8,211,674)	691,259

Net decrease in cash and demand balances due from banks	(294,660)	(186,512)	(124,375)
Cash and demand balances due from banks, January 1	3,521,153	3,707,665	3,832,040

Cash and Demand Balances Due from Banks, December 31	$3,226,493	$3,521,153	$3,707,665

Supplemental Information
Cash paid for:
Interest	$4,839,526	$4,289,917	$3,004,305
Income taxes	834,397	658,961	835,635
Noncash items:
Transfers of portfolio loans and property to other real estate	758,189	468,645	204,203
Transfers of portfolio loans to held for sale	609,840	10,578,105	3,650,826
Transfers of held for sale loans to portfolio	8,796,693	64,237	314,699
Common shares and stock options issued for acquisitions	2,336,353	1,088,031	(10,842)
Investment received upon sale of First Franklin	—	4,474,810	—
Carrying value of securities donated to the National City Foundation	—	—	24,179

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

Statement of Cash Flows: Cash and demand balances due from banks are considered cash and cash equivalents for financial reporting purposes. Cash flows associated with loan activities are classified in the statement of cash flows based upon their balance sheet classification at the time of origination or acquisition. Loan activities associated with loans held for sale and portfolio loans are classified as operating and investing activities, respectively, in the statement of cash flows.

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

Loans and Leases: Loans are classified within portfolio when management has the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. The foreseeable future is a management judgment which is determined based upon the type of loan, business strategies, current market conditions, balance sheet management and liquidity needs. Management’s view of the foreseeable future may change based on changes in these conditions. When a decision is made to sell or securitize a loan that was not originated or initially acquired with the intent to sell or securitize, the loan is reclassified from portfolio into held for sale or securitization. Loans are classified as held for sale when management has the intent and ability to sell or securitize. Due to changing market conditions or other strategic initiatives, management’s intent with respect to the disposition of the loan may change, and accordingly, loans previously classified as held for sale may be reclassified into portfolio. Loans transferred between loans held for sale and portfolio classifications are recorded at the lower of cost or market at the date of transfer.

Portfolio loans are carried at the principal amount outstanding net of unearned income, unamortized premiums or discounts, deferred loan origination fees and costs, and fair value adjustments, if any. Loans held for sale or securitization are carried at the lower of cost or fair value applied on an aggregate basis by type of loan. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations. Management considers in its assessment the probability that buyer commitments may not close. In the absence of an active market, fair value is based upon a discounted cash flow model which utilizes inputs and assumptions which are believed to be consistent with market participants’ views.

When the Corporation sells a loan or group of loans which qualify as a sale pursuant to SFAS 140, the loans are removed from the balance sheet and a gain or loss is recognized in loan sale revenue.

Interest income is recognized utilizing the interest method. Loan origination fees, fees for providing loan commitments that result in loans, certain direct origination costs, and unearned discounts are deferred and amortized into interest income utilizing the interest method to achieve a level effective yield over the term of the loan. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned.

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

Automobile lease residual values and certain types of commercial equipment lease residuals are guaranteed by third parties. Although these guarantees of residual value are not considered in determining the initial accounting for these leases, the guarantees can affect the future accounting for the residual values. Commercial equipment residual values not protected by a guarantee are reviewed quarterly for other-than-temporary impairment. Impairment is assessed by comparing the carrying value of the leased asset’s residual value to both current and end-of-lease term market values. Where this analysis indicates that an other-than-temporary impairment has occurred, the carrying value of the lease residual is reduced to the estimated fair value, with the write-down generally recognized in other noninterest expense in the income statement.

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

Commercial and commercial real estate loans exceeding $5 million are evaluated for impairment in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires an allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral, if the loan is collateral dependent. All loans subject to evaluation and considered impaired are included in nonperforming assets.

Loans secured by one-to-four family residential real estate, including home equity lines of credit and loans, are designated as nonperforming based upon several factors including payment delinquency, bankruptcy status, and prior principal charge-offs. When a loan is placed on nonperforming status, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is reversed against interest income. Additionally, these loan types are generally charged off to the extent principal and interest due exceed the estimated realizable value of the collateral on the date the loan becomes 180 days past due, or at the earlier of the foreclosure sale or when an appraisal indicates a value less than the loan value. Loans covered by lender-paid mortgage insurance are not charged off to the extent an insurance recovery is probable.

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

Loans that are restructured due to a borrower experiencing financial difficulties, where the Corporation, for economic or legal reasons, grants a concession to the borrower that it would otherwise not consider, are accounted for as a troubled debt restructuring (TDR). TDRs may include certain modifications of terms of loans, receipts of assets from debtors in partial or full satisfaction of loans, or a combination of both. Restructured loans classified as TDRs are accounted for in accordance with SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, and SFAS 114.

The Corporation sells residential and commercial real estate loans to Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA) in the normal course of business. These loan sale programs allow the Corporation to repurchase individual delinquent loans that meet certain criteria. Without the sponsoring entity’s prior authorization, the Corporation has the option to repurchase the delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. Under SFAS 140, once the Corporation has the unconditional ability to repurchase the delinquent loan, effective control over the loan has been regained. At this point, the Corporation is required to recognize the loan and a related liability on its balance sheet, regardless of the Corporation’s intent to repurchase the loan. Refer to Note 7 for loans and borrowings recognized under these programs.

Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses within the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, probable recoveries under lender paid mortgage insurance, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, insurance coverage limits, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is recorded based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted quarterly. When portfolio loans are identified for sale or securitization, the attributed loan loss allowance is reclassified to held for sale as a reduction to the carrying value of the loans. If a loss attributable to deterioration of the creditworthiness of the borrower is anticipated upon sale, a charge-off is recognized upon transfer.

The Corporation maintains an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of a drawdown on the commitment. This allowance is reported as a liability on the balance sheet within accrued expenses and other liabilities, while the corresponding provision for these losses is recorded in noninterest expense.

Other Real Estate Owned: Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations, as well as bank premises qualifying as held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. OREO obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the net carrying value of the loan either charged to the allowance for loan losses, or recorded in noninterest income after recovery of previously recognized charge-offs. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer, with the offset recorded in noninterest expense. Gains or losses not previously recognized resulting from the sale of OREO are recognized in noninterest expense on the date of sale.

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

Securities purchased with the intention of realizing short-term profits, or that are used to manage risk in other balance sheet assets and liabilities carried at fair value, are considered trading securities, carried at fair value, and are included in other investments on the balance sheet. Depending on the purpose for holding the securities, realized and unrealized gains and losses are included in either brokerage revenue, loan servicing revenue or other noninterest income in the statement of income. Interest on trading account securities is recorded in interest income. Loans are classified as trading when positions are bought and sold primarily to make profits on short-term appreciation or for other trading purposes. Trading loans are also included in other investments on the balance sheet and are carried at fair value, with gains and losses included in other noninterest income. See Note 9 for further information on trading securities.

Debt securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity, when present, are carried at amortized cost. At December 31, 2007, National City held one security as held to maturity with an amortized cost of $6 million and a fair value of approximately $6 million. National City held no securities classified as held to maturity at December 31, 2006.

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

Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, are included in interest income. Realized gains and losses on the sale of securities, and other-than-temporary impairment charges, are determined using the specific-identification method. Purchases and sales of securities are recognized on a trade date basis.

Certain equity security investments that do not have readily determinable fair values and for which the Corporation does not exercise significant influence are carried at cost and classified either within other investments or other assets on the balance sheet depending on the frequency of dividend declarations. Cost method investments classified within other investments consist solely of shares of Federal Home Loan Bank and Federal Reserve Bank stock. These investments totaled $808 million and $483 million at December 31, 2007 and December 31, 2006, respectively. Cost method investments classified within other assets were less than $1 million at December 31, 2007 and December 31, 2006. The Corporation’s investment in Visa has no cost basis. Cost method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.

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

Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged, either on its own or in combination with a related contract, asset, or liability. Goodwill impairment testing is performed annually, or more frequently if events or circumstances indicate possible impairment. Goodwill is allocated to reporting units one level below business segments. Fair values of reporting units are determined using either market-based valuation multiples for comparable businesses if available, or discounted cash flow analyses based on internal financial forecasts. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss may be recognized. An impairment loss is measured as the excess of the carrying value of the goodwill of a reporting unit over its implied fair value. The implied fair value of goodwill represents the difference between the fair value of the reporting unit and the fair value of all of the assets and liabilities of that unit, including any unrecognized intangible assets. Goodwill impairment losses are recorded in other noninterest expense. Note 11 contains additional information regarding goodwill and the carrying values by major lines of business.

Intangible assets with finite lives include those associated with core deposits, credit cards, and other items. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are primarily amortized over a period not to exceed 10 years using an accelerated amortization method. Credit card intangibles are amortized over their estimated useful lives on a straight-line basis, which range from one to seven years. Other intangibles, primarily customer contracts and noncompete agreements, are amortized over the period benefited ranging from three to 11 years. Amortization expense for core deposits and other intangibles is recognized in noninterest expense. Note 11 includes a summary of other intangible assets.

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

Equipment leased to others is stated at cost less accumulated depreciation. Depreciation expense is recorded on a straight-line basis over the life of the lease considering the estimated residual value. On a periodic basis, leased assets are reviewed for impairment. An impairment loss is recognized if the carrying amount of leased assets exceeds fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment.

Asset Securitizations: National City uses the securitization of financial assets as a source of funding. In a securitization, financial assets, including pools of credit card and automobile loans, are transferred into trusts or to SPEs in transactions which are effective under applicable banking rules and regulations to legally isolate the assets from National City Bank (the Bank), a subsidiary of the Corporation. Where the transferor is a depository institution, such as the Bank, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. In addition, the Corporation purchased the guaranteed portion of Small Business Administration (SBA) loans from third-party lenders and then securitized these loans into SBA guaranteed pooled securities through the use of a fiscal and transfer agent approved by the SBA. The certificates are then sold directly to institutional investors, achieving legal isolation.

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

Legal opinions regarding legal isolation have been obtained by the Bank for each of its credit card securitizations. These opinions stated in their conclusions that the Federal Deposit Insurance Corporation (FDIC) regulation, Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation (Securitization Rule) would be applicable to the transfer of such assets. The Securitization Rule provides reasonable assurance that neither the FDIC acting as conservator or receiver for the transferring bank subsidiary, nor any other creditor of the bank, may reclaim or recover the assets from the securitization trust or recharacterize the assets as property of the transferring bank subsidiary or of the conservatorship or receivership for the bank. The opinion further reasoned, even if the Securitization Rule did not apply, then pursuant to various FDIC pronouncements, the FDIC would uphold the effectiveness of the security interest granted in the financial assets.

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

Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale or the trading securities portfolio. Retained interests from the credit card and automobile loan securitizations are classified as available-for-sale securities. Retained interests from the SBA securitizations are classified as trading securities and are included in other investments on the balance sheet. Subsequent adjustments to the fair value of retained interests classified as available for sale are recorded through accumulated other comprehensive income within stockholders’ equity, or in security losses in the income statement if the fair value has declined below the carrying amount, and such decline has been determined to be other-than-temporary. Fair value adjustments to retained interests classified as trading securities are recorded in other noninterest income while other-than-temporary impairments are recorded within security (losses) gains, net.

The fair value of retained interests is estimated at the time of sale and at each subsequent reporting date by using a cash flow valuation model which calculates the present value of the estimated cash flows of retained interests. Assumptions and estimates used in the cash flow model consist of credit loss rates, loan prepayment rates, loan pool characteristics such as loan interest rates and expected life of the loans, the cost of funds, servicing fees and costs, and discount rates commensurate with the risks involved. On a monthly basis, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. If past performance or future expectations dictate, assumptions are revised and the present value of future retained interest cash flows is recalculated. Refer to Note 5 for further analysis of the assumptions used in the determination of fair value of retained interests. The value of these retained interests represent National City’s maximum loss exposure with respect to securitization vehicles. The investors in the asset-backed securities issued by the SPEs have no further recourse against the Corporation if cash flows generated by the securitized assets are inadequate to service the obligations of the SPEs.

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

Servicing Assets: The Corporation periodically sells or securitizes loans while retaining the obligation to perform the servicing of such loans. In addition, the Corporation may purchase or assume the right to service loans originated by others. Whenever the Corporation undertakes an obligation to service a loan, management assesses whether a servicing asset or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to exceed current market servicing prices. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Corporation for its expected cost. Servicing assets related to residential real estate loans are separately presented on the balance sheet as mortgage servicing rights (MSRs). Servicing assets associated with the sale or securitization of commercial real estate and other consumer loans are presented within other assets on the balance sheet. The Corporation does not presently have any servicing liabilities.

All separately recognized servicing assets and/or liabilities are initially recognized at fair value. For subsequent measurement of servicing rights, the Corporation has elected the fair value method for MSRs while all other servicing assets follow the amortization method. Under the fair value measurement method, MSRs are recorded at fair value each reporting period, and changes in fair value are reported in loan servicing revenue in the income statement. Under the amortization method, other servicing assets are amortized in proportion to, and over the period of, estimated servicing income and assessed for impairment based on fair value at each reporting period. Contractual servicing fees including ancillary income and late fees, as well as fair value adjustments, associated derivative gains and losses, and impairment losses, if any, are reported in loan servicing revenue in the income statement.

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

Derivative Instruments: The Corporation enters into derivative transactions principally to protect against the risk of adverse price or interest-rate movements on the value of certain assets and liabilities and on future cash flows. In addition, certain contracts and commitments, such as mortgage loan commitments, are defined as derivatives under GAAP.

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

Fair value hedges are accounted for by recording the fair value of the derivative instrument, the fair value of the hedged risk of the hedged asset or liability, with corresponding offsets recorded in the income statement. The fair values of derivatives are recorded as freestanding assets or liabilities on the balance sheet, while fair value adjustments to the hedged assets or liabilities are included in the carrying value of the hedged items. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense recorded on the hedged asset or liability.

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

Share-Based Payment: Compensation cost is recognized for stock options and restricted stock awards issued to employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used to estimate the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. When an award is granted to an employee who is retirement eligible, the compensation cost of these awards is recognized over the period up to the date the employee first becomes eligible to retire.

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

2. Recent Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments: In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133 and SFAS 140. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives or hybrid financial instruments that contain an embedded derivative that may require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement was effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007. The adoption of this statement did not have a material impact on financial condition, results of operations, or liquidity.

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

Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction: In July 2006, the FASB issued FASB Staff Position (FSP) 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This FSP amends SFAS 13, Accounting for Leases, to require a lessor in a leveraged lease transaction to recalculate the lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the transaction. The Corporation adopted FSP 13-2 on January 1, 2007, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. On December 31, 2006, the Corporation adopted the recognition and disclosure provisions of this statement which resulted in the recording of the funded status of its pension and postretirement plans as either assets or liabilities and the recording of unrecognized actuarial gains/losses, prior service costs, and transition obligations totaling $71 million as a separate component of accumulated other comprehensive income, net of tax. SFAS 158 also required the Corporation to change the measurement date of its defined benefit pension and other postretirement obligations from October 31 to December 31. The incremental pension benefit associated with the measurement date change was recognized on January 1, 2008 as an increase to retained earnings of $1 million after-tax.

Fair Value Measurements: In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation adopted SFAS 157 on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.

Fair Value Option: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. On January 1, 2008, the Corporation elected the fair value option for residential and commercial real estate loans held for sale. Previously, these loans were carried at the lower-of-cost or fair value after consideration of any SFAS 133 valuation adjustments. Interest rate risk related to these loans was hedged with derivative instruments and application of the fair value option allows for both the loans and the derivatives to be carried at fair value without the burden of applying for hedge accounting under SFAS 133. The election was applied to existing residential and commercial real estate loans held for sale as of January 1, 2008 and is also being applied prospectively to the same types of loans originated or purchased as held for sale. As of the adoption date, the carrying value of the existing loans held for sale was adjusted to fair value through a cumulative-effect adjustment to beginning retained earnings. This adjustment represented an increase in value of $12 million pretax ($8 million net of tax). Prospectively, accounting for residential and commercial real estate loans to be sold at fair value will accelerate the recognition of some gains and losses previously recognized at the time of sale but otherwise is not expected to have a material impact on financial condition, results of operations, or liquidity.

Amendment of FASB Interpretation No. 39: In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. FSP 39-1 permits entities to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FSP 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, should also be offset against the fair value of the related derivative instruments. The Corporation has historically presented all of its derivative positions and related collateral on a gross basis.

Effective January 1, 2008, the Corporation adopted a net presentation for derivative positions and related collateral entered into under master netting agreements pursuant to the guidance in FIN 39 and FSP 39-1. The adoption of this guidance resulted in balance sheet reclassifications of certain cash collateral-based short-term investments against the related derivative liabilities and certain deposit liability balances against the related fair values of derivative assets. The effects of these reclassifications will fluctuate based on the fair values of the derivative contracts but overall are not expected to have a material impact on either total assets or total liabilities. The adoption of this presentation change did not have an impact on stockholders’ equity, results of operations, or liquidity.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified the consensus reached in EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Corporation adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The impact of adoption is not expected to have a material impact on financial condition, results of operations, or liquidity.

Accounting for Written Loan Commitments Accounted for at Fair Value: In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Corporation adopted the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007 related to residential and commercial real estate loans held for sale that are accounted for as derivatives under SFAS 133. The Corporation does not account for any other written loan commitments at fair value through earnings. The impact of SAB 109 will be to accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date.

Business Combinations: In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

The Corporation will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. At December 31, 2007, the Corporation’s acquired deferred income tax valuation allowances and income tax contingencies totaled $2 million and $32 million, respectively. Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

Accounting for Noncontrolling Interests: In December 2007, the FASB issued SFAS 160, Noncontrolling interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted.

At December 31, 2007, noncontrolling interests in subsidiaries totaled approximately $135 million and were included in accrued expenses and other liabilities on the consolidated balance sheet. Management is currently evaluating the effects, if any, that SFAS 160 will have upon adoption as this standard will affect the presentation and disclosure of noncontrolling interests in the consolidated financial statements.

3.	Acquisitions and Divestitures

Acquisitions: On May 1, 2006, in a cash transaction, the Corporation completed its acquisition of Forbes First Financial Corporation (Pioneer), a privately held bank holding company operating eight branches in the St. Louis, Missouri, metropolitan area through its subsidiary Pioneer Bank. As of the acquisition date, the fair value of Pioneer’s loans and deposits were $372 million and $430 million, respectively. Goodwill and intangibles resulting from this acquisition totaled $60 million.

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

Assets and liabilities of acquired entities are recorded at estimated fair values as of respective acquisition dates, and the results of acquired entity operations are included in income from those dates. The fair values of acquired assets and liabilities, including identifiable intangible assets, are finalized as quickly as possible following an acquisition. The purchase price allocations for Harbor and Fidelity are complete. The MAF purchase price allocation is substantially complete; however, its valuations may be subject to revision as additional information becomes available. Purchase accounting adjustments determinable within 12 months of acquisition date result in adjustments to goodwill.

The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocation and resulting goodwill recorded to date for recent acquisitions.

(In Thousands)	Harbor	Fidelity	MAF

Purchase price	$1,080,145	$1,034,828	$1,844,522
Carrying value of net assets acquired	(344,162)	(269,008)	(698,718)

Excess of purchase price over carrying value of net assets acquired	735,983	765,820	1,145,804
Purchase accounting adjustments
Securities	9,699	(531)	587
Portfolio loans and loans held for sale	(29,852)	(52,929)	(10,684)
Premises and equipment	(26,351)	(38,384)	(379)
Mortgage servicing rights	(3,253)	(3,749)	(16,802)
Other assets	(9,039)	(440)	19,991
Deposits	(1,244)	(1,416)	(5,073)
Borrowings	(769)	2,854	(2,569)
Severance and exit costs	11,236	31,123	39,914
Other liabilities	24,169	26,414	9,650
Deferred taxes	28,439	72,093	31,454

Subtotal	739,018	800,855	1,211,893

Core deposit intangibles	(36,935)	(84,972)	(153,878)
Other identifiable intangible assets	(9,108)	(2,060)	(618)

Goodwill	$692,975	$713,823	$1,057,397

The following table summarizes the estimated fair value of net assets acquired related to recent acquisitions.

(In Thousands)	Harbor	Fidelity	MAF

Assets
Cash and cash equivalents	$242,124	$142,483	$141,860
Federal funds sold	—	—	107,709
Securities	389,869	628,068	1,821,230
Loans, net of allowance for loan losses	2,638,892	3,569,353	7,074,697
Premises and other equipment	87,885	132,811	165,764
Goodwill and other intangibles	739,018	800,855	1,211,893
Mortgage servicing rights	4,741	7,074	35,908
Other assets	63,206	95,096	339,999

Total Assets	4,165,735	5,375,740	10,899,060
Liabilities
Deposits	2,389,861	3,375,712	7,351,337
Borrowings	614,680	763,931	1,471,026
Other liabilities	81,049	201,269	232,175

Total Liabilities	3,085,590	4,340,912	9,054,538

Fair value of net assets acquired	$1,080,145	$1,034,828	$1,844,522

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Corporation as if the Pioneer, Harbor, Fidelity and MAF acquisitions had occurred as of the beginning of 2007 and 2006, respectively.

	For the Calendar Year

(Dollars in Thousands, Except Per Share Amounts)	2007	2006

Net interest income	$4,544,455	$5,037,670
Provision for loan losses	1,332,701	495,109
Net interest income after provision for loan losses	3,211,754	4,542,561
Noninterest income	2,665,583	4,144,238
Noninterest expense	5,476,864	5,231,068

Income before income tax expense	400,473	3,455,731
Income tax expense	68,351	1,140,938

Net Income	$332,122	$2,314,793

Net Income Per Common Share
Basic	$.51	$3.23
Diluted	.50	3.18
Average Common Shares Outstanding
Basic	651,006,096	715,763,157
Diluted	658,625,367	727,292,653

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

Divestitures: In 2007, the Corporation sold three branches located in western Illinois. The Corporation recognized a gain on this transaction of approximately $16 million. On December 30, 2006, the Corporation completed the sale of its First Franklin nonprime mortgage origination network and related servicing platform. The Corporation recognized a pretax gain of $984 million, or $622 million after tax, on this transaction. The purchase price and the resulting gain are subject to adjustment based on the closing date values of assets and liabilities sold, as well as other negotiated matters. In 2005, the Corporation sold Madison Bank & Trust, an Indiana state chartered bank, including six branches. The Corporation recognized a gain on this transaction of approximately $16 million.

4.	Restructuring Charges

Restructuring programs consist of acquisition integration related activities as well as other strategic initiatives. During the years ended December 31, 2007 and 2006, the Corporation recorded severance and other employee-related expense of $106 million and $33 million, respectively. The severance charges in 2007 were primarily related to staffing reductions in the mortgage business and in corporate support units. The severance charges in 2006 were primarily related to the divestiture of First Franklin and other business activities. Severance and other employee-related costs incurred in 2007 and 2006 included $8 million and $6 million, respectively, of retention benefits for employees associated with acquired or divested units.

Acquisition integration plans were formulated prior to the completion of each acquisition. Costs incurred for acquisition-related employee terminations consist of severance, retention, and outplacement benefits. Severance and outplacement benefit costs were recognized in the allocation of the purchase price to acquired assets and liabilities. Retention benefits were recorded to salaries expense over the required service period. Costs relating to the exit of certain acquired businesses, facility leases, and other contract termination costs were also recognized in the allocation of the purchase price to acquired assets and liabilities. The activity shown in the table below includes severance and restructuring costs associated with the MAF Bancorp acquisition which was completed on September 1, 2007.

Payments will continue to be made for acquisition-related integration costs through December 2010 for severance benefits and through January 2013 for lease obligations related to vacated facilities.

Severance and other employee-related costs, associated with other strategic initiatives and incurred in the normal course of business, are recorded in salaries, benefits and other personnel costs in the income statement. These payments are scheduled to occur through April 2009. Other restructuring costs, which consist primarily of consulting and lease exit costs unrelated to acquisitions, are recorded in third-party services and other noninterest expense, respectively, and are scheduled to occur through December 2010.

Activity in the severance and restructuring liability for the years ended December 31, 2007 and 2006 is presented in the following table. Historically, the majority of severance and other termination expenses have been recorded as unallocated corporate charges within the Parent and Other segment. However, in 2007, severance and other employee-related costs of $36 million, directly associated with staffing reductions in our mortgage operations, were recorded within the Mortgage Banking segment.

	For the Calendar Year
	December 31, 2007

(In Thousands)	Acquisitions	Other	Total

Beginning balance	$40,494	$32,110	$72,604
Severance and other employee related costs:
Charged to expense	7,666	98,277	105,943
Recognized in purchase price allocation	56,498	—	56,498
Payments	(51,147)	(52,692)	(103,839)
Exit costs, contract terminations and other:
Charged to expense	—	11,017	11,017
Recognized in purchase price allocation	12,196	—	12,196
Payments	(13,567)	(7,771)	(21,338)

Ending balance	$52,140	$80,941	$133,081

	For the Calendar Year
	December 31, 2006

(In Thousands)	Acquisitions	Other	Total

Beginning balance	$35,455	$52,398	$87,853
Severance and other employee related costs:
Charged to expense	426	33,056	33,482
Recognized in purchase price allocation	11,967	—	11,967
Payments	(6,097)	(51,097)	(57,194)
Exit costs, contract terminations and other:
Charged to expense	—	3,710	3,710
Recognized in purchase price allocation	4,778	—	4,778
Payments	(6,035)	(5,957)	(11,992)

Ending balance	$40,494	$32,110	$72,604

5.	Securitization Activity

The Corporation has securitized pools of credit card, automobile, and Small Business Administration (SBA) loans. Recent securitization activities are described below.

Credit Card: In 2007, the Corporation securitized a $425 million pool of credit card receivables (Series 2007-1) following the maturity of its Series 2002-1 securitization. A pretax gain of approximately $2 million was recognized on this transaction within loan sale revenue. Retained interests of $31 million were recognized at the date of sale. Transaction costs were $2 million. In 2006, the Corporation securitized a $425 million pool of credit card receivables (Series 2006-1) following the maturity of its Series 2001-1 securitization. A pretax gain of $2 million was recognized on this transaction within loan sale revenue. Retained interests in these loans of $28 million were recognized at the date of sale. Transaction costs were $1 million. In 2005, the Corporation securitized a $600 million pool of credit card receivables (Series 2005-1) following the maturity of its Series 2000-1 securitization. A pretax gain of $1 million was recorded on this transaction within loan sale revenue. Retained interests in these loans of $37 million were recognized at the date of sale. Transaction costs were $3 million.

Retained interests associated with the above transactions included a seller’s interest in the loans, accrued interest, and an interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at their respective dates of sale. The fair value of the interest-only strips were estimated by discounting the projected future cash flows of this securities. The Corporation retained the right to service these loans. Servicing fees to be received approximated the current market rate for servicing fees; therefore, no servicing asset or liability was recognized.

Transaction costs related to each of the above transactions were capitalized and are amortized over the revolving period of each securitization of four years.

Automobile: In 2006, the Corporation exercised an early clean-up call on the outstanding notes of the Series 2002-A automobile securitization. Accordingly, the Corporation redeemed $48 million of loans from the securitization trust at a price equal to unpaid principal plus accrued interest. These loans were recorded at fair value which approximated the purchase price.

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

In 2008, the Corporation will have the option to exercise an early clean-up call on its Series 2004-A securitization of automobile loans.

SBA: The Corporation did not securitize any pools of SBA loans in 2007. During 2006 and 2005, the Corporation securitized pools of SBA loans totaling $205 million and $46 million, respectively. Retained interests in the form of interest-only strips were recognized with an initial carrying value of approximately $5 million and $3 million in 2006 and 2005, respectively. The SBA loans securitized were sold servicing released and all transaction costs were expensed in conjunction with these sales.

Home Equity: As of December 31, 2007 and 2006, the Corporation had no securitized home equity loans. The Corporation obtained securitized home equity loans from a 2004 acquisition and exercised its option to call these securitizations in 2006 and 2005. Accordingly, the cash flows received from securitization trusts shown in the following tables include some activity for securitized home equity loans in 2006 and 2005.

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

A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows:

	As of December 31, 2007		For the Calendar Year

		Loans Past
		Due 30
	Principal	Days or	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses

Type of loan:
Credit card	$3,301.9	$135.3	$2,822.1	$120.5
Automobile	766.4	25.5	1,151.8	11.0
SBA	162.9	11.6	203.0	—

Total loans managed or securitized	4,231.2	172.4	4,176.9	131.5
Less loans securitized:
Credit card	1,450.0	54.8	1,359.2	55.1
Automobile	688.8	20.3	1,028.3	12.0
SBA	162.9	11.6	203.0	—
Less loans held for securitization:
Credit card	—	—	90.8	—

Loans held in portfolio	$1,929.5	$85.7	$1,495.6	$64.4

	As of December 31, 2006		For the Calendar Year

		Loans Past
		Due 30
	Principal	Days or	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses

Type of loan:
Credit card	$2,635.2	$110.4	$2,400.5	$95.1
Automobile	1,624.4	37.5	2,260.6	17.3
SBA	234.4	67.9	96.7	—

Total loans managed or securitized	4,494.0	215.8	4,757.8	112.4
Less loans securitized:
Credit card	1,024.7	45.4	1,325.4	49.2
Automobile	1,439.5	26.1	1,985.8	15.7
SBA	234.4	67.9	96.7	—
Less loans held for securitization:
Credit card	425.0	—	124.0	—

Loans held in portfolio	$1,370.4	$76.4	$1,225.9	$47.5

Certain cash flows received from the securitization trusts follow:

	For the Calendar Year

	2007			2006

	Credit			Credit		Home
(In Millions)	Card	Automobile	SBA	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$425.0	$—	$—	$425.0	$—	$—	$223.2
Proceeds from collections reinvested in previous securitizations	3,027.7	—	—	2,752.2	—	—	—
Servicing fees received	27.3	10.5	—	26.9	20.1	—	—
Other cash flows received on interests that continue to be held	84.8	5.0	2.5	92.3	29.5	—	1.4
Proceeds from sales of previously charged-off accounts	3.8	—	—	4.7	—	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	.1	—

	For the Calendar Year

	2005

	Credit		Home
(In Millions)	Card	Automobile	Equity	SBA

Proceeds from new securitizations	$600.0	$2,103.9	$—	$44.7
Proceeds from collections reinvested in previous securitizations	2,789.3	—	2.7	—
Servicing fees received	28.1	8.7	.3	—
Other cash flows received on interests that continue to be held	70.8	15.7	.9	.7
Proceeds from sales of previously charged-off accounts	1.0	—	—	—
Purchases of delinquent or foreclosed assets	—	—	1.2	—

The Corporation holds certain interests in securitized credit card and automobile loans consisting of interest-only strips and servicing assets. The table below presents the weighted-average assumptions used to measure the fair values of these retained interests as of December 31, 2007. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

		Weighted-	Variable	Monthly	Expected
		Average	Annual	Principal	Annual	Annual
	Fair	Life	Coupon Rate to	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)	Investors	Rate	Losses	Rate	Yield

Credit Card Loans
Interest-only strips	$5.8	3.2	4.92%	18.41%	4.29%	15.00%	12.84%
Decline in fair value of 10% adverse change			$1.8	$0.4	$1.7	$—	$4.8
Decline in fair value of 20% adverse change			3.7	0.7	3.1	—	5.8

			Monthly	Expected
		Weighted-	Prepayment	Cumulative	Annual	Weighted-
	Fair	Average Life	Speed	Credit	Discount	Average
(Dollars in Millions)	Value	(in months)	(% ABS)(a)	Losses	Rate	Coupon

Automobile Loans
Interest-only strip	$13.5	3.0	1.26%	1.65%	12.00%	7.03%
Decline in fair value of 10% adverse change			$—	$2.4	$0.2	$2.9
Decline in fair value of 20% adverse change			—	5.2	0.3	5.5
Servicing asset(b)	$ 3.6	5.9	1.26%	1.65%	10.12%	7.03%
Decline in fair value of 10% adverse change			$0.2	$—	$—	$—
Decline in fair value of 20% adverse change			0.5	—	—	—

(a)	Absolute prepayment speed.
(b)	Carrying value of servicing asset at December 31, 2007 was $3 million.

6.	Leases

National City leases commercial equipment and automobiles to customers. The leases are classified as either lease financings or operating leases based on the terms of the lease arrangement. When a lease is classified as a lease financing, the future lease payments, net of unearned income and the estimated residual value of the leased property at the end of the lease term, are recorded as an asset within the loan portfolio. The amortization of the unearned income is recorded as interest income. When a lease is classified as an operating lease, the cost of the leased property, net of depreciation, is recorded as equipment leased to others on the Consolidated Balance Sheets. Rental income is recorded in noninterest income while the depreciation on the leased property is recorded in noninterest expense. At the expiration of a lease, the leased property is either sold or a new lease agreement is initiated.

Lease Financings: Lease financings, included in portfolio loans on the Consolidated Balance Sheet, consist of direct financing and leveraged leases of commercial and other equipment, primarily computers and office equipment, manufacturing and mining equipment, commercial trucks and trailers, airplanes, medical, construction, data processing, along with retail automobile lease financings. Commercial equipment lease financings are included in commercial leases, while automobile lease financings are included in other consumer loans. The Corporation no longer originates automobile leases; accordingly, this portfolio will runoff over time as the leases expire and the automobiles are sold.

A summary of lease financings by type at December 31:

(In Thousands)	2007	2006

Commercial
Direct financings	$4,279,751	$3,868,271
Leveraged leases	157,411	214,669

Total commercial lease financings	4,437,162	4,082,940
Consumer
Retail automobile lease financings	142,342	299,704

Total net investment in lease financings	$4,579,504	$4,382,644

The components of the net investment in lease financings by type at December 31:

(In Thousands)	2007	2006

Commercial
Lease payments receivable	$4,711,570	$4,260,255
Estimated residual value of leased assets	392,794	408,809

Gross investment in commercial lease financings	5,104,364	4,669,064
Unearned income	(667,202)	(586,124)

Total net investment in commercial lease financings	$4,437,162	$4,082,940

Consumer
Lease payments receivable	$38,667	$117,176
Estimated residual value of leased assets	109,070	201,723

Gross investment in consumer lease financings	147,737	318,899
Unearned income	(5,395)	(19,195)

Total net investment in consumer lease financings	$142,342	$299,704

A rollforward of the residual value component of lease financings by type follows:

	For the Calendar year

(In Thousands)	2007	2006

Commercial
Beginning balance	$408,809	$482,049
Additions	132,768	95,174
Runoff	(148,348)	(156,972)
Write-downs	(435)	(11,442)

Ending balance	$392,794	$408,809

Consumer
Beginning balance	$201,723	$231,582
Runoff	(92,653)	(29,859)

Ending balance	$109,070	$201,723

At December 31, 2007, the minimum future lease payments to be received from lease financings by type were as follows:

						2013 and
(In Millions)	2008	2009	2010	2011	2012	Beyond	Total

Commercial	$1,568.4	$1,117.7	$794.5	$499.9	$267.9	$463.2	$4,711.6
Consumer	13.2	23.1	2.4	—	—	—	38.7

Total	$1,581.6	$1,140.8	$796.9	$499.9	$267.9	$463.2	$4,750.3

Equipment Leased to Others: Equipment leased to others represents equipment owned by National City that is leased to customers under operating leases. Commercial equipment includes aircraft and other transportation, manufacturing, construction, data processing, medical, and office equipment leased to commercial customers while consumer equipment consists of automobiles leased to retail customers. The totals below also include the carrying value of any equipment previously leased to customers under either operating or financing leases that are in the process of being either renewed or sold.

A summary of the net carrying value of equipment leased to others by type at December 31 follows:

(In Thousands)	2007	2006

Commercial
Cost	$543,085	$616,787
Accumulated depreciation	(187,733)	(151,358)

Net carrying value of commercial leased equipment	355,352	465,429
Consumer
Cost	45,828	174,586
Accumulated depreciation	(26,391)	(67,063)

Net carrying value of consumer leased equipment	19,437	107,523

Total net carrying value of equipment leased to others	$374,789	$572,952

Depreciation expense on equipment leased to others totaled $114 million in 2007, $155 million in 2006, and $197 million in 2005.

At December 31, 2007, the minimum future lease payments to be received from equipment leased to others by type were as follows:

						2013 and
(In Millions)	2008	2009	2010	2011	2012	Beyond	Total

Commercial	$94.7	$72.4	$45.2	$26.5	$14.6	$29.4	$282.8
Consumer	1.8	.6	—	—	—	—	2.4

Total	$96.5	$73.0	$45.2	$26.5	$14.6	$29.4	$285.2

7.	Loans, Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments

Total portfolio loans outstanding are recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments of $956 million and $387 million at December 31, 2007 and 2006, respectively. Loans held for sale are recorded at lower of cost or market on an aggregate basis by loan type. The valuation allowance recognized to reduce the carrying value of mortgage loans held for sale to fair value was $605 thousand and $65 million at December 31, 2007 and 2006, respectively.

The Corporation has the option to repurchase certain delinquent loans that were sold in prior periods. The Corporation has recognized these loans and the related repurchase obligation on its Consolidated Balance Sheet as follows:

	December 31

(In Millions)	2007	2006

Residential real estate portfolio loans	$334	$297
Commercial real estate loans held for sale	3	8

Other borrowed funds	$337	$305

To provide for probable losses in the loan portfolio, National City maintains an allowance for loan losses and an allowance for losses on lending-related commitments.

Activity in the allowance for loan losses follows:

	For the Calendar Year

(In Thousands)	2007	2006	2005

Balance at beginning of period	$1,131,175	$1,094,047	$1,188,462
Provision for loan losses	1,325,903	488,208	300,531
Charge-offs	(844,524)	(645,140)	(602,902)
Recoveries	183,446	203,612	222,042

Net charge-offs	(661,078)	(441,528)	(380,860)
Other(a)	(34,272)	(9,552)	(14,086)

Balance at end of period	$1,761,728	$1,131,175	$1,094,047

(a)	Includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and in 2007 and 2006, reinsurance claims paid to third parties.

In 2007 and 2006, the Corporation’s insurance subsidiary provided reinsurance to a third party who provides the primary mortgage insurance on certain portfolio loans. Under this arrangement, National City assumed a 50% pro rata share of credit losses on the insured portfolio loans subject to certain limits. The provision for credit losses included expected reinsurance losses associated with insured nonprime mortgage loans of $48 million and $79 million for 2007 and 2006, respectively.

Activity in the allowance for losses on lending-related commitments follows:

	For the Calendar Year

(In Thousands)	2007	2006	2005

Balance at beginning of period	$77,986	$83,601	$100,538
Net provision for losses on lending-related commitments	(13,223)	(5,615)	(16,937)

Balance at end of period	$64,763	$77,986	$83,601

Nonperforming loans totaled $1.1 billion and $500 million as of December 31, 2007 and 2006, respectively. For loans classified as nonperforming at December 31, 2007, the contractual interest due and actual interest recognized on those loans during 2007 was $114 million and $34 million, respectively.

Impaired loans, as defined under SFAS 114, are included in nonperforming loans. Average impaired loans for 2007, 2006, and 2005 totaled $239 million, $158 million, and $108 million, respectively. During 2007, 2006, and 2005, interest recognized on impaired loans while they were considered impaired was not material. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The following table presents details on the allowance for loan losses related to impaired loans.

	December 31

(In Thousands)	2007	2006

Impaired loans with an associated allowance	$207,421	$118,127
Impaired loans without an associated allowance	126,259	71,360

Total impaired loans	$333,680	$189,487

Allowance for loan losses allocated to impaired loans	$48,320	$29,545

8. Securities

Securities available for sale follow:

	December 31, 2007

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

U.S. Treasury	$1,055,520	$43,387	$—	$1,098,907
Federal agency	262,314	5,158	152	267,320
Mortgage-backed securities	6,610,008	38,529	64,306	6,584,231
Asset-backed and corporate debt securities	204,345	516	13,373	191,488
States and political subdivisions	382,097	4,282	489	385,890
Other	194,024	10,379	982	203,421

Total securities	$8,708,308	$102,251	$79,302	$8,731,257

	December 31, 2006

	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

U.S. Treasury	$1,051,590	$8,872	$12,001	$1,048,461
Federal agency	250,054	2,458	1,589	250,923
Mortgage-backed securities	5,305,629	41,119	51,919	5,294,829
Asset-backed and corporate debt securities	174,829	2,188	20	176,997
States and political subdivisions	499,563	7,205	972	505,796
Other	221,327	10,834	347	231,814

Total securities	$7,502,992	$72,676	$66,848	$7,508,820

Other securities included retained interests from securitizations as well as equity securities.

The following table presents the age of gross unrealized losses and associated fair value by investment category.

	December 31, 2007

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agency	—	—	35,792	152	35,792	152
Mortgage-backed securities	1,955,482	26,552	1,589,876	37,754	3,545,358	64,306
Asset-backed securities	155,846	13,352	2,638	21	158,484	13,373
States and political subdivisions	17,691	101	42,104	388	59,795	489
Other	43,859	982	—	—	43,859	982

Total	$2,172,878	$40,987	$1,670,410	$38,315	$3,843,288	$79,302

	December 31, 2006

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$121,826	$1,110	$465,376	$10,891	$587,202	$12,001
Federal agency	68,273	97	79,614	1,492	147,887	1,589
Mortgage-backed securities	1,286,002	11,328	1,957,546	40,591	3,243,548	51,919
Asset-backed securities	7,269	18	377	2	7,646	20
States and political subdivisions	4,279	5	57,953	967	62,232	972
Other	19,215	191	15,593	156	34,808	347

Total	$1,506,864	$12,749	$2,576,459	$54,099	$4,083,323	$66,848

Securities available for sale are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk-free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer or any credit enhancement providers, and the quality of the underlying collateral. During 2007, management recognized $4 million of other-than-temporary impairment losses on FNMA and FHLMC perpetual preferred securities.

Management also reviewed mortgage-backed and asset-backed securities with unrealized losses for other-than-temporary impairment. Management believes the primary reason for the unrealized losses on these securities is general credit spread widening caused by market concern over the credit quality of residential mortgages, an imbalance between market supply and demand for these securities, and in some instances, an increase in the risk-free interest rate at December 31, 2007 compared to the risk-free interest rate at the security’s acquisition date. All the issuers of the mortgage-backed and asset-backed securities in the Corporation’s portfolio are of investment grade quality. There have been no recent credit downgrades of these securities by either Moody’s Investors Service or Standard & Poors. For certain securities with unrealized losses, management also reviewed the performance of the underlying collateral and considered the securitization structure, but did not find any indication of any security-specific credit concerns. Management has the intent and ability to hold these securities until recovery. Therefore, other than the FNMA and FHLMC securities mentioned above, management concluded that none of the unrealized losses on the securities in the available-for-sale portfolio represent an other-than-temporary impairment as of December 31, 2007.

The following table presents the amortized cost, fair value, and weighted-average yield of securities at December 31, 2007 by maturity:

						Weighted-
		1 to 5	5 to 10	After 10		Average
(Dollars in Thousands)	Within 1 Year	Years	Years	Years	Total	Yield(a)

U.S. Treasury	$12	$488,193	$556,770	$10,545	$1,055,520	4.41%
Federal agency	95,688	137,121	11,281	18,224	262,314	4.74%
Mortgage-backed securities	79,851	3,774,969	2,256,415	498,773	6,610,008	5.34%
Asset-backed and corporate debt securities	25,606	73,656	7,163	97,920	204,345	6.24%
States and political subdivisions	57,948	180,660	70,879	72,610	382,097	7.19%
Other	11,610	45,639	—	136,775	194,024	4.90%

Amortized cost	$270,715	$4,700,238	$2,902,508	$834,847	$8,708,308

Fair value	$271,071	$4,707,446	$2,922,872	$829,868	$8,731,257

Weighted-Average Yield(a)	5.17%	5.14%	5.48%	5.78%	5.31%

(a)	Yield on debt securities only; equity securities and retained interests in securitizations are excluded.

Weighted-average yields are based on amortized cost. Yields on tax-exempt securities are calculated on a tax-equivalent basis using the marginal Federal income tax rate of 35%. Mortgage-backed securities and retained interests in securitizations are assigned to maturity categories based on their estimated average lives. Equity securities are included in other securities in the After 10 Years category. At December 31, 2007, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $8.0 billion. At December 31, 2007, there were no securities of a single issuer which exceeded 10% of stockholders’ equity.

In 2007, 2006, and 2005, gross securities gains were $34 million, $18 million, and $43 million, respectively, while gross securities losses were $12 million, $18 million, and $16 million, respectively.

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

The following table presents the fair values of trading assets and liabilities.

	December 31

(In Thousands)	2007	2006

Trading assets:
Securities	$804,547	$447,031
Loans	177,755	213,514
Derivative instruments	234,451	118,962

Total trading assets	$1,216,753	$779,507

Trading liabilities:
Securities sold short	$7,876	$52,122
Derivative instruments	202,297	97,585

Total trading liabilities	$210,173	$149,707

Trading revenue includes both net interest income from trading securities, loans, and securities sold short, and gains and losses from changes in the fair value of trading instruments. Unrealized losses recorded within trading revenue for trading securities held at December 31, 2007 totaled $(1) million, compared to unrealized gains of $5 million for

December 31, 2006. Gains and losses on trading instruments are included either within loan servicing revenue, brokerage revenue, or other income on the income statement. Total revenue from trading activities was as follows:

	For the Calendar Year

(In Thousands)	2007	2006	2005

Net interest income	$35,866	$47,555	$38,492
Gains (losses) in noninterest income:
Securities and securities sold short	(4,104)	14,112	(476)
Loans	(7,869)	(14,888)	560
Derivative instruments	18,936	8,604	38,349

Subtotal	6,963	7,828	38,433

Total net trading revenue	$42,829	$55,383	$76,925

10. Principal Investments

The principal investment portfolio includes direct investments in private and public companies, as well as indirect investments in private equity funds which are managed by third parties. The direct portfolio consists of investments in the consumer/retail, manufacturing, automotive, commercial services, healthcare, commercial/industrial distribution, and building products industries with the largest industry, consumer/retail, constituting approximately 14% of the total principal investment portfolio. The indirect portfolio is diversified according to the terms of the fund’s agreement and the general partner’s direction. Principal investments are classified within other investments as well as other assets on the balance sheet. A rollforward of principal investments follows:

	For the Calendar Year

(In Thousands)	2007	2006

Direct Investments:
Carrying value at beginning of period	$311,218	$316,974
Investments – new fundings	87,807	71,104
Returns of capital and write-offs	(21,849)	(73,571)
Fair value adjustments	9,715	(3,289)

Carrying value at end of period	$386,891	$311,218

Indirect Investments:
Carrying value at beginning of period	$354,278	$343,864
Investments – new fundings	87,017	88,202
Returns of capital and write-offs	(56,681)	(76,200)
Fair value adjustments	3,960	(1,588)

Carrying value at end of period	$388,574	$354,278

Total Principal Investments:
Carrying value at beginning of period	$665,496	$660,838
Investments – new fundings	174,824	159,306
Returns of capital and write-offs	(78,530)	(149,771)
Fair value adjustments	13,675	(4,877)

Carrying value at end of period	$775,465	$665,496

	For the Calendar Year

(In Thousands)	2007	2006	2005

Principal investment revenue(a)	$27,783	$29,197	$28,273

Net principal investment gains(b)	$95,524	$117,882	$57,156

(a)	Consists primarily of interest, dividends, and fee income
(b)	Consists primarily of fair value adjustments and realized gains and losses on investments

The principal investment portfolio is managed primarily within the Commercial Banking-National line of business. Accounting policies for principal investments are included in Note 1. Commitments to fund principal investments are discussed in Note 22.

11. Goodwill and Other Intangible Assets

The carrying value of goodwill was $5.4 billion and $3.8 billion at December 31, 2007 and 2006, respectively. A rollforward of goodwill by line of business for 2007 and 2006 follows:

	January 1,	Goodwill	Impairment	December 31,
(In Thousands)	2007	Adjustments(a)	Losses	2007

Retail Banking	$1,501,931	$1,226,175	$—	$2,728,106
Commercial Banking-Regional	1,671,003	409,792	—	2,080,795
Commercial Banking-National	336,897	12,109	—	349,006
Mortgage Banking	76,031	104,685	(180,716)	—
Asset Management	230,049	35,951	—	266,000
Parent and Other	—	—	—	—

Total	$3,815,911	$1,788,712	$(180,716)	$5,423,907

	January 1,	Goodwill	Impairment	December 31,
(In Thousands)	2006	Adjustments(a)	Losses	2006

Retail Banking	$1,025,340	$476,591	$—	$1,501,931
Commercial Banking-Regional	1,450,547	220,456	—	1,671,003
Commercial Banking-National	338,097	(1,200)	—	336,897
Mortgage Banking	62,392	13,639	—	76,031
Asset Management	230,701	(652)	—	230,049
Parent and Other	206,032	(206,032)	—	—

Total	$3,313,109	$502,802	$—	$3,815,911

(a)	Represents goodwill associated with acquisitions, purchase accounting adjustments, as well as the realignment of goodwill among segments.

In 2007, the Corporation completed the acquisitions of MAF Bancorp, Inc. and Fidelity Bankshares, Inc., which increased goodwill by $1.1 billion and $714 million, respectively. The goodwill associated with these acquisitions was allocated to the business segments based on the relative fair value that each acquisition added to these segments, as shown in the table above. Retail Banking received the largest allocation. The fair values upon which the allocations were based were estimated based on generally accepted valuation techniques including discounted projected cash flows, earnings multiples, and comparable transactions. Refer to Note 3 for further discussion on recent acquisitions.

During 2007, the mortgage industry experienced adverse market conditions. During the annual impairment review, it was determined that the fair value of the Mortgage Banking segment was less than its carrying value. A discounted cash flow model was used to calculate the fair value of the business segment by applying assumptions that a market participant would use taking into account the timing and the risk of the related cash flows. The impairment loss was calculated as the excess of the carrying amount of the goodwill over the implied fair value of the business. The implied fair value of the business was based upon the excess of the recorded and unrecorded assets and liabilities over the previously determined fair value of the Mortgage Banking segment. The resulting impairment loss was $181 million. As noted in the table above, there is no goodwill remaining related to the Mortgage Banking segment at December 31, 2007.

In 2006, the Corporation completed the acquisitions of Harbor Florida Bancshares, Inc. and Forbes First Financial which added $682 million and $43 million, respectively, to goodwill. This goodwill was principally allocated to the Retail Banking and Commercial Banking-Regional segments based on the relative fair value that each acquisition added to these segments. Also in 2006, the Corporation sold its First Franklin nonprime mortgage origination and servicing platform. Goodwill of $206 million was included in the carrying amount of net assets sold in determining the gain realized upon sale. Goodwill associated with First Franklin was included within the Parent and Other segment.

Finite-lived intangible assets capitalized on the balance sheet include core deposit, credit card and other intangibles. Recent acquisitions added $239 million of core deposit intangibles and $7 million of other intangibles in 2007. The amortization periods for newly capitalized intangibles are ten years for core deposits and one to ten years for other intangibles. A summary of these intangible assets at December 31 follows:

(In Thousands)	2007	2006

Core deposit intangibles
Gross carrying amount	$475,467	$239,289
Less: accumulated amortization	144,727	85,876

Net carrying amount	330,740	153,413

Credit card intangibles
Gross carrying amount	6,310	7,699
Less: accumulated amortization	4,357	2,914

Net carrying amount	1,953	4,785

Other intangibles
Gross carrying amount	78,449	62,183
Less: accumulated amortization	55,319	36,733

Net carrying amount	23,130	25,450

Total finite-lived intangibles
Gross carrying amount	560,226	309,171
Less: accumulated amortization	204,403	125,523

Net carrying amount	$355,823	$183,648

Amortization expense on finite-lived intangible assets totaled $82 million, $50 million, and $76 million for 2007, 2006, and 2005, respectively. Amortization expense on finite-lived intangible assets is expected to total $80 million, $69 million, $58 million, $47 million, and $37 million for fiscal years 2008 through 2012, respectively.

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

On December 30, 2006, the First Franklin nonprime mortgage servicing platform and servicing rights valued at $223 million were sold.

Changes in the carrying value of MSRs, accounted for at fair value, follow:

	For the Calendar Year

(In Thousands)	2007	2006

Balance at beginning of period	$2,094,387	$2,115,715
Cumulative effect of change in accounting	—	26,392
Additions:
From loans sold with servicing retained	673,086	576,023
From acquisitions	42,982	4,741
Subtractions from sales of servicing rights	—	(222,730)
Changes in fair value due to:
Time decay and payoffs(a)	(344,282)	(403,969)
Implementation of internal prepayment model	—	(55,983)
All other changes in valuation inputs or assumptions(b)	59,669	54,198

Fair value of MSRs at end of period	$2,525,842	$2,094,387

Unpaid principal balance of loans serviced for others (in millions)	$179,437	$162,264

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.
(b)	Represents MSR value change resulting primarily from market-driven changes in interest rates.

The fair value of MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The current mortgage interest rate influences the expected prepayment rate and therefore, the length of the cash flows associated with the servicing asset, while the discount rate determines the present value of those cash flows. Expected mortgage loan prepayment assumptions are estimated by an internal proprietary model and consider empirical data drawn from the historical performance of the Corporation’s managed loan servicing portfolio.

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

Management periodically obtains third-party valuations of the MSR portfolio to assess the reasonableness of the fair value calculated by its internal valuation model.

The key economic assumptions used in determining the fair value of MSRs capitalized during 2007 and 2006 were as follows:

	2007	2006

Weighted-average life (in years)	6.1	3.4
Weighted-average CPR	16.32%	29.88%
Spread over forward interest rate swap rates(a)	600	—
Weighted-average discount rate(b)	10.14	11.49

(a)	Utilized to discount the servicing cash flows for the months of May through December 2007.
(b)	Utilized to discount the servicing cash flows for the months of January through April 2007 and in 2006.

The key economic assumptions used in determining the fair value of MSRs at year end were as follows:

	December 31
	2007	2006

Weighted-average life (in years)	5.0	5.0
Weighted-average CPR	14.21%	17.66%
Spread over forward interest rate swap rates	579	—
Weighted-average discount rate	—	9.77

Commercial Real Estate Servicing Assets: Commercial real estate servicing assets are recognized upon selling commercial real estate loans into the secondary market, while retaining the obligation to service those loans, or from purchasing or assuming the right to service commercial real estate loans originated by others. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a quarterly basis. For purposes of the impairment analysis, management stratifies these servicing assets by loan type as well as by the term of the underlying loans. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to loan servicing revenue in the income statement. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on commercial real estate servicing assets recognized during 2007 or 2006.

The fair value of commercial real estate servicing assets is estimated with an internal valuation model, or by obtaining a third-party opinion of value from Mortgage Industry Advisory Corporation. Both methods are based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, prepayments, and servicing costs. The internal valuation model is validated at least annually through a third-party valuation.

Commercial real estate servicing assets are classified in other assets on the balance sheet. Changes in the carrying value of the commercial real estate servicing assets and the associated valuation allowance follow:

	For the Calendar Year
(In Thousands)	2007	2006

Commercial real estate servicing assets
Balance at beginning of period	$146,867	$138,408
Additions:
From loans sold with servicing retained	21,738	25,333
From assumptions of servicing	276	1,233
From purchases of servicing	5,025	3,623
Subtractions:
Amortization	(25,072)	(21,501)
Sales	(741)	(229)

Carrying value before valuation allowance at end of period	148,093	146,867

Valuation allowance
Balance at beginning of period	(957)	(1,075)
Impairment (charges) recoveries	(35)	118

Balance at end of period	(992)	(957)

Net carrying value of servicing assets at end of period	$147,101	$145,910

Unpaid principal balance of commercial real estate loans serviced for others (in millions)	$17,818	$16,701

Fair value of servicing assets:
Beginning of period	$188,716	$163,182
End of period	183,342	188,716

The key economic assumptions used to estimate the fair value of these servicing assets at December 31, 2007 and 2006 were as follows:

	December 31
	2007	2006

Weighted-average life (in years)	8.1	8.3
Weighted-average discount rate	13.13%	13.31%

Other Consumer Loans: The Corporation also has servicing assets related to sales or securitizations of automobile loans and certain home equity loans and home equity lines of credit. These servicing assets are accounted for using the amortization method and are included in other assets on the balance sheet. The servicing asset related to securitized automobile loans was $3 million and $8 million at December 31, 2007 and 2006, respectively. The servicing asset related to home equity loans and lines of credit was $27 million and $22 million at December 31, 2007 and 2006, respectively. No servicing asset or liability has been recognized related to the Corporation’s obligation to service credit card loans as the fee received for performing this service is deemed to approximate the amount that would be paid to fairly compensate a substitute servicer, should one be required.

Contractual Servicing Fees: Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan servicing revenue on the income statement.

	For the Calendar Year
(In Thousands)	2007	2006	2005

Residential real estate	$534,975	$625,007	$533,291
Credit card	99,041	110,105	78,105
Commercial real estate	37,365	31,696	25,843
Automobile	19,641	35,894	11,478
Home equity lines of credit	53,807	26,957	746
Home equity loans	15,162	3,838	—

Total contractual servicing fees	$759,991	$833,497	$649,463

13.	Properties and Equipment

The composition of properties and equipment follows:

	December 31

(In Thousands)	2007	2006

Land	$378,133	$245,249
Buildings and leasehold improvements	1,352,497	1,074,422
Equipment	1,152,903	1,058,034

	2,883,533	2,377,705
Less accumulated depreciation and amortization	1,176,046	975,555

Net properties and equipment	$1,707,487	$1,402,150

Depreciation and amortization of properties and equipment, including assets recorded under capital leases, totaled $249 million in 2007, $243 million in 2006, and $229 million in 2005. Unamortized internally developed software costs were $159 million and $194 million at December 31, 2007 and 2006, respectively. Amortization of internally developed software costs totaled $58 million in 2007, $43 million in 2006, and $36 million in 2005. During 2007, the Corporation recognized a fixed asset impairment charge of $43 million on internally developed software used to originate mortgage loans within its former correspondent lending business. Adverse conditions in the mortgage markets in 2007 led to the curtailment of certain mortgage products and the exit of the correspondent lending business. As a result of these conditions, this asset, along with certain other mortgage-related software, was deemed impaired. This charge was recorded within the Mortgage Banking segment. In 2005, the Corporation recognized an $18 million impairment charge on certain under-utilized buildings. This change was recorded within the Parent and Other segment. There were no significant fixed asset impairments in 2006.

14.	Federal Funds Borrowed and Security Repurchase Agreements

Detail of federal funds borrowed and security repurchase agreements follows:

(Dollars in Thousands)	2007	2006	2005

Balance at December 31:
Federal funds borrowed	$1,215,640	$1,526,807	$3,101,648
Security repurchase agreements	3,884,545	3,757,190	3,397,606
Maximum outstanding at any month end:
Federal funds borrowed	5,322,681	4,824,432	6,887,983
Security repurchase agreements	4,632,773	3,877,339	3,697,789
Daily average amount outstanding:
Federal funds borrowed	1,894,168	2,885,996	4,021,248
Security repurchase agreements	4,133,423	3,486,526	3,316,941
Weighted daily average interest rate:
Federal funds borrowed	5.18%	5.08%	3.34%
Security repurchase agreements	4.22	3.96	2.28
Weighted daily interest rate for amounts outstanding at December 31:
Federal funds borrowed	3.58%	5.09%	4.06%
Security repurchase agreements	3.54	4.40	3.05

As of December 31, 2007, federal funds borrowed and security repurchase agreements have maturities of one month or less.

15.	Borrowed Funds

Detail of borrowed funds follows:

	December 31

(In Thousands)	2007	2006

Commercial paper	$1,170,581	$811,842
U.S. Treasury notes	500,000	433,829
Other	384,482	403,296

Total borrowed funds	$2,055,063	$1,648,967

Weighted-average rate	4.30%	4.96%

Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation. As of December 31, 2007, the entire balance had maturities of four months or less. U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At December 31, 2007, the entire balance of outstanding U.S. Treasury notes was callable on demand by the U.S. Treasury.

The other category at December 31, 2007 and 2006, included liabilities totaling $337 million and $305 million, respectively, related to mortgage loans available for repurchase under GNMA and FNMA loan sale programs. See further discussion in Note 1. The other category also included obligations totaling $8 million and $52 million at December 31, 2007 and 2006, respectively, related to securities sold short, which are obligations to purchase securities that have already been sold to other third parties. Some short sales are held for trading purposes, while others are used to economically hedge risk associated with other assets or liabilities. See further discussion in Note 9.

16.	Long-Term Debt

The composition of long-term debt follows. This note excludes the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 17 for further discussion on these obligations.

	December 31

(In Thousands)	2007	2006

3.20% senior notes due 2008	$297,907	$291,764
3.125% senior notes due 2009	194,489	190,898
5.75% subordinated notes due 2009	302,419	302,550
Variable-rate senior note due 2009	600,000	—
Variable-rate senior note due 2010	301,461	299,908
4.90% senior notes due 2015	395,564	389,674
6.875% subordinated notes due 2019	776,672	764,052
8.375% senior note redeemed 2007	—	69,960

Total holding company	2,868,512	2,308,806
Senior bank notes	13,061,382	18,580,239
Federal Home Loan Bank advances	6,256,186	1,998,923
7.25% subordinated notes due 2010	235,473	239,052
6.30% subordinated notes due 2011	212,955	208,065
7.25% subordinated notes due 2011	201,145	197,933
6.25% subordinated notes due 2011	307,131	310,214
6.20% subordinated notes due 2011	518,893	507,892
4.63% subordinated notes due 2013	295,041	295,326
5.25% subordinated notes due 2016	239,348	244,697
Variable-rate subordinated notes due 2016	249,615	249,486
Variable-rate subordinated notes due 2017	523,110	—
5.80% subordinated notes due 2017	442,651	—
4.25% subordinated notes due 2018	225,530	224,354
Repurchase agreements	320,911	—
Secured debt financings	25,911	31,067
Other	8,659	10,917

Total subsidiaries	23,123,941	23,098,165

Total long-term debt	$25,992,453	$25,406,971

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

A summary of par values and weighted-average rates of long-term debt as of December 31, 2007, follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest-rate risk, amortization of discounts, and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-Average	Weighted-Average
(Dollars in Thousands)	Par Value	Contractual Rate	Effective Rate

Senior bank notes	$13,065,727	4.86%	4.93%
FHLB advances	6,237,781	4.89	5.17
Subordinated notes	4,425,000	5.95	5.68
Senior notes	1,800,000	4.48	4.61
Repurchase agreements	325,000	4.47	4.78
Secured debt financings	25,911	6.60	6.60
Other	8,659	6.20	6.20

Total long-term debt	$25,888,078	5.02%	5.01%

National City Bank has issued senior and subordinated bank notes. During 2007, National City Bank issued senior bank notes with a par value of $2.1 billion and subordinated bank notes with par values totaling $950 million. At December 31, 2007, senior bank notes totaling $1.6 billion were contractually based on a fixed rate of interest and $11.5 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2008 to 2078. All but two subordinated notes of National City Bank were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. The variable-rate subordinated note due 2016 is based on three-month LIBOR plus 35 basis points, resets quarterly, and was 5.341% at December 31, 2007. The variable-rate subordinated note due 2017 is based on three-month LIBOR plus 37 basis points, resets quarterly, and was 5.521% at December 31, 2007. National City acquired repurchase agreements as part of the MAF Bancorp acquisition, which at December 31, 2007, consisted of $100 million of fixed-rate obligations, $225 million of variable-rate obligations, and have maturities ranging from 2008 to 2014.

The holding company has issued both senior and subordinated notes. All but two of the notes issued by the holding company are fixed rate. The $600 million variable-rate senior note due 2009 was issued during the first quarter of 2007. The interest rate on this note is based on three-month LIBOR plus 1.5 basis points, is reset quarterly, and was 4.941% at December 31, 2007. The interest rate on the variable-rate senior note due 2010 is based on three-month LIBOR plus 17 basis points, is reset quarterly and was 5.161% at December 31, 2007. The 8.375% senior note of the holding company was called on July 15, 2007. All remaining senior notes and subordinated notes of the holding company pay interest semi-annually and may not be redeemed prior to maturity.

At December 31, 2007, Federal Home Loan Bank (FHLB) advances consisted of $2.1 billion of fixed-rate obligations and $4.1 million of variable-rate obligations. The Corporation’s maximum remaining borrowing limit with the FHLB was $3.1 billion at December 31, 2007. The Corporation pledged $16.2 billion in residential real estate loans, $7.0 billion in home equity lines of credit, and $55 million in mortgage-backed securities as collateral against FHLB borrowings at December 31, 2007. FHLB advances have maturities ranging from 2008 to 2030.

At December 31, 2007, long-term debt maturities, based on par values of such debt, were as follows: $9.5 billion in 2008, $5.7 billion in 2009, $3.5 billion in 2010, $1.4 billion in 2011, $1.2 billion in 2012, and $4.6 billion thereafter.

In January 2008, the holding company issued $1.4 billion of convertible senior notes. Interest on these notes will be paid semiannually at a fixed rate of 4.0%. The maturity date of these notes is February 1, 2011. The Corporation may not redeem these notes prior to their maturity date. Holders may convert their notes, at their option, prior to November 15, 2010 under certain circumstances, including (i) if the trading price of the notes is less than a defined threshold measured against the market value of National City common stock, (ii) any time after March 31, 2008, if the market price of National City common stock exceeds 130% of the conversion price of the notes in effect on the last trading day of the immediately preceding calendar quarter, or (iii) upon the occurrence of certain specific events. After

November 15, 2010, the holders may convert their notes at any time through the third scheduled trading date preceding the maturity date. The initial conversion rate will be equal to 52.8709 shares, which represented an initial conversion price of approximately $18.91, a 22.5% conversion premium to the last reported sale price of National City common stock on January 23, 2008. The conversion rate will be subject to adjustment for stock splits, stock dividends, cash dividends in excess of certain thresholds, stock repurchases where the price exceeds market values, and certain other events. Upon conversion, the Corporation will pay cash equal to the principal balance of the notes and may issue shares of its common stock for any conversion value, determined over a 40 day observation period, that exceeds the principal balance of the notes being converted. The maximum number of net common shares that the Corporation may be required to issue is 76 million shares, subject to potential adjustment in the case of certain events, make-whole fundamental changes, or early termination. The Corporation intends to use a portion of the net proceeds from this offering to repay $300 million of senior notes maturing in 2008, to pay the net cost of a related hedged transaction, and for general corporate purposes.

The holders of the convertible senior notes may elect: i) in the case of a make-whole fundamental change, to convert the notes prior to the effective time of such change, in which case the conversion rate will be increased as provided by a formula set forth in the indenture supplement governing the convertible senior notes; or ii) upon the effective time of any fundamental change, to require the Corporation to repurchase the convertible senior notes at their principal amount plus accrued but unpaid interest.

Generally, a fundamental change includes an acquisition of more than 50% of National City’s common stock, certain mergers, consolidations or other business combinations, if the Corporation’s continuing directors are less than the majority of the Board of Directors, a liquidation or dissolution, or National City’s common stock is not listed on any U.S. national securities exchange. These rights may discourage a business combination or other transaction that is favored by certain of our shareholders.

In conjunction with this offering, the Corporation entered into a convertible note hedge and warrant transactions which are intended to offset the potential share dilution upon conversion of the notes. For more description on the hedge transaction refer to Note 22 of the Consolidated Financial Statements.

17.	Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation

As of December 31, 2007, National City sponsored seven trusts, of which 100% of the common equity is owned by the Corporation, formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust which issued common securities to the Corporation and preferred capital securities to third-party investors. The capital securities of these trusts qualify as Tier I capital of the Corporation for regulatory purposes. On May 25, 2007 and August 30, 2007, the Corporation issued $500 million and $518 million of junior subordinated debentures, respectively.

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

	December 31

(In Thousands)	2007	2006

6.625% junior subordinated debentures owed to National City Capital Trust II due November 15, 2036	$753,947	$752,681
6.625% junior subordinated debentures owed to National City Capital Trust III due May 25, 2047	499,017	—
8.000% junior subordinated debentures owed to National City Capital Trust IV due September 15, 2047	520,697	—
Variable-rate junior subordinated debentures owed to MAF Bancorp Capital Trust II due September 15, 2035	38,065	—
Variable-rate junior subordinated debentures owed to MAF Bancorp Capital Trust I due June 15, 2035	32,609	—
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust III due November 23, 2034	32,010	—
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust II due January 23, 2034	23,338	—
8.12% junior subordinated debentures owed to First of America Capital Trust I redeemed January 31, 2007	—	154,640
9.85% junior subordinated debentures owed to Fort Wayne Capital Trust I redeemed April 15, 2007	—	30,928
Variable-rate junior subordinated debentures owed to Banc Services Corp. Statutory Trust I redeemed June 26, 2007	—	7,317
Variable-rate junior subordinated debentures owed to Forbes First Financial Statutory Trust I redeemed June 26, 2007	—	3,139

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$1,899,683	$948,705

Distributions on the capital securities issued by National City Capital Trust II, III and IV are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Fidelity Capital Trust III are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 197 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust III was 6.99% at December 31, 2007. Distributions on the capital securities issued by Fidelity Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 285 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust II was 7.83% at December 31, 2007. Distributions on the capital securities issued by MAF Bancorp Capital Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 175 basis points, with no maximum interest rate. The interest rate associated with MAF Bancorp Capital Trust I was 6.74% at December 31, 2007. Distributions on the capital securities issued by MAF Bancorp Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 140 basis points, with no maximum interest rate. The interest rate associated with MAF Bancorp Capital Trust II was 6.39% at December 31, 2007.

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

In January 2008, the Corporation issued $500 million of junior subordinated debentures to National City Preferred Capital Trust I. These junior subordinated debentures bear interest at a fixed rate of 8.729%, payable semi-annually in arrears. These debentures are redeemable at par plus accrued unpaid interest, in whole or in part, anytime after December 10, 2016, with the prior approval of the Federal Reserve Board. These debentures have a scheduled maturity date of December 10, 2043. These debentures are eligible to be remarketed one month prior to December 10, 2012 at which time the interest rate, call date, and maturity may be reset. These debentures rank pari-passu to the Corporation’s junior subordinated debentures issued to National City Capital II, III and IV, junior to the Corporation’s outstanding debt, and junior to its other outstanding junior subordinated debentures.

The Corporation may only redeem or repurchase its junior subordinated notes payable owed to National City Capital Trust II, III and IV more than 10 years in advance of their legal maturity dates, subject to certain limitations. The Corporation may only redeem or repurchase its junior subordinated notes payable owed to National City Preferred Capital Trust I prior to December 10, 2016, subject to certain limitations. Prior to the date of that redemption or repurchase, the Corporation must have received proceeds from the issuance of equity or hybrid securities that qualify as Tier 1 capital under the Federal Reserve’s capital guidelines. The Corporation will also be required to obtain approval of the Federal Reserve prior to the issuance of such securities. The current beneficiaries of this limitation are the holders of the Corporation’s 6.875% subordinated notes due 2019.

18.	Regulatory Restrictions and Capital Ratios

The Corporation and its bank subsidiaries, National City Bank and MidAmerica Bank, are subject to various regulatory capital requirements of federal regulatory agencies that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on financial position and operations.

Regulatory and other capital measures follow:

	2007		2006

(Dollars in Thousands)	Amount	Ratio	Amount	Ratio

Total equity/assets	$13,407,828	8.92%	$14,581,003	10.40%
Total common equity/assets	13,407,828	8.92	14,581,003	10.40
Tangible common equity/tangible assets	7,628,098	5.28	10,581,444	7.77
Tier 1 capital	9,366,935	6.53	11,534,600	8.93
Total risk-based capital	14,728,763	10.27	15,704,502	12.16
Leverage	9,366,935	6.39	11,534,600	8.56

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

National City Bank and MidAmerica Bank from time to time are required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. The required reserve balance was $19 million at December 31, 2007.

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

Dividends paid by subsidiary banks to its parent company are also subject to certain legal and regulatory limitations. In 2008, subsidiary banks may pay dividends up to and equal to their net income for 2008, as defined by statute, through the date of any such dividend declaration, without prior regulatory approval.

Dividends paid by the Corporation are also subject to certain legal restrictions and regulatory guidance.

The Corporation’s mortgage banking and broker/dealer subsidiaries are also required to maintain minimum net worth capital requirements with various governmental agencies. The mortgage banking subsidiaries’ net worth requirements are governed by the Department of Housing and Urban Development and the Government National Mortgage Association. The broker/dealer’s net worth requirements are governed by the United States Securities and Exchange Commission. As of December 31, 2007, these subsidiaries met their respective minimum net worth capital requirements.

19.	Stockholders’ Equity

Common Stock Warrant: In January 2008, in conjunction with the issuance of convertible senior notes, common stock warrants were issued to a third party. The holder has the option to exercise 844,465 warrants, on a daily basis, commencing June 15, 2011 and ending on July 15, 2011, and 844,466 warrants, on a daily basis, commencing July 18, 2011 and ending on October 20, 2011. The strike price of these warrants is $27.79 per share, which represented an 80% premium to the last reported sale price of $15.44 per share of National City common stock on January 23, 2008. Upon exercise, the Corporation will deliver common shares with a market value equal to the number of warrants exercised multiplied by the excess of the market price of National City common stock over the strike price. The maximum number of shares that could be required to be issued is approximately 76 million, subject to adjustment in the case of certain events, make-whole fundamental changes or early termination. The Corporation has reserved 93.1 million shares for issuance pursuant to the convertible notes and warrants.

Preferred Stock: The Corporation issued 70,272 shares of no par, Series D convertible non-voting preferred stock in conjunction with a 2004 acquisition. Each share of Series D preferred stock is convertible at any time by the holder into 15.96 shares of National City common stock. The conversion rate is subject to adjustment in the event the Corporation takes certain actions such as paying a dividend in stock, splitting its common stock, or combining its common stock into a smaller number of shares. Common shares deliverable upon conversion of the preferred stock have been reserved for future issuance. The Corporation has no right to redeem the preferred stock. Dividends are paid on the preferred stock as dividends are paid on common stock at the dividend rate per common share multiplied by the preferred stock conversion ratio. The Series D preferred stock shall be preferred over National City common stock in the event of liquidation or dissolution of the Corporation. In such event, the preferred holders will be entitled to receive $100 per share, or $7 million, plus accrued and unpaid dividends.

In January 2008, the Corporation designated 5,751 shares as no par, Series E perpetual preferred stock, of which 5,001 of these shares would be issued pursuant to a stock purchase contract with National City Preferred Capital Trust I. The stock purchase date is expected to be December 10, 2012, but could occur earlier or later, under certain conditions. In January 2008, the Corporation also designated 1,725 shares as no par, Series F preferred stock, of which 1,500 of these shares were issued. Both the Series E and F preferred stock will rank senior to National City common stock and on parity with the Series D preferred stock in the event of liquidation or dissolution of the Corporation. Both the Series E and F preferred stock have a liquidation value of $100,000 per share. Both series are noncumulative with respect to dividends and will have limited voting rights in the event of nonpayment of dividends and certain other events. Holders of this preferred stock will be entitled to receive dividends, when and as declared by the Board of Directors. Series E shall be redeemable at the Corporation’s option, and subject to Federal Reserve approval, at any date after December 10, 2012. Series F shall be redeemable at the Corporation’s option, subject to Federal Reserve approval, at any date after February 1, 2013. Subject to these conditions, both Series E and F may be redeemed for $100,000 per share plus any declared but unpaid dividends. The Corporation will be limited in its right to redeem both Series E and F prior to ten years after their initial issuance dates by a replacement capital covenant. Pursuant to this covenant, the Corporation must have received proceeds from the issuance of equity or hybrid securities that qualify as Tier I capital and may be required to obtain the approval of the Federal Reserve The current beneficiary of this limitation are the holders of the Corporation’s 6.875% subordinated notes due 2019.

Common Stock Repurchases: On April 24, 2007, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to all previous authorizations approved by the Board of Directors. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. During 2007, 2006, and 2005, the Corporation repurchased 45.9 million, 20.1 million, and 43.5 million shares, respectively under those authorizations. As of December 31, 2007, 37.6 million shares remain authorized for repurchase.

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

Preferred Securities of Subsidiaries: PFGI Capital Corporation (PFGI Capital) is a consolidated subsidiary of the Corporation associated with a 2004 acquisition. The purpose of PFGI Capital is to invest in commercial mortgage loans and other authorized investments acquired from the Corporation to generate net income for distribution to its stockholders. PFGI Capital has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes. Upon its formation, PFGI Capital issued 6.6 million equity units (PRIDES) to outside investors. The ownership by outside investors is accounted for as a minority interest in the Consolidated Financial Statements. Each PRIDES was comprised of two components – a three-year forward purchase contract and PFGI Capital Series A Preferred Stock. During 2005, all PRIDES holders exercised their Forward Purchase Contracts which entitled them to purchase 6,444,223 newly issued shares of National City common stock for $165 million.

Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows:

	For the Calendar Year

(In Thousands)	2007	2006	2005

Accumulated unrealized gains (losses) on securities available for sale at January 1, net of tax	$3,938	$(4,018)	$107,193
Net unrealized gains (losses) for the period, net of tax expense (benefit) of $13,341 in 2007, $4,115 in 2006, and $(49,316) in 2005	24,776	7,642	(91,586)
Reclassification adjustment for (gains) losses included in net income net of tax expense (benefit) of $7,636 in 2007, $(169) in 2006, and $7,463 in 2005	(14,180)	314	(19,625)

Effect on other comprehensive income for the period	10,596	7,956	(111,211)

Accumulated unrealized gains (losses) on securities available for sale at December 31, net of tax	$14,534	$3,938	$(4,018)

Accumulated unrealized (losses) gains on derivatives used in cash flow hedging relationships at January 1, net of tax	$(3,505)	$15,883	$(6,605)
Net unrealized gains for the period, net of tax expense of $39,452 in 2007, $4,227 in 2006, and $16,849 in 2005	73,268	7,850	31,291
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) expense of $(69) in 2007, $14,666 in 2006, and $4,740 in 2005	128	(27,238)	(8,803)

Effect on other comprehensive income for the period	73,396	(19,388)	22,488

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at December 31, net of tax	$69,891	$(3,505)	$15,883

Accumulated unrealized losses for pension and other postretirement obligations at January 1, net of tax	$(71,347)	$—	$—
Net unrealized losses of prior service costs for the period, net of tax benefit of $2,854	(4,859)	—	—
Net unrealized gains for the period, net of tax expense of $48,710	82,938	—	—
Amortization of prior service costs included in net periodic benefit, net of tax benefit of $1,319 in 2007	(2,300)	—	—
Amortization of transition obligation included in net periodic benefit, net of tax expense of $295 in 2007	514	—	—
Amortization of net loss included in net periodic benefit, net of tax expense of $1,257 in 2007	2,193	—	—

Effect on other comprehensive income for the period	78,486	—	—

Prior service costs, net of tax expense of $5,974 in 2006	—	10,506	—
Transition obligation, net of tax benefit of $1,210 in 2006	—	(2,128)	—
Net loss, net of tax benefit of $45,333 in 2006	—	(79,725)	—

Cumulative effect of change in accounting for pensions and other postretirement liabilities	—	(71,347)	—

Accumulated unrealized gains (losses) for pension and other postretirement obligations at December 31, net of tax	$7,139	$(71,347)	$—

Accumulated other comprehensive (loss) income at January 1, net of tax	$(70,914)	$11,865	$100,588
Other comprehensive income (loss), net of tax	162,478	(11,432)	(88,723)
Cumulative effect of change in accounting for pensions and other postretirement liabilities	—	(71,347)	—

Accumulated other comprehensive income (loss) at December 31, net of tax	$91,564	$(70,914)	$11,865

20.	Net Income Per Common Share

Calculations of basic and diluted net income per share follow:

	For the Calendar Year

(Dollars in Thousands, Except Per Share Amounts)	2007	2006	2005

Basic
Net income	$313,975	$2,299,836	$1,985,229
Less preferred dividends	1,794	1,704	1,616

Net income applicable to common stock	$312,181	$2,298,132	$1,983,613

Average common shares outstanding	607,106,057	609,395,710	633,431,660
Less average unallocated ESOP shares	717,291	79,640	—

Average common shares outstanding – basic	606,388,766	609,316,070	633,431,660

Net income per common share – basic	$.51	$3.77	$3.13

Diluted
Net income	$313,975	$2,299,836	$1,985,229

Average common shares outstanding – basic	606,388,766	609,316,070	633,431,660
Stock awards	4,726,352	7,233,896	6,679,651
Convertible preferred stock	1,121,541	1,121,541	1,121,541
Forward contracts	—	—	368,117

Average common shares outstanding – diluted	612,236,659	617,671,507	641,600,969

Net income per common share – diluted	$.51	$3.72	$3.09

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding, less unallocated Employee Stock Ownership Plan (ESOP) shares, for the period.

Diluted net income per common share takes into consideration the pro forma dilution of outstanding convertible preferred stock and certain unvested restricted stock and unexercised stock option awards. In 2005, diluted common shares outstanding also considered commitments to issue additional shares pursuant to forward contracts, which were exercised in full in 2005. For the years ended December 31, 2007, 2006, and 2005, options to purchase 18.7 million, 5.4 million, and 10.4 million shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. Diluted net income is not adjusted for preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period.

In January 2008, the Corporation issued convertible senior notes, as well as common stock warrants and entered into a covered spread hedge transaction. Upon conversion of the notes, the Corporation may be required to issue common shares. If the common stock price exceeds $18.91 per share, the impact would be dilutive to earnings per share. The Corporation has hedged the dilutive impact of this transaction. The common stock warrants were issued to a third party at a strike price of $27.79 per share, which represents an 80% premium to the last reported sale price of $15.44 per share of National City’s common stock on January 23, 2008. These warrants are exercisable beginning June 15, 2011 and expire October 20, 2011. These warrants would be dilutive to earnings per share in future periods if the market price of National City common stock were to exceed the warrant’s strike price. The maximum number of net shares that can be issued pursuant to the warrants and the convertible senior notes is 76 million, subject to adjustment.

21.	Income Taxes

The composition of income tax expense follows:

	For the Calendar Year

(In Thousands)	2007	2006	2005

Current:
Federal	$428,881	$1,031,632	$617,351
State	33,224	51,416	14,425

Total current	462,105	1,083,048	631,776
Deferred:
Federal	(362,375)	43,402	341,551
State	(43,028)	(3,650)	6,860

Total deferred	(405,403)	39,752	348,411

Income tax expense	$56,702	$1,122,800	$980,187

Income tax expense applicable to securities transactions	$7,636	$(169)	$7,493

The effective tax rate differs from the statutory Federal tax rate applicable to corporations as a result of permanent differences between accounting and taxable income as shown in the following table:

	For the Calendar Year

	2007	2006	2005

Statutory Federal tax rate	35.0%	35.0%	35.0%
Life insurance	(7.9)	(0.8)	(0.9)
Tax-exempt income	(4.5)	(0.5)	(0.7)
State taxes	(1.6)	0.9	0.5
Tax credits	(18.7)	(1.5)	(1.7)
Goodwill impairment	12.2	—	—
Other	0.8	(0.3)	0.9

Effective tax rate	15.3%	32.8%	33.1%

Significant components of deferred tax liabilities and assets as of December 31 follow:

(In Thousands)	2007	2006

Deferred tax liabilities:
Mortgage servicing rights	$818,592	$641,499
Leases and equipment leased to others	352,789	456,309
Properties and equipment	107,680	58,881
Deferred loan fees	72,975	94,868
Unrealized gains on securities & loans available or held for sale	31,270	3,098
State income taxes	—	20,113
Intangibles	113,330	63,288
Other, net	104,415	99,248

Total deferred tax liabilities	1,601,051	1,437,304
Deferred tax assets:
Allowance for loan losses	723,009	448,015
Deferred compensation accrual	116,050	115,256
Repurchase and indemnification reserves	191,586	62,620
Employee benefit accruals	87,832	89,092
State income taxes	22,702	—
Retained interests	14,516	19,273
Net operating loss carryforwards	10,578	9,741
Other, net	207,327	145,200

Gross deferred tax assets	1,373,600	889,197
Less: valuation allowance	(9,735)	(4,992)

Total deferred tax assets, net	1,363,865	884,205

Net deferred tax liability	$237,186	$553,099

A federal net operating loss carryforward of less than $1 million remaining at December 31, 2007 was acquired in connection with the acquisition of Forbes, Harbor and Fidelity. This carryforward expires in 2023. Management believes that future taxable income will be sufficient to fully realize the deferred tax asset associated with this carryforward. The valuation allowance shown above relates to state net operating loss carryforwards which may not be realized in future periods.

Retained earnings at December 31, 2007 includes $117 million in allocations of earnings for bad debt deductions of former thrift subsidiaries for which no income tax has been provided. Under current law, if certain subsidiaries use these bad debt reserves for purposes other than to absorb bad debt losses, they will be subject to Federal income tax at the current corporate tax rate.

For the years ended 2007, 2006, and 2005, income tax benefits of $21 million, $18 million, and $19 million, respectively, were credited to stockholders’ equity related to the exercise of nonqualified employee stock options.

The Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of this new accounting standard, the Corporation recorded a $31 million increase in its liability for uncertain tax positions and related interest ($24 million net of tax), which was accounted for as a cumulative effect of an accounting change, reducing the opening balance of retained earnings. As of December 31, 2007 and 2006, the Corporation had a liability for uncertain tax positions, excluding interest and penalties, of $209 million and $184 million, respectively. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(In Thousands)	2007

Balance at January 1, 2007	$184,107
Additions:
Positions taken during the current year	1,712
Positions taken during a prior period	25,612
Obtained in acquisitions	11,480
Translation adjustments	107
Reductions:
Positions taken during the current year	(345)
Positions taken during a prior period	(7,995)
Decreases related to settlements with taxing authorities	(723)
Reductions resulting from lapse of statutes of limitation	(4,951)

Balance at December 31, 2007	$209,004

The Corporation recognizes interest and penalties associated with uncertain tax positions in income tax expense. During 2007, 2006, and 2005, the provision for interest and penalties was $22 million, $4 million, and $4 million, respectively. The Corporation had approximately $58 million and $31 million accrued for payment of interest and penalties as of December 31, 2007 and 2006, respectively.

22.	Commitments, Contingent Liabilities, Guarantees, and Related Party Transactions

Commitments: A summary of the contractual amount of significant commitments follows:

	December 31

(In thousands)	2007	2006

Commitments to extend credit:
Revolving home equity and credit card lines	$35,803,302	$34,286,346
Commercial	28,231,694	24,851,485
Residential real estate	7,218,115	9,506,648
Other	607,390	1,047,439
Standby letters of credit	5,371,844	5,265,929
Commercial letters of credit	326,607	338,110
Net commitments to sell mortgage loans and mortgage-backed securities	2,500,026	3,480,387
Net commitments to sell commercial real estate loans	625,949	376,375
Commitments to fund civic and community investments	717,400	607,190
Commitments to fund principal investments	357,101	282,407
Commitments to purchase beneficial interests in securitized automobile loans	283,012	573,152

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

The Corporation invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low- to moderate-income neighborhoods throughout the local communities of its banking subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions. The commitments to fund civic and community investments represent funds committed for existing and future projects.

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

National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to a third-party commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as automobile loans securitized by the Corporation. The conduit has no interests in subprime mortgage loans. The Corporation has retained interests in the securitized automobile loans in the form of Class A notes, Class B notes, and an interest-only strip. As of December 31, 2007, the fair value of these retained interests was $28 million. The conduit relies upon commercial paper for its funding. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank to purchase a 49% interest in a note representing a beneficial interest in the Corporation’s securitized automobile loans. Another financial institution, affiliated with the conduit, has committed to purchase the remaining 51% interest in this same note. Upon the conduit’s request, National City Bank would pay cash equal to the par value of the notes, less the corresponding portion of all defaulted loans, plus accrued interest. In return, National City Bank would be entitled to undivided interest in the cash flows of the collateral underlying the note. The Corporation receives an annual commitment fee of 7 basis points for providing this backup liquidity. To date, the conduit has not experienced any difficulty in accessing the commercial paper markets. The Corporation’s commitment declines commensurate with the unpaid principal balance of the automobile loans securitized by the Corporation. As of December 31, 2007, the Corporation’s maximum commitment was $283 million. This commitment expires in December 2008 but may be renewed annually for an additional 12 months by mutual agreement of the parties.

The Corporation and certain of its subsidiaries occupy certain facilities under long-term operating leases and, in addition, leases certain software and data processing and other equipment. The aggregate minimum annual rental commitments under these leases total approximately $174 million in 2008, $144 million in 2009, $122 million in 2010, $110 million in 2011, $101 million in 2012, and $603 million thereafter. The Corporation also subleases and receives rental income on certain leased properties. As of December 31, 2007, aggregate future minimum rentals to be received under noncancelable subleases totaled $17 million. Total operating lease expense, net of sublease income, recorded under all operating leases was $159 million, $163 million, and $179 million in 2007, 2006, and 2005, respectively.

In January 2008, in conjunction with the issuance of junior subordinated notes, the Corporation issued a stock purchase contract to the unconsolidated subsidiary trust which holds these notes. Pursuant to this contract, the Corporation is committed to make contractual payments to the trust at a rate of 3.271% applied to the stated value of the stock purchase contracts of $500 million. This commitment expires when the stock purchase contracts are exercised which is expected to be December 10, 2012, but could be earlier or later based on certain conditions.

In January 2008, in conjunction with the issuance of convertible senior notes, the Corporation entered into a hedge transaction designed to reduce the potential dilutive impact of issuing common shares upon conversion of these notes. Pursuant to this contract, the Corporation has entered into a call option to purchase National City common shares from the hedge counterparty. The number of shares to be delivered, the strike price, and the settlement dates all correspond with conversion terms of the convertible senior notes. The maximum number of common shares that could be purchased under this contract is 76 million, subject to adjustment in the same manner as the conversion rate associated with the convertible notes. This contract will be physically settled by the counterparty delivering shares and the Corporation delivering cash. It expires upon the earlier of the last day that the convertible senior notes are outstanding, or three days prior to the maturity of these notes. At the same time, the Corporation entered into a warrant to sell up to 76 million shares of its common stock to a counterparty.

Contingent Liabilities and Guarantees: The Corporation has entered into agreements to sell residential mortgage loans and home equity lines of credit (collectively, loans) in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral, and insurability. On a regular basis, investors request the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Corporation generally repurchases or provides indemnification on such loans. Indemnification requests are generally received within two years subsequent to the date of sale.

Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. In connection with the sale of the First Franklin origination and sales platform, the Corporation transferred its recourse obligation associated with this unit to the buyer. At December 31, 2007 and 2006, the liability for estimated losses on repurchase and indemnification was $212 million and $171 million, respectively, and was included in other liabilities on the balance sheet. Further details on loans sold subject to indemnification provisions, loans repurchased or indemnified, and losses charged against the liability follow:

	For the Calendar Year

(In Millions)	2007	2006(a)	2005(b)

Total loans sold	$47,524	$70,897	$72,134
Total loans repurchased or indemnified	563	479	331
Losses incurred	140	115	90

(a)	Included $25.6 billion of loans sold, $260 million of loans repurchased or indemnified, and $59 million of losses incurred related to the First Franklin unit.

(b)	Included $20.8 billion of loans sold, $61 million of loans repurchased or indemnified, and $29 million of losses incurred related to the First Franklin unit.

At December 31, 2007, the outstanding balances of residential real estate loans sold that the Corporation has indemnified or remain uninsured totaled $563 million and $72 million, respectively. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above.

On December 30, 2006, the Corporation completed the sale of the First Franklin nonprime mortgage origination and servicing platform. The proceeds received from this transaction were based on a preliminary statement of net assets sold. The purchase price is subject to adjustment based on the closing date values of net assets sold, as well as other negotiated matters. Accordingly, the Corporation may either pay or receive additional consideration depending on the final outcome of this matter. The amount of the purchase price adjustment, if any, will decrease or increase the gain recognized on the sale of this unit. On April 13, 2007, the Corporation received a dispute notice from Merrill Lynch Bank & Trust Co., FSB, the buyer of First Franklin, which asserted that the closing date net asset values and related purchase price were overstated by $67 million. National City management does not agree with that assertion. If the parties cannot reach agreement on this dispute, this matter would be subject to arbitration.

The Corporation has a wholly owned captive insurance subsidiary which provides reinsurance to third-party insurers who provide lender paid mortgage insurance on approximately $1.4 billion of the Corporation’s nonprime second mortgage loans and lines. These arrangements are quota share reinsurance contracts whereby the captive insurance subsidiary is entitled to 50% of the primary policy premiums and assumes 50% of the risk of loss under the lender-paid mortgage insurance primary policy, which limits losses to 10% of the original insured risk per policy year. Loss reserves are provided for the estimated costs of settling reinsurance claims on defaulted loans. Loss reserves are established for reported claims as well as incurred but not reported claims. Management establishes loss reserves using historical experience and by making various assumptions and estimates of trends in loss severity, frequency, and other factors. The methods used to develop these reserves are subject to continual review and refinement, and any adjustments to these reserves are reflected in current period operations as identified. As of December 31, 2007 and 2006, reinsurance loss reserves of $21 million and $60 million, respectively, were included within the allowance for loan losses. The provision for reinsurance losses of $48 million in 2007 and $79 million in 2006 is included in the provision for loan losses in the Consolidated Financial Statements. In segment reporting, the provision for reinsurance losses is included within Retail Banking’s results as noninterest expense. As of December 31, 2007, the Corporation had no remaining exposure to additional reinsurance losses related to nonprime second mortgage loans and lines as the policy limit has been reached.

Red Mortgage Capital, a wholly owned subsidiary, is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss-sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. The maximum potential amount of undiscounted future payments that may be required under this program is equal to approximately one-third of the principal balance of the loans outstanding at December 31, 2007. If payment is required under this program, Red Mortgage Capital would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred. As of December 31, 2007 and 2006, Red Mortgage Capital serviced loans, subject to risk sharing under the DUS program, had outstanding principal balances aggregating $5.2 billion and $4.9 billion, respectively. This guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $5 million at both December 31, 2007 and 2006.

The guarantee liability for standby letters of credit was $34 million and $39 million at December 31, 2007 and 2006, respectively. This liability was recorded in other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.

The Corporation is subject to nonincome taxes in the various jurisdictions where it does business. The most significant of these taxes is franchise tax which is assessed by some states in lieu of or in addition to income taxes. The amount of tax due may be subject to different interpretations by the Corporation and the taxing authorities. In preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws; however, its positions may be subject to challenge upon audit. Management accrues for nonincome tax contingencies that are judged to be both probable and estimable. Management has also identified other unaccrued nonincome tax contingencies, which are considered reasonably possible but not probable, totaling approximately $38 million as of December 31, 2007.

The Corporation is a member of the Visa USA network. On October 3, 2007, the Visa organization completed a series of restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa, Inc. As a result of Visa’s restructuring, the Corporation’s membership interest in Visa USA was exchanged for an approximately 8% equity interest in Visa Inc. Class USA stock. On November 11, 2007, Visa Inc. filed a registration statement with the Securities and Exchange Commission for the offer and sale of its common stock to the public. Visa has disclosed that it plans to use the proceeds from its initial public offering to partially redeem Visa USA members’ equity interests and to fund the settlement of certain Visa USA related litigation.

Pursuant to the Visa USA bylaws, the Corporation is obligated to indemnify Visa, Inc. for certain losses. On October 3, 2007, a Loss Sharing Agreement (LSA) became effective which reaffirmed the Corporation’s obligation to indemnify Visa, Inc. for potential future settlement of certain litigation. The Corporation’s indemnification obligation is limited to its 8% proportionate equity interest in Visa USA. During 2007, Visa announced that it had recognized liabilities for probable settlements for two of the covered suits. The Corporation has accrued its proportionate share of these anticipated settlements. In addition, the Corporation has recognized a guarantee liability for the other covered suits. The guarantee liability was measured using a probability weighted cash flow model of the potential outcomes of the covered suits. As of December 31, 2007, the Corporation’s estimated liability related to its obligation to indemnify Visa for covered litigation was $292 million.

If the Visa initial public offering is successfully completed, the Corporation is expected to receive cash in partial redemption of its equity interest currently carried at zero value. Further, management expects that the indemnification obligation to Visa will be reduced when Visa either disburses funds for negotiated settlements, or funds an escrow account designated for settlement of covered litigation. Management expects that the gain to be realized from redemption of Visa shares will more than exceed the indemnification obligations recorded to date.

NatCity Investments, a wholly-owned broker-dealer subsidiary of the Corporation, acts as underwriter and remarketing agent for certain issuers of variable rate demand obligations (VRDOs). These VRDOs are issued with long stated maturities but are considered short-term instruments because of a “put” feature that allows the investor to tender the bonds to the remarketing agent. The bonds are traded at par and the yields on the bonds are generally reset on a weekly basis. The VRDOs are supported by various credit and liquidity enhancements, including letters of credit (LOCs), standby bond purchase agreements (SBPAs), and bond insurance. As a result of increased uncertainty in the markets, investors becoming more risk averse, and actual or potential downgrading in ratings for both bond insurers and providers of LOCs and SBPAs, remarketing agents are experiencing less liquidity in the VRDO market. If NatCity Investments is unable to successfully remarket the securities, it has the option of holding the bonds on its balance sheet or putting the bonds to the issuer who would then draw upon the LOCs and SBPAs. At December 31, 2007, NatCity Investments was remarketing agent for approximately $3 billion of VRDOs, of which approximately $2 billion were backed by National City Bank credit and liquidity enhancements.

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

Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa®, MasterCard®, and several major financial institutions, including eight cases naming the Corporation and its subsidiary, National City Bank of Kentucky, since merged into National City Bank. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. On July 1, 2007, the Corporation and National City Bank entered into a Judgment Sharing Agreement (JSA) with respect to this litigation. This litigation is also subject to the Visa USA bylaws and the LSA discussed above. On September 7, 2007, the Magistrate Judge recommended to the District Court that all claims that predate January 1, 2004 should be dismissed. Given the preliminary stage of the remaining suits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss.

On March 31, 2006, the Corporation and National City Bank were served with a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas. The plaintiff, Data Treasury Corporation, claims that the Corporation, as well as over 50 other financial institutions or check processors, infringed on its patents involving check imaging, storage and transfer. The plaintiff seeks damages and injunctive relief. On January 6, 2006, the US Patent and Trademark Office (USPTO) ordered a re-examination of certain of the patents (the Ballard Patents) and the Court stayed the litigation as to those patents. Subsequently, the USPTO confirmed the patentability of all claims of the Ballard patents under re-examination and the Plaintiff has now indicated its intention to ask the court to lift the stay. On or about July 27, 2007, the USPTO granted re-examination of the other patents in suit (the Huntington Patents) and the Court stayed the litigation as to those patents. At this stage of this lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss.

On December 19, 2005, a class action suit was filed against National City Mortgage Co. in the U.S. District Court for the Southern District of Illinois. The lawsuit alleges that National City Mortgage loan originators were improperly designated as exempt employees and seeks monetary damages. On June 21, 2007, the court conditionally certified an opt-in class of loan originators. On November 6, 2007, a settlement in principle was reached to resolve all wage and hour claims of the loan originators employed during the class period that opt-in to the settlement class. This settlement is subject to court approval. At December 31, 2007, the Corporation has a $25 million reserve accrued for this matter.

On January 10 and January 17, 2008, two putative class action lawsuits were filed in the United States District Court for the Northern District of Ohio against National City Corporation, the Administrative Committee for the National City Savings and Investment Plan and certain current and former officers and directors of the Corporation. The complaints allege violations of the Employee Retirement Income Security Act (ERISA) relating to the Corporation’s stock being offered as an investment alternative for participants in the Plan. The complaints seek unspecified money damages and equitable relief. At this stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss.

On January 18 and January 28, 2008, two shareholder derivative complaints were filed in the United States District Court for the Northern District of Ohio against certain current and former officers and directors of the Corporation alleging breach of fiduciary duty, waste of corporate assets, unjust enrichment and violations of the Securities Exchange Act of 1934. On February 6, 2008, two shareholder derivative actions were filed in Chancery Court for the state of Delaware against certain current and former officers and directors of the Corporation alleging breach of fiduciary duty and unjust enrichment. On February 11, 2008, a shareholder derivative action was filed in Common Pleas Court in Cuyahoga County, Ohio against certain current and former officers and directors of the Corporation alleging breach of fiduciary duty and unjust enrichment. All of these shareholder derivative lawsuits make substantially identical allegations against substantially identical parties. The complaints seek unspecified money damages and equitable relief. At this stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss.

On January 24, 2008, a putative class action lawsuit was filed in the United States District Court for the Northern District of Ohio against National City Corporation and certain current and former officers and directors of the Corporation. The complaint alleges violations of federal securities laws and seeks unspecified damages and equitable relief on behalf of purchasers of the Corporation’s stock during the period April 30, 2007 to January 2, 2008. At this stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss.

Based on information currently available, consultation with counsel, available insurance coverage and established reserves, management believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on consolidated financial position or results of operations. However, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the results of operations for a particular period.

23.	Stock Options and Awards

Under the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan) up to 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition, no more than 13 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options. As of December 31, 2007, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 16.8 million and 4.2 million shares, respectively.

Stock Options: Stock options may be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually, beginning one year from the date of grant, and expire no later than 10 years from the date of grant. Prior to 2006, stock options were also granted that included the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option. During 2007, 2006, and 2005, pretax compensation expense recognized for stock options totaled $20 million, $23 million, and $20 million, respectively. The associated tax benefit was $6 million, $7 million, and $6 million for 2007, 2006, and 2005, respectively.

The fair values of stock options were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Corporation’s employee stock options. The model is sensitive to changes in assumptions which can materially affect the fair value estimate. The Corporation’s method of estimating expected volatility includes both historical volatility and implied volatility based upon National City options traded in the open market. The expected dividend yield is estimated based on the expected dividend rate over the term of the options. The expected term of the options is based on the Corporation’s historical exercise experience, and the risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the options. The following assumptions were used to determine the fair value of options granted in the periods stated below.

	For the Calendar Year
	2007	2006	2005

Expected volatility	24.0%	19.8%	20.3%
Expected dividend yield	4.0	4.3	4.2
Risk-free interest rate	4.1	4.0	3.9
Expected term (in years)	6	6	6

The weighted-average grant date fair value per share of options granted during 2007, 2006, and 2005, was $3.92, $5.21, and $5.12, respectively. The total intrinsic value of options exercised during 2007, 2006, and 2005, was $73 million, $80 million, and $68 million, respectively. As of December 31, 2007, there was $38 million of total unrecognized compensation cost related to nonvested stock option awards. This cost is expected to be recognized over a period of four years.

In 2007 and 2006, upon the consummation of the Mid America and Harbor acquisitions, all outstanding options issued by these entities became fully vested and were converted into equivalent National City options.

Cash received from the exercise of options for 2007, 2006, and 2005, was $161 million, $206 million, and $154 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $23 million, $25 million, and $19 million for 2007, 2006, and 2005, respectively. The Corporation generally uses treasury shares to satisfy stock option exercises.

Stock option activity follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(In thousands)

Outstanding at January 1, 2007	43,014,406	$31.36
Acquisition	5,303,419	17.29
Granted	7,635,514	22.02
Exercised	(7,858,192)	26.47
Forfeited or expired	(1,902,046)	34.49

Outstanding at December 31, 2007	46,193,101	$28.90	4.9	$3,988

Exercisable at December 31, 2007	36,093,243	$29.90	3.8	$3,988

Outstanding at January 1, 2006	50,135,498	$30.72
Acquisition	738,314	14.37
Granted	2,625,784	36.58
Exercised	(9,576,897)	27.76
Forfeited or expired	(908,293)	35.17

Outstanding at December 31, 2006	43,014,406	$31.36	4.7	$227,298

Exercisable at December 31, 2006	36,402,595	$30.59	4.1	$220,992

Outstanding at January 1, 2005	54,700,740	$29.83
Granted	2,914,859	35.30
Exercised	(6,553,014)	24.95
Forfeited or expired	(927,087)	33.48

Outstanding at December 31, 2005	50,135,498	$30.72	5.1	$174,941

Exercisable at December 31, 2005	41,662,765	$29.83	4.3	$174,916

Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months, and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation recognizes compensation expense over the restricted period. Pretax compensation expense recognized for restricted shares during 2007, 2006 and 2005 totaled $57 million, $46 million, and $38 million, respectively. The tax benefit was $21 million, $17 million, and $14 million in 2007, 2006 and 2005, respectively

Restricted share activity follows:

	2007		2006		2005

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1	7,344,918	$34.96	6,452,193	$33.74	4,838,125	$33.10
Granted	2,879,400	22.77	2,496,784	36.50	2,626,357	34.79
Vested	(1,426,695)	33.17	(1,033,190)	31.47	(682,971)	32.43
Forfeited	(461,473)	34.96	(570,869)	34.29	(329,318)	33.80

Nonvested at December 31	8,336,150	$31.03	7,344,918	$34.96	6,452,193	$33.74

As of December 31, 2007, there was $104 million of total unrecognized compensation cost related to restricted shares. This cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during 2007, 2006, and 2005 was $42 million, $37 million, and $24 million, respectively.

24.	Pension and Other Postretirement Benefit Plans

Defined Benefit Plans: National City has a qualified pension plan covering substantially all employees hired prior to April 1, 2006. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are allocated to employee accounts. As required by the Pension Protection Act, National City has amended the plan to change the plan’s vesting requirements from five years to three years. Actuarially determined pension costs are charged to benefits expense in the income statement. The Corporation’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974.

The Corporation maintains nonqualified supplemental retirement plans for certain key employees. All benefits provided under these plans are unfunded, and payments to plan participants are made by the Corporation.

In connection with the Harbor acquisition, the Corporation acquired a frozen multi-employer pension plan. This plan was terminated in June 2007 at a cost of $7 million. In connection with the Fidelity acquisition, the Corporation acquired a frozen qualified defined benefit pension plan. There were no contributions to this plan for the year ended December 31, 2007.

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

The asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

	Percentage of Plan Assets

Asset Category	2007	2006

Equity securities	80%	81%
Debt securities	9	9
Cash and cash equivalents	11	10

Total	100%	100%

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

Equity securities include $122 million and $188 million of National City common stock at October 31, 2007 and 2006, respectively. The $122 million of National City common stock included in plan assets at October 31, 2007 represented 5,048,833 shares of stock at a closing price of $24.25 as of that date. During 2007, dividends of $8 million were paid on the shares included in plan assets.

Using an actuarial measurement date of October 31 for Pension and Other Postretirement Benefits and an actuarial measurement date of December 31 for Supplemental Pension Benefits, benefit obligation activity and plan assets for each of the plans follows:

	Pension		Supplemental		Other
	Benefits		Pension Benefits		Postretirement Benefits

(In Thousands)	2007	2006	2007	2006	2007	2006

Change in Benefit Obligation

Benefit obligation at beginning of measurement period		$1,644,764	$1,544,144	$136,454	$134,568	$144,585
Service cost	59,554	58,127	1,872	1,590	1,520	1,776
Interest cost	97,718	89,437	9,060	7,856	8,355	8,523
Participant contributions	—	—	—	—	2,804	15,986
Plan amendments	3,751	—	—	—	184	(9,743)
Acquisitions	24,765	—	56,287	—	468	—
Actuarial (gains) losses	(46,609)	29,174	(287)	2,437	(14,347)	(7,431)
Benefits paid	(89,207)	(76,118)	(58,532)	(9,997)	(11,330)	(23,758)

Benefit obligation at end of measurement period	$1,694,736	$1,644,764	$144,854	$136,454	$132,239	$144,585

Change in Fair Value of Plan Assets

Fair value at beginning of measurement period	$1,881,470	$1,725,560	$—	$—	$—	$—
Actual return on plan assets	224,338	235,301	—	—	—	—
Employer contribution	—	—	58,532	9,997	8,526	7,772
Participant contributions	—	—	—	—	2,804	15,986
Expenses paid	(5,234)	(3,273)	—	—	—	—
Acquisitions	31,598	—	—	—	—	—
Benefits paid	(89,207)	(76,118)	(58,532)	(9,997)	(11,330)	(23,758)

Fair value at end of measurement period	$2,042,965	$1,881,470	$—	$—	$—	$—

Funded status at end of measurement period	$348,229	$236,706	$(144,854)	$(136,454)	$(132,239)	$(144,585)

Reconciliation of the funded status at the end of the measurement period to the amounts recognized in the statement of financial position as of December 31 follows:

	Pension		Supplemental		Other
	Benefits		Pension Benefits		Postretirement Benefits

(In Thousands)	2007	2006	2007	2006	2007	2006

Funded status at end of measurement period	$348,229	$236,706	$(144,854)	$(136,454)	$(132,239)	$(144,585)
Unrecognized costs	(4,755)	—	4,151	—	—	—
Benefits paid	—	—	(703)	2,051	1,445	1,588
Acquisition	(9,741)	—	(2,236)	(1,908)	—	(573)

Accrued income and other assets/ (accrued expenses and other liabilities) at year end	$333,733	$236,706	$(143,642)	$(136,311)	$(130,794)	$(143,570)

The accumulated benefit obligation for the qualified pension plan was $1.7 billion and $1.6 billion at October 31, 2007 and 2006, respectively.

The weighted-average assumptions used to determine benefit obligations at the measurement date were as follows:

	Pension Benefits		Supplemental Pension Benefits		Other Postretirement Benefits

	2007	2006	2007	2006	2007	2006

Discount rate	6.25%	6.00%	6.25%	6.00%	6.25%	6.00%
Rate of compensation increase	2.75–7.50	2.75–7.50	5.00	5.00	2.75–7.50	2.75–7.50

The assumed healthcare cost trend rate, used in determining other postretirement benefits, at the measurement date follows:

	2007	2006

Health care cost trend rate for next year	9%	10%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4	5
Year the rates reach the ultimate trend rate	2012	2012

The healthcare trend rate assumption affects only those participants retired under the plan prior to April 1, 1989.

Assumed healthcare cost trend rates affect the amounts reported for the healthcare plan. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effect.

(In Thousands)	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total of service and interest cost	$235	$(205)
Effect on postretirement benefit obligation	3,390	(2,961)

Using an actuarial measurement date of October 31 for Pension and Other Postretirement Benefits and a measurement date of December 31 for Supplemental Pension Benefits, components of net periodic (income) cost follow:

(In Thousands)	2007	2006	2005

Pension Benefits
Service cost	$59,554	$58,127	$59,540
Interest cost	97,718	89,437	85,171
Expected return on plan assets	(154,879)	(138,728)	(137,991)
Amortization of prior service cost	(4,755)	(4,755)	(4,755)
Recognized net actuarial loss	(209)	456	739

Net periodic (income) cost	$(2,571)	$4,537	$2,704

Supplemental Pension Benefits
Service cost	$1,872	$1,590	$1,427
Interest cost	9,060	7,856	7,841
Amortization of prior service cost	977	1,330	1,984
Recognized net actuarial loss	8,582	3,587	4,902

Net periodic cost	$20,491	$14,363	$16,154

Other Postretirement Benefits
Service cost	$1,520	$1,776	$3,384
Interest cost	8,355	8,523	8,931
Amortization of prior service cost	159	188	95
Transition obligation	808	907	1,402
Recognized net actuarial loss	276	573	979
Curtailment gain	—	(5,194)	—

Net periodic cost	$11,118	$6,773	$14,791

The weighted-average assumptions used to determine net periodic (income) cost for the years ended December 31 were as follows:

	Pension		Supplemental		Other
	Benefits		Pension Benefits		Postretirement Benefits

	2007	2006	2007	2006	2007	2006

Weighted-Average Assumptions
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	2.75-7.50	2.75-7.50	5.00	5.00	2.75-7.50	2.75-7.50
Expected long-term return on plan assets	8.50	8.50	—	—	—	—

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

National City does not anticipate making a contribution to its qualified pension plan in 2008 as the plan is currently overfunded. The 2008 pension plan assumptions used to determine net periodic cost will be a discount rate of 6.25% and an expected long-term return on plan assets of 8.50%.

At December 31, 2007, the projected benefit payments for each of the plans are as follows:

			Other
	Pension	Supplemental	Postretirement	Total
(In Millions)	Benefits	Pension Benefits	Benefits	Benefits

2008	$85	$21	$10	$116
2009	89	14	10	113
2010	91	14	11	116
2011	94	13	11	118
2012	100	13	11	124
2013 – 2017	574	59	55	688

The projected payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

Amounts recognized in accumulated other comprehensive income, net of tax, as of December 31, 2007 follow:

	Pension	Supplemental	Postretirement
(In Thousands)	Benefits	Pension Benefits	Benefits	Total

Prior service cost	$(5,208)	$958	$903	$(3,347)
Transition obligation	—	—	1,614	1,614
Net loss	(18,922)	13,642	(126)	(5,406)

Total	$(24,130)	$14,600	$2,391	$(7,139)

Amounts recognized in accumulated other comprehensive loss, net of tax, as of December 31, 2006 follow:

	Pension	Supplemental	Postretirement
(In Thousands)	Benefits	Pension Benefits	Benefits	Total

Prior service cost	$(13,590)	$2,195	$889	$(10,506)
Transition obligation	—	—	2,128	2,128
Net loss	50,773	19,955	8,997	79,725

Total	$37,183	$22,150	$12,014	$71,347

The estimated costs that will be amortized from accumulated other comprehensive (income) loss into net periodic (income) cost over the next fiscal year are as follows:

	Pension	Supplemental	Postretirement
(In Thousands)	Benefits	Pension Benefits	Benefits	Total

Prior service cost	$(3,698)	$965	$227	$(2,506)
Transition obligation	—	—	808	808
Net loss	—	1,932	—	1,932

Total	$(3,698)	$2,897	$1,035	$234

Defined Contribution Plans: Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2007 and 2006, the Corporation provided up to a 6.9% matching contribution. For both years ended 2007 and 2006 the expense related to the plan was $84 million. For the year ended 2005 the expense was $79 million.

The Corporation also acquired Harbor’s leveraged employee stock ownership plan (ESOP) plan, which covered all eligible Harbor employees age 21 and over. Dividends paid on unallocated shares reduce the Corporation’s cash contribution to the ESOP. The ESOP’s loan from the Corporation is eliminated in consolidation. For years ended 2007 and 2006, allocated shares were 942,201 and 1,134,686, respectively, shares committed to be released were 85,245, and suspense (unallocated and not yet committed to be released) shares held by the ESOP were 852,455 and 937,700, respectively. As shares are released, the Corporation recognizes compensation expense equal to the current market price of the shares. Allocated shares and shares committed to be released are included in the weighted-average common shares outstanding used to compute earnings per share. In 2007 and 2006, the Corporation recorded compensation expense of approximately $3 million and $.3 million, respectively. For years ended 2007 and 2006, the fair value of the unallocated shares was $14 million and $34 million, respectively.

25.	Derivative Instruments and Hedging Activities

The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest-rate movements on the value of certain assets and liabilities and on future cash flows. It also executes derivative instruments with its commercial banking customers to facilitate their risk management strategies. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments, such as residential and commercial real estate loan commitments associated with loans to be sold, which by definition qualify as derivative instruments under SFAS 133.

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

As with any financial instrument, derivative instruments have inherent risks, primarily market and credit risk. Market risk associated with changes in interest rates is managed in conjunction with the Corporation’s overall market risk monitoring process, as further discussed in the Market Risk section within Item 7.

Credit risk occurs when a counterparty to a derivative contract, where the Corporation has an unrealized gain, fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At December 31, 2007, these collateral agreements covered 99.5% of the notional amount of the total derivative portfolio, excluding futures contracts that are cash settled daily with counterparties, certain forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At December 31, 2007, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $452 million to collateralize net gains with counterparties and had pledged or delivered to counterparties cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $161 million to collateralize net losses with counterparties. In certain instances, open forward commitments to sell or purchase mortgage loans or mortgage-backed securities are not covered by collateral agreements due to the fact these contracts usually mature within 90 days. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to similar credit policies. Collateral may be obtained based on management’s assessment of the customer.

Derivative contracts are valued using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of its derivatives. The interest rates used in these cash flow models are based on forward yield curves that are observable in the current cash and derivatives markets, consistent with how derivatives are valued by market participants. Cash flow models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage banking loan commitment is based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The change in fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices. The probability that the loan will fund is derived from the Corporation’s own historical empirical data. The change in value of the underlying mortgage loan is measured from the commitment date. At the time of issuance, the estimated fair value of the commitment is zero. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets on December 31, 2007 and 2006.

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

For 2007, 2006 and 2005, the Corporation recognized total net ineffective fair value hedge gains of $3 million, $4 million, and $60 million, respectively. Details of net ineffective hedge gains and losses by hedge strategy are presented in the table on page 128. Net ineffective hedge gains and losses on residential mortgage and commercial real estate loans held for sale are included in loan sale revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial portfolio loans and fixed-rate funding products are included in other noninterest income on the income statement.

Cash Flow Hedges: The Corporation hedges cash flow variability related to variable-rate commercial loans and funding products, specifically FHLB advances and senior bank notes. Interest-rate floors are used to hedge the cash flows associated with variable-rate commercial loans while interest-rate caps are used to hedge cash flows from the variable-rate funding products.

Retrospective hedge effectiveness for cash flow hedges of variable-rate funding products is determined using a dollar offset ratio applied on a monthly basis. Retrospective hedge effectiveness for variable-rate commercial loans is determined on a monthly basis using regression analysis. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For 2007, 2006 and 2005, the Corporation recognized net ineffective cash flow hedge (losses) gains of $(65) thousand, $31 thousand, and $(342) thousand, respectively. These losses are included in other noninterest income on the income statement.

Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2007 and 2006, accumulated other comprehensive income included a deferred after-tax net gain (loss) of $70 million and $(4) million, respectively, related to derivatives used to hedge loan and funding cash flows. See Note 19 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative gain included in accumulated other comprehensive income at December 31, 2007 is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on loan and funding products through August 2013, with $3 million of after-tax net loss expected to be recognized in net interest income within the next year. There were no gains or losses reclassified into earnings in 2007 or 2006 arising from the determination that the original forecasted transaction would not occur. In 2005, a pretax gain of $8 million was reclassified from other comprehensive income to noninterest expense as a component of the net gain on the extinguishment of certain variable-rate debt secured by automobile leases.

The notional amounts of the derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 follows:

	December 31

(In Millions)	2007	2006

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$60	$112
Pay-fixed interest rate swaps	2,318	2,712
Interest rate caps sold	50	150
Interest rate floors sold	100	100
Interest rate collars purchased	5	5
Interest rate futures purchased	1,587	2,204
Interest rate futures sold	1,937	2,595

Total	6,057	7,878

Mortgage loans held for sale
Net forward commitments to sell mortgage loans and mortgage-backed securities	1,283	1,855
Receive-fixed interest rate swaps	400	1,775
Receive-fixed interest rate swaptions purchased	600	—
Pay-fixed interest rate swaps	—	550
Pay-fixed interest rate swaptions purchased	650	—
Interest rate caps purchased	—	500
Interest rate floors purchased	—	500

Total	2,933	5,180

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	244	136
Interest rate futures purchased	8	—
Receive-fixed interest rate swaps	108	—

Total	360	136

Funding
Receive-fixed interest rate swaps	4,116	7,991
Callable receive-fixed interest rate swaps	3,154	2,706

Total	7,270	10,697

Total notional of derivatives used in fair value hedges	16,620	23,891

Cash Flow Hedges
Commercial loans
Interest rate floors purchased	13,800	—

Funding
Pay-fixed interest rate swaps	—	170
Interest rate caps purchased	300	300

Total	300	470

Total notional of derivatives used in cash flow hedges	14,100	470

Total notional of derivatives designated in SFAS 133 relationships	$30,720	$24,361

The fair value of derivative instruments used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 follows:

	December 31

	2007		2006

(In Millions)	Asset	Liability	Asset	Liability

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$.7	$—	$1.0	$.3
Pay-fixed interest rate swaps	3.5	30.3	33.3	10.3
Interest rate collars purchased	—	.3	—	.2

Total	4.2	30.6	34.3	10.8

Mortgage loans held for sale
Net forward commitments to sell mortgage loans and mortgage-backed securities	.6	11.6	6.0	11.8
Receive-fixed interest rate swaps	10.2	—	12.0	27.7
Receive-fixed interest rate swaptions purchased	17.6	—	—	—
Pay-fixed interest rate swaps	—	—	—	6.8
Pay-fixed interest rate swaptions purchased	2.6	—	—	—
Interest rate floors purchased	—	—	1.8	—

Total	31.0	11.6	19.8	46.3

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	—	3.6	.2	1.3
Receive-fixed interest rate swaps	1.5	5.8	—	—

Total	1.5	9.4	.2	1.3

Funding
Receive-fixed interest rate swaps	140.1	1.5	112.1	115.8
Callable receive-fixed interest rate swaps	.2	61.6	—	87.5

Total	140.3	63.1	112.1	203.3

Total fair value of derivatives used in fair value hedges	177.0	114.7	166.4	261.7

Cash Flow Hedges
Commercial loans
Interest rate floors purchased	168.1	—	—	—

Funding
Pay-fixed interest rate swaps	—	—	—	.9
Interest rate caps purchased	—	.7	.1	—

Total	—	.7	.1	.9

Total fair value of derivatives used in cash flow hedges	168.1	.7	.1	.9

Total fair value of derivatives designated in SFAS 133 relationships	$345.1	$115.4	$166.5	$262.6

The net ineffective hedge gain (loss) recognized for each SFAS 133 hedge strategy follows:

	For the Calendar Year

(In Millions)	2007	2006	2005

Fair Value Hedges
Commercial loans	$(8.7)	$6.2	$21.9
Mortgage loans held for sale	9.0	(.6)	6.7
Commercial real estate loans held for sale	(.5)	—	—
Mortgage servicing rights	—	—	30.5
Commercial loans	—	—	—
Funding	3.0	(1.3)	.5

Total fair value hedge gain	2.8	4.3	59.6

Cash Flow Hedges
Funding	(.1)	—	(.3)

Total cash flow hedge loss	(.1)	—	(.3)

Net ineffective hedge gain on SFAS 133 hedge strategies	$2.7	$4.3	$59.3

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

The notional amounts of derivative instruments used for mortgage servicing rights (MSR) risk management, which are not designated in SFAS 133 hedge relationships, are presented in the following table:

	December 31

(In Millions)	2007	2006

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$8,430	$4,300
Basis swaps	178	—
Receive-fixed interest rate swaps	4,310	5,570
Receive-fixed interest rate swaptions purchased	6,150	7,300
Receive-fixed interest rate swaptions sold	—	3,000
Pay-fixed interest rate swaps	3,820	1,930
Pay-fixed interest rate swaptions purchased	2,150	2,550
Pay-fixed interest rate swaptions sold	—	2,000
Principal-only interest rate swaps	—	396
Interest rate caps purchased	5,750	2,500
Interest rate floors purchased	5,500	14,200
Interest rate futures purchased	—	1,410

Total derivative instruments used for MSR risk management	$36,288	$45,156

Assets and liabilities recognized for derivative instruments used for mortgage servicing rights risk management, which are not designated in SFAS 133 hedge relationships, are presented in the following table:

	December 31

	2007		2006

(In Millions)	Asset	Liability	Asset	Liability

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$—	$72.6	$—	$22.2
Basis swaps	—	2.1	—	—
Receive-fixed interest rate swaps	80.9	13.7	12.9	124.0
Receive-fixed interest rate swaptions purchased	204.8	—	58.9	—
Receive-fixed interest rate swaptions sold	—	—	—	43.9
Pay-fixed interest rate swaps	.8	170.6	—	80.0
Pay-fixed interest rate swaptions purchased	55.7	—	31.9	—
Pay-fixed interest rate swaptions sold	—	—	—	39.1
Principal-only interest rate swaps	—	—	—	6.2
Interest rate caps purchased	24.1	—	—	—
Interest rate floors purchased	38.3	—	86.1	—

Fair value of derivative instruments used for MSR risk management	$404.6	$259.0	$189.8	$315.4

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

A summary of the fair value of derivative net assets (liabilities) not designated in SFAS 133 hedge relationships, inclusive of those used to hedge mortgage servicing rights, follows:

	December 31

(In Millions)	2007	2006

Loan sale and servicing risk management:
Mortgage servicing rights	$145.6	$(125.6)
Mortgage and commercial real estate loans and loan commitments	3.8	17.0

Total loan sale and servicing	149.4	(108.6)

Trading derivatives:
Customer risk management	34.2	29.6
Other	(2.0)	(8.2)

Total trading	32.2	21.4

Used for other risk management purposes	11.4	78.4

Total net asset (liability) on derivatives not designated in SFAS 133 hedge relationships	$193.0	$(8.8)

Gains and losses on derivatives used to manage risk associated with mortgage servicing rights are included in loan servicing income, while gains and losses on mortgage and commercial real estate loan commitments and associated loan risk management instruments are included in loan sale revenue on the income statement. Gains and losses on derivative instruments held for trading or other risk management purposes are included in other noninterest income. Net gains (losses) on derivatives instruments not designated in SFAS 133 hedge relationships are as follows:

	For the Calendar Year

(In Millions)	2007	2006	2005

Loan sale and servicing risk management:
Mortgage servicing rights	$(22.3)	$(297.4)	$166.1
Mortgage and commercial real estate loans and loan commitments	(12.3)	37.7	52.0

Total loan sale and servicing	(34.6)	(259.7)	218.1

Trading derivatives:
Customer risk management	18.6	15.4	17.4
Other	.3	(6.8)	20.9

Total trading	18.9	8.6	38.3

Used for other risk management purposes	(13.5)	(20.1)	3.4

Total net (loss) gain on derivatives not designated in SFAS 133 relationships	$(29.2)	$(271.2)	$259.8

26.	Fair Value of Financial Instruments

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

The following table presents the estimates of fair value of financial instruments at December 31, 2007 and 2006. Excluded are certain items not defined as financial instruments, including nonfinancial assets and intangibles, as well as certain liabilities such as obligations for pension and other postretirement benefits, deferred compensation arrangements, and leases. Accordingly, the aggregate fair value amounts presented do not purport to represent the fair value of the Corporation.

	2007		2006

	Carrying	Fair	Carrying	Fair
(In Millions)	Value	Value	Value	Value

Financial Assets
Cash and cash equivalents	$5,342	$5,342	$11,399	$11,399
Loans held for sale or securitization	4,290	4,302	12,853	12,955
Loans, net of allowance for loan losses	114,260	114,899	94,361	95,542
Securities	8,731	8,731	7,509	7,509
Derivative assets	1,031	1,031	613	613
Other	1,603	1,603	1,161	1,161

Financial Liabilities
Deposits	$(97,555)	$(93,019)	$(87,234)	$(82,805)
Short-term borrowings	(7,155)	(7,161)	(6,933)	(6,949)
Long-term debt	(27,892)	(27,076)	(26,356)	(26,928)
Derivative liabilities	(608)	(608)	(718)	(718)
Other	(345)	(345)	(395)	(395)

Other Financial Instruments
Commitments to extend credit	$(74)	$(74)	$(93)	$(93)
Standby and commercial letters of credit	(34)	(34)	(38)	(38)

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

Net interest income is presented in the segment results on a tax-equivalent basis. Assets and liabilities within each business unit are match funded, and interest-rate risk is centrally managed as part of investment funding activities. Net interest income of each segment also includes interest earned on securitized loans which, for management reporting purposes, continue to be reflected as owned by the business that manages those assets. Interest income and funding costs associated with securitized loans are eliminated within Parent & Other. The provision for loan losses is assigned to each segment based upon the required allowance for loan losses of each segment. Noninterest income, as well as certain operating expenses, can generally be directly identified with a specific business. Indirect expenses are allocated to each segment based on various methodologies to estimate usage. Income tax expense is assigned to each segment using a standard rate which considers federal, state and local income taxes as well as state franchise taxes. Adjustments to reconcile the segments’ income tax expense to the consolidated income tax expense are recorded within Parent and Other. Goodwill is assigned to each segment based on the fair value that each acquired business added to each segment in relation to the total acquisition cost. A risk-based methodology is used to allocate capital to the segments. Management periodically refines its methodologies to allocate revenues and expenses as well as assets, liabilities and capital to its various businesses.

Retail Banking provides banking services to consumers and small businesses within National City’s nine-state footprint. In addition to deposit gathering and direct lending services provided through the retail bank branch network, call centers, and the Internet, Retail Banking’s activities also include small business banking services, education finance, retail brokerage, and lending-related insurance services. Consumer lending products include home equity, government or privately guaranteed student loans, and credit cards and other unsecured personal and small business lines of credit. Significant revenue sources include net interest income on loan and deposit accounts, deposit account service fees, debit and credit card interchange and service fees, and ATM surcharge and net interchange fees. Major expenses are credit, personnel costs, and branch network support.

Commercial Banking-Regional provides products and services to large- and medium-sized corporations within National City’s nine-state footprint. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, treasury management, stock transfer, international services and dealer floorplan financing. Significant revenue sources are net interest income on loan and deposit accounts, brokerage revenue, leasing revenue and other fee income. A major source of revenue is from companies with annual sales in the $5 million to $500 million range across a diverse group of industries. Major expenses are personnel and credit costs.

Commercial Banking-National provides products and services to select customers in certain industries or distribution channels, as well as customers outside of National City’s footprint. Major products and services include: loan sales and securitization, structured finance, syndicated lending, commercial leasing, equity and mezzanine capital, derivatives, public finance, investment banking, correspondent banking, multifamily real estate lending and commercial real estate lending in selected national markets. Significant revenue sources are loan sales revenue, principal investment gains, and other fee income. Major expenses are primarily personnel costs.

Mortgage Banking originates residential mortgage, home equity lines and loans both within National City’s banking footprint and on a nationwide basis. Mortgage loans generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and third-party investors. Mortgage Banking’s business activities also include servicing mortgage loans, home equity loans, and home equity lines of credit for third-party investors. Significant revenue streams include net interest income earned on portfolio loans and loans held for sale, as well as loan sale and servicing revenue. Major expenses include credit, personnel costs, branch office costs, loan servicing and insurance expense.

The Asset Management business includes both institutional asset and personal wealth management. Institutional asset management services are provided by two business units – Allegiant Asset Management Group and Allegiant Asset Management Company. These business units provide investment management, custody, retirement planning services, and other corporate trust services to institutional clients, and act as the investment advisor for the Allegiant® mutual funds. The clients served include publicly traded corporations, charitable endowments and foundations, as well as unions, residing primarily in National City’s banking footprint and generally complementing its corporate banking relationships. Personal wealth management services are provided by two business units – Private Client Group and

Sterling. Products and services include private banking services and tailored credit solutions, customized investment management services, brokerage, financial planning, as well as trust management and administration for affluent individuals and families. Sterling offers financial management services for high net worth clients.

Parent and Other contains revenues and expenses not directly associated with or allocated to the above segments, as well as investment funding activities including the investment portfolio, short- and long-term borrowings, derivatives used for interest-rate risk management, and asset securitizations. Revenues and expenses associated with certain discontinued or exited products, services or business units, including the former First Franklin loan origination and servicing platform, are recorded with Parent and Other. Adjustments to reconcile the segment results to the Consolidated Financial Statements are also recorded within Parent and Other.

Selected financial information by line of business follows. For further discussion on the segments’ results see the Line of Business Results section of Item 7 of this Form 10-K.

		Commercial	Commercial
	Retail	Banking-	Banking-	Mortgage	Asset	Parent and	Consolidated
(In Thousands)	Banking	Regional	National	Banking	Management	Other(b)	Total

2007
Net interest income (expense)(a)	$2,304,278	$1,098,531	$473,919	$663,445	$138,932	$(254,371)	$4,424,734
Provision for loan losses	289,104	133,986	59,411	579,408	12,188	251,806	1,325,903

Net interest income (expense) after provision	2,015,174	964,545	414,508	84,037	126,744	(506,177)	3,098,831
Noninterest income	1,188,740	233,603	472,267	210,895	376,327	124,329	2,606,161
Noninterest expense	2,020,242	546,514	432,050	1,086,274	342,557	877,677	5,305,314

Income (loss) before taxes	1,183,672	651,634	454,725	(791,342)	160,514	(1,259,525)	399,678
Income tax expense (benefit)(a)	467,926	249,091	168,692	(249,994)	60,674	(610,686)	85,703

Net income (loss)	$715,746	$402,543	$286,033	$(541,348)	$99,840	$(648,839)	$313,975

Intersegment revenue (expense)	$(2,490)	$(1,439)	$45,873	$(18,724)	$9,625	$(32,845)	$—
Average assets (in millions)	29,307	36,417	17,676	31,537	4,132	24,490	143,559

2006
Net interest income(a)	$1,996,135	$1,075,533	$455,705	$607,311	$129,614	$369,422	$4,633,720
Provision for loan losses	182,565	68,311	3,453	74,566	3,394	155,919	488,208

Net interest income after provision	1,813,570	1,007,222	452,252	532,745	126,220	213,503	4,145,512
Noninterest income	1,059,899	222,444	524,852	365,310	352,558	1,493,902	4,018,965
Noninterest expense	1,732,653	513,245	406,194	804,889	321,547	933,196	4,711,724

Income before taxes	1,140,816	716,421	570,910	93,166	157,231	774,209	3,452,753
Income tax expense(a)	440,345	273,804	198,604	35,163	59,433	145,568	1,152,917

Net income	$700,471	$442,617	$372,306	$58,003	$97,798	$628,641	$2,299,836

Intersegment revenue (expense)	$(2,402)	$1,232	$33,873	$4,292	$6,685	$(43,680)	$—
Average assets (in millions)	24,680	32,884	15,531	25,845	3,747	35,991	138,678

2005
Net interest income(a)	$1,906,022	$1,034,101	$451,731	$720,132	$118,365	$496,123	$4,726,474
Provision (benefit) for loan losses	251,714	(10,538)	2,446	58,044	7,635	(8,770)	300,531

Net interest income after provision	1,654,308	1,044,639	449,285	662,088	110,730	504,893	4,425,943
Noninterest income	955,326	216,081	385,010	832,738	343,997	571,167	3,304,319
Noninterest expense	1,607,281	473,840	330,097	843,139	326,003	1,153,760	4,734,120

Income (loss) before taxes	1,002,353	786,880	504,198	651,687	128,724	(77,700)	2,996,142
Income tax expense (benefit)(a)	385,980	300,809	187,945	233,187	48,658	(145,666)	1,010,913

Net income	$616,373	$486,071	$316,253	$418,500	$80,066	$67,966	$1,985,229

Intersegment revenue (expense)	$(3,332)	$1,502	$27,712	$5,001	$6,042	$(36,925)	$—
Average assets (in millions)	23,944	31,372	13,368	28,581	3,431	40,860	141,556

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.
(b)	Includes after-tax gains on sale of $622 million for First Franklin in 2006.

Effective January 1, 2006, the Corporation changed its methodology for allocating interest credit on mortgage escrow accounts from a short-term rate to a longer-term swap rate to better reflect the duration of these accounts. This change did not have a significant impact on Mortgage Banking’s net interest income for 2006 as the yield curve was relatively flat. Had this same methodology been applied to prior periods, Mortgage Banking’s net interest income for 2005 would have increased by $25 million.

28.	Financial Holding Company

Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:

Balance Sheets

	December 31

(In Thousands)	2007	2006

Assets
Cash and demand balances due from banks	$1,279,310	$1,315,479
Loans to and receivables from subsidiaries	1,109,582	3,048,331
Securities	205,573	219,952
Other investments	13,272	192,398
Investments in:
Subsidiary banks	15,026,150	12,735,292
Nonbank subsidiaries	583,645	346,770
Goodwill	121,670	117,471
Derivative assets	81,723	67,632
Other assets	914,572	705,035

Total Assets	$19,335,497	$18,748,360

Liabilities and Stockholders’ Equity
Long-term debt	$2,868,512	$2,308,802
Borrowed funds from subsidiaries	1,899,683	948,705
Derivative liabilities	23,847	39,858
Indemnification liabilities	291,680	—
Accrued expenses and other liabilities	843,947	869,992

Total liabilities	5,927,669	4,167,357
Stockholders’ equity	13,407,828	14,581,003

Total Liabilities and Stockholders’ Equity	$19,335,497	$18,748,360

Securities and other investments totaling $102 million at December 31, 2007 were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance includes the junior subordinated debt securities payable to the wholly owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $1.9 billion at December 31, 2007. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $1.2 billion at December 31, 2007. Additionally, the holding company guarantees certain financial and indemnification obligations of National City Bank under its membership with Visa® and Mastercard®. As of December 31, 2007, the holding company had recognized a $292 million liability related to Visa matters discussed in Note 22.

Statements of Income

	For the Calendar Year

(In Thousands)	2007	2006	2005

Income
Dividends from:
Subsidiary banks	$950,000	$1,975,000	$1,225,000
Nonbank subsidiaries	45	170,468	11,411
Interest on loans to subsidiaries	123,693	71,151	47,463
Interest and dividends on securities	5,845	8,012	14,651
Securities gains, net	957	14,048	20,481
Derivative (losses)/gains, net	(2,052)	16,127	3,459
Other income	22,197	47,166	48,083

Total Income	1,100,685	2,301,972	1,370,548

Expense
Interest on debt and other borrowings	251,774	158,673	121,793
Impairment, fraud, and other losses	13,506	7,783	7,195
Other expense	61,520	126,437	117,776

Total Expense	326,800	292,893	246,764

Income before taxes and equity in undistributed net income of subsidiaries	773,885	2,009,079	1,123,784
Income tax benefit	(158,517)	(96,899)	(32,964)

Income before equity in undistributed net income of subsidiaries	932,402	2,105,978	1,156,748
Equity in undistributed net (loss)/income of subsidiaries	(618,427)	193,858	828,481

Net Income	$313,975	$2,299,836	$1,985,229

Statements of Cash Flows

	For the Calendar Year

(In Thousands)	2007	2006	2005

Operating Activities
Net income	$313,975	$2,299,836	$1,985,229
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss/(income) of subsidiaries	618,427	(193,858)	(828,481)
Gain on sale of operating units	—	—	(16,001)
Depreciation and amortization of properties and equipment	2,691	2,691	2,691
Decrease (increase) in receivables from subsidiaries	1,732,174	(1,596,319)	43,886
Securities gains, net	(957)	(14,048)	(20,481)
Other losses, net	3,384	7,924	35,716
Amortization of premiums and discounts on securities and debt	(2,933)	(8,373)	(9,510)
(Decrease) increase in accrued expenses and other liabilities	(57,275)	2,184	(7,751)
Excess tax benefit for share based payments	(17,378)	(21,261)	—
Increase in tax receivable	(154,380)	—	—
Other, net	125,667	53,215	54,603

Net cash provided by operating activities	2,563,395	531,991	1,239,901

Investing Activities
Proceeds from sale of operating units	—	—	30,226
Purchases of securities	(124,691)	(192,199)	(305,160)
Proceeds from sales and maturities of securities	140,944	322,048	339,822
Net change in other investments	181,619	46,257	(161,628)
Principal collected on loans to subsidiaries	699,720	327,000	750,000
Loans to subsidiaries	(446,000)	(790,000)	(1,035,000)
Investments in subsidiaries	(272,059)	(110,443)	(75,525)
Returns of investment from subsidiaries	509,084	1,700,000	1,436,071
Cash paid for acquisitions, net	(513,179)	(72,520)	—

Net cash provided by investing activities	175,438	1,230,143	978,806

Financing Activities
Issuance of debt	1,594,156	729,710	698,875
Repayment of debt	(348,877)	(283,659)	(366,860)
Excess tax benefit for share based payments	17,378	21,261	—
Dividends paid	(984,964)	(933,532)	(923,993)
Issuances of common stock	180,018	224,470	282,480
Repurchases of common stock	(3,232,713)	(713,906)	(1,491,703)

Net cash used in financing activities	(2,775,002)	(955,656)	(1,801,201)

(Decrease)/increase in cash and demand balances due from banks	(36,169)	806,478	417,506
Cash and demand balances due from banks, January 1	1,315,479	509,001	91,495

Cash and Demand Balances Due from Banks, December 31	$1,279,310	$1,315,479	$509,001

Supplemental Information
Cash paid for interest	$242,508	$158,589	$118,555
Carrying value of securities donated to National City Charitable Foundations	—	—	24,179
Non-Cash capital contributions to bank subsidiary	289,000	—	—
Common shares and stock options issued for acquisitions	2,336,353	1,088,031	(10,842)

Retained earnings of the holding company included $8.4 billion and $8.0 billion of equity in undistributed net income of subsidiaries at December 31, 2007 and 2006, respectively.

29. Quarterly Financial Information (unaudited)

(Dollars in Millions, Except Per Share Amounts)	First	Second	Third	Fourth	Full Year

2007
Condensed Income Statement
Interest income	$2,211	$2,247	$2,353	$2,374	$9,185
Interest expense	1,100	1,158	1,258	1,273	4,789
Net interest income	1,111	1,089	1,095	1,101	4,396
Provision for loan losses	122	145	368	691	1,326
Noninterest income	620	765	624	597	2,606
Noninterest expense	1,156	1,186	1,397	1,566	5,305
Income (Loss) before income tax expense	453	523	(46)	(559)	371
Net income (Loss)	319	347	(19)	(333)	314
Financial Ratios
Return on average common equity	8.98%	11.35%	—	—	2.36%
Return on average assets	.94	1.00	—	—	.22
Net interest margin	3.69	3.59	3.43%	3.30%	3.49
Efficiency ratio	66.50	63.76	80.89	91.86	75.46
Per Common Share
Basic net income (loss)(1)	$.50	$.60	$(.03)	$(.53)	$.51
Diluted net income(loss)(1)	.50	.60	(.03)	(.53)	.51
Dividends declared and paid	.39	.39	.41	.41	1.60

2006
Condensed Income Statement
Interest income	$2,145	$2,236	$2,290	$2,263	$8,934
Interest expense	969	1,076	1,148	1,137	4,330
Net interest income	1,176	1,160	1,142	1,126	4,604
Provision for loan losses	32	62	70	325	489
Noninterest income(2)	656	784	877	1,702	4,019
Noninterest expense	1,144	1,171	1,187	1,209	4,711
Income before income tax expense	656	711	762	1,294	3,423
Net income	459	473	526	842	2,300
Financial Ratios
Return on average common equity	14.91%	15.08%	16.45%	24.93%	17.98%
Return on average assets	1.33	1.35	1.51	2.44	1.66
Net interest margin	3.81	3.73	3.73	3.73	3.75
Efficiency ratio	62.18	60.04	58.59	42.64	54.45
Per Common Share
Basic net income(1)	$.75	$.77	$.87	$1.37	$3.77
Diluted net income(1)	.74	.77	.86	1.36	3.72
Dividends declared and paid	.37	.37	.39	.39	1.52

2005
Condensed Income Statement
Interest income	$1,744	$1,857	$2,027	$2,104	$7,732
Interest expense	594	694	827	921	3,036
Net interest income	1,150	1,163	1,200	1,183	4,696
Provision for loan losses	77	19	68	136	300
Noninterest income	799	981	747	777	3,304
Noninterest expense	1,141	1,187	1,144	1,263	4,735
Income before income tax expense	731	938	735	561	2,965
Net income	484	625	478	398	1,985
Financial Ratios
Return on average common equity	15.35%	19.65%	14.59%	12.57%	15.54%
Return on average assets	1.42	1.80	1.31	1.10	1.40
Net interest margin	3.78	3.76	3.72	3.74	3.74
Efficiency ratio	58.30	55.16	58.54	64.14	58.95
Per Common Share
Basic net income	$.75	$.98	$.75	$.65	$3.13
Diluted net income	.74	.97	.74	.64	3.09
Dividends declared and paid	.35	.35	.37	.37	1.44

(1)	The sum of the quarterly earnings per share may not equal the year-to-date earnings per share as each period is computed independently.
(2)	Noninterest income for the fourth quarter of 2006 includes a $984 million pretax gain on the sale of First Franklin.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

National City’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2007 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in internal controls during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States. As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting which is set forth on page 57 and is incorporated herein by reference, management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, its system of internal control over financial reporting met those criteria and is effective.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is set forth on page 59 and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2007.

Item 9B. OTHER INFORMATION

None.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections entitled “Corporate Governance,” “Election of Directors,” “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting

Compliance,” “Board of Directors and Committees,” “Compensation Committee Interlocks and Insider Perticipation,” “Communication with Non–Management Members of the Board of Directors,” “Report of the Audit Committee,” and “Board of Director Nomination Process” of the Corporation’s Proxy Statement to be filed with the Commission for its 2008 annual meeting of shareholders.

Executive Officers of the Registrant

The Executive Officers of National City (as of February 13, 2008) are as follows:

Name	Age	Position

Peter E. Raskind	51	Chairman, President and Chief Executive Officer
Jeffrey D. Kelly	54	Vice Chairman and Chief Financial Officer
Daniel J. Frate	47	Executive Vice President
Jon L. Gorney	57	Executive Vice President
Timothy J. Lathe	52	Executive Vice President
Philip L. Rice	49	Executive Vice President
Dale Roskom	50	Executive Vice President
Shelley J. Seifert	53	Executive Vice President
Jeffrey J. Tengel	45	Executive Vice President
David L. Zoeller	58	Executive Vice President, General Counsel, and Secretary
James P. Gulick	49	Senior Vice President and General Auditor
Robert B. Crowl	44	Senior Vice President
Thomas A. Richlovsky	56	Senior Vice President, Treasurer and Principal Accounting Officer
Clark H. Khayat	36	Senior Vice President, Finance and Strategy

The term of office for executive officers is one year.

There is no family relationship between any of the executive officers.

Mr. Raskind has been chairman of the board of directors since December 2007, chief executive officer since July 2007, and president since December 2006. He was vice chairman from December 2004 to December 2006. He was an executive vice president from 2000 to December 2004.

Mr. Kelly has been vice chairman since December 2004 and chief financial officer since 2000. He was an executive vice president from 1994 to December 2004. Mr. Kelly is also a member of the board of directors.

Mr. Frate has been an executive vice president since November 2005. He had been a senior vice president since 2003. Prior to joining National City, he served as president and chief operating officer of Bank One Card Services and president of U.S. Bancorp’s Payment Systems.

Mr. Gorney has been an executive vice president since 1993.

Mr. Lathe has been an executive vice president since 2000 and is head of the Private Client Group. He has been chairman and chief executive officer of NatCity Investments, Inc. since August 2004, and was president and chief executive officer of National City Bank of the Midwest.

Mr. Rice has been an executive vice president and president and chief executive officer of National City Bank since 2000.

Mr. Roskom has been an executive vice president and chief risk officer since November 2007 and has been an executive vice president of National City Bank since December 2006. He was chief risk officer of Barclaycard UK from July 2004 to December 2006 and finance director of Barclaycard’s global businesses from January 2006 to October 2006. He was a senior vice president of Chase Card Services from September 2001 to June 2004.

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

Mr. Crowl has been a senior vice president since October 2004 and chief operating officer of National City Mortgage since October 2007. He was the corporate comptroller from April 2004 to October 2007. He was the Asset/Liability and Securitization manager from November 1998 to April 2004.

Mr. Richlovsky has been senior vice president and treasurer since 1989.

Mr. Khayat has been head of Corporate Finance and Strategy since November 2007 and a senior vice president and head of Corporate Planning since 2005. He has been with National City since 2003 and, prior to rejoining National City, he was an engagement manager at McKinsey & Company. Prior to McKinsey and Company, Mr. Khayat was a vice president in NatCity Investments’ Corporate Finance Group.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled “Board of Directors and Committee,” “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Other Potential Post-Employment Payments,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation and Organization Committee Report” of the Corporation’s Proxy Statement to be filed with the Commission for its 2008 annual meeting of shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections entitled “Beneficial Ownership” and “Beneficial Security Ownership of Management” of the Corporation’s Proxy Statement to be filed with the Commission for its 2008 annual meeting of shareholders.

Additional stock option and restricted award information as of December 31, 2007 follows, which includes plans assumed through various acquisitions. As of December 31, 2007, outstanding options related to these acquired plans totaled 6.4 million shares with a weighted-average exercise price per share of $21.39.

		Weighted-
	Shares to	Average	Shares
	Be Issued	Option	Available
	Upon	Exercise	for Future
	Exercise	Price	Grants

Plans approved by stockholders	54,434,314	$28.90	20,985,032
Plans not approved by stockholders(a)	399,740	26.83	—

Total	54,834,054	$28.90	20,985,032

(a)	Provident Financial Group was acquired in 2004. Provident’s 2000 Employee Stock Option Plan provided for the grant of stock options to employees, other than executive officers. Options were granted at an exercise price of not less than 95% of market price at the time of the grant, for a term of up to 10 years. Options vested as determined by Provident’s Compensation Committee. The 55,212 remaining outstanding options at December 31, 2007 are all exercisable.

Provident’s 2002 Outside Directors Stock Option Plan provided for the grant of 2,000 options to each non-employee director upon election to its Board and upon each subsequent annual election. The options were granted at an exercise price equal to their market price, for a term of 10 years. Options vested as determined by Provident’s Compensation Committee. The 39,725 remaining outstanding options at December 31, 2007 are all exercisable.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections entitled “Board of Directors and Committees,” “Election of Directors,” and “Transaction with Related Persons” of the Corporation’s Proxy Statement to be filed with the Commission for its 2008 annual meeting of shareholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section entitled “Independent Public Accountants” of the Corporation’s Proxy Statement to be filed with the Commission for its 2008 annual meeting of shareholders.

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

The following report of independent registered public accounting firm and consolidated financial statements are incorporated by reference to Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2007 and 2006
Consolidated Statements of Income – For the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Changes In Stockholders’ Equity – For the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows – For the Years Ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

Financial Statement Schedules – Omitted due to inapplicability or because required information is shown in the consolidated financial statements or the notes thereto.

Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the December 31, 2007 Form 10-K have been filed separately with the SEC and are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.

Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).
3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).
3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
3.4	Certificate of Designations of Non-Cumulative Perpetual Preferred Stock, Series E, Without Par Value of National City Corporation (filed as Exhibit 4.10 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).
3.5	Certificate of Designations of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, Without Par Value of National City Corporation (filed as Exhibit 4.1 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).
4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.
4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference) related to stockholder rights.
4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
4.4	Certificate of Designations of Non-Cumulative Perpetual Preferred Stock, Series E, Without Par Value of National City Corporation (filed as Exhibit 4.10 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).
4.5	Certificate of Designations of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, Without Par Value of National City Corporation (filed as Exhibit 4.1 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).
4.6	Deposit Agreement, dated January 30, 2008 by and among the Registrant, Wilmington Trust Company, National City Bank as Transfer Agent and Registrar, and all holders from time to time of Receipts issued pursuant thereto, (filed as Exhibit 4.2 to Registrant’s Form 8-A filed on January 30, 2008 (related to Registration No. 333-148769), and incorporated herein by reference).
4.7	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.
10.1	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).
10.2	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).
10.3	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).
10.4	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).
10.5	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.6	Form of contracts with Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert and Daniel J. Frate (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).
10.7	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).
10.8	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.9	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.10	National City Corporation Retention Plan for Executive Officers, Amended and Restated effective January 1, 2005 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).
10.11	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).
10.12	National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
10.13	National City Corporation Supplemental Cash Balance Pension Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).
10.14	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.15	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).
10.16	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
10.17	The National City Corporation Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).
10.18	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
10.19	Summary of Non-employee Directors’ Compensation (filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on July 25, 2007, and incorporated herein by reference).
10.20	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.21	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.22	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.23	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).
10.24	Credit Agreement dated as of April 12, 2001, by and between National City and the banks named therein (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference) and the Assumption Agreement dated June 11, 2002 (filed as Exhibit 4.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).
10.25	Agreement to Terminate Change in Control Benefits between National City Corporation and David A. Daberko (filed as exhibit 10.25 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and incorporated herein by reference).
10.26	The National City Corporation Long-Term Cash and Equity Incentive Plan Effective January 1, 2005 (filed as Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
10.27	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
10.28	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).
10.29	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).
10.30	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).
10.31	The National City Corporation 2004 Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).
10.32	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
10.33	Amendment No. 6 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).
10.34	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).
10.35	Form of Restricted Stock Award Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).
10.36	Form of Restricted Stock Award Agreement used in connection with National City Corporation Management Incentive Plan for Senior Officers (filed as Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference).
10.37	Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).
10.38	Form of Non-qualified Stock Option Award Agreement (filed as Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
10.39	Form of contracts with Robert B. Crowl and Jeffrey J. Tengel (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).
10.40	Appendices AS, AT, AU, AV, and AW to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.41	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).
10.42	National City Corporation Management Severance Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
10.43	Form of Amendment to Agreement Not to Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).
10.44	Form of Non-Elective Deferred Compensation Award Statement (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).
10.45	Form of Non-Elective Deferred Compensation Award Statement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on May 1, 2006, and incorporated herein by reference).
10.46	Deferred Compensation Plan for Daniel J. Frate (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).
10.47	Release and Separation Agreement between National City Corporation and John D. Gellhausen (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.48	Form of Restricted Stock Unit Agreement (Retention/Non-compete) between National City Corporation and each of Jeffrey D. Kelly and Peter E. Raskind (filed as exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.49	Form of Restricted Stock Unit Agreement (Performance) between National City Corporation and each of Jeffrey D. Kelly, Peter E. Raskind and Daniel J. Frate (filed as exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.50	Form of Restricted Stock Award Agreement (filed as exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).
10.51	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).
10.52	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).
10.53	Aircraft Time Sharing Agreement between National City Credit Corporation and David A. Daberko (filed as exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).
10.54	Aircraft Time Sharing Agreement between National City Credit Corporation and David A. Daberko (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).
10.55	Severance Agreement Termination between National City Corporation and David A. Daberko (filed as exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).
10.56	Amendment to National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.57	Amendment to National City Corporation Amended and Restated 1993 Stock Option Plan (filed as exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.58	Amendment to National City Corporation 1997 Restricted Stock Plan, Amended and Restated Effective October 31, 2001 (filed as exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.59	Amendment to National City Corporation 1997 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.60	Amendment to National City Corporation 2001 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.61	Amendment to National City Corporation 2002 Restricted Stock Plan (filed as exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).
10.62	National City Corporation CEO Post-Retirement Office Plan (filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on July 25, 2007, and incorporated herein by reference).
10.63	2007 Executive Bonus Plan (filed as Exhibit 99 to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).
10.64	Form of contract with Dale Roskom (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).
10.65	Form of contract with Clark H. Khayat (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).
11.0	Statement re computation of per share earnings incorporated by reference to Note 20 of the Notes to the Consolidated Financial Statements of this report.
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).
14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).
21.1	Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm for National City Corporation.
24.1	Power of Attorney.
31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated February 13, 2008 for National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated February 13, 2008 for National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated February 13, 2008 for National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated February 13, 2008 for National City Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2008.

National City Corporation

/s/  Peter E. Raskind
Peter E. Raskind
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 13, 2008.

/s/  Peter E. Raskind
Peter E. Raskind
Chairman, President and Chief Executive Officer

/s/  Jeffrey D. Kelly
Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

/s/  Thomas A. Richlovsky
Thomas A. Richlovsky
Senior Vice President and Treasurer

The Directors of National City Corporation executed a power of attorney appointing David L. Zoeller, Carlton E. Langer, and Thomas A. Richlovsky their attorneys-in-fact, empowering them to sign this report on their behalf.

/s/  David L. Zoeller
By David L. Zoeller
Attorney-in-fact

Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302

I, Peter E. Raskind, certify that:

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

Date: February 13, 2008

By:	/s/ Peter E. Raskind
Peter E. Raskind
Chairman, President and Chief Executive Officer

Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906

Pursuant to 18 U.S.C. section 1350, the undersigned officer of National City Corporation (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 13, 2008

By:	/s/ Peter E. Raskind
Peter E. Raskind
Chairman, President and Chief Executive Officer

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

NEW YORK STOCK EXCHANGE

In accordance with the rules of the New York Stock Exchange, David A. Daberko, the chief executive officer of National City on May 21, 2007, submitted the required annual Section 303A.12(a) chief executive officer certification to the New York Stock Exchange on May 21, 2007. National City’s Form 10-K for its fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission includes, as exhibits, the certifications of National City’s chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: February 13, 2008

By:	/s/ Jeffrey D. Kelly
Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906

Pursuant to 18 U.S.C. section 1350, the undersigned officer of National City Corporation (the “Company”), hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 13, 2008

By:	/s/ Jeffrey D. Kelly
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