Form 10-Q
period 2008-03-31
NATIONAL CITY CORP
filed 2008-05-12
CIK 69970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date.

Common stock — $4.00 Par Value
Outstanding as of April 30, 2008 — 760,316,002

QUARTER ENDED MARCH 31, 2008
FINANCIAL REPORT
AND FORM 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED MARCH 31, 2008
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

PART I — FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS

	Three Months Ended
	March 31
(Dollars In Millions, Except Per Share Amounts)	2008	2007

Tax-equivalent net interest income	$1,069	$1,118
Provision for loan losses	1,393	122
Noninterest income	1,138	621
Noninterest expense	1,012	1,156
Income tax (benefit) expense and tax-equivalent adjustment	(27)	142

Net (loss) income	$(171)	$319

Net (loss) income per common share
Basic	$(.27)	$.50
Diluted	(.27)	.50
Dividends paid per common share	.21	.39
Return on average common equity	—	8.98%
Return on average assets	—	.94
Net interest margin	3.18	3.69
Efficiency ratio	45.84	66.50
Average equity to average assets	8.76	10.45
Annualized net charge-offs to average portfolio loans	1.88	.61
Average shares
Basic	633,433,995	631,710,591
Diluted	633,433,995	640,533,750

At March 31
Assets	$155,038	$138,559
Portfolio loans	115,859	99,566
Loans held for sale or securitization	4,536	10,693
Securities, at fair value	8,449	7,208
Deposits	98,452	88,636
Stockholders’ equity	13,223	13,170

Book value per common share	$20.61	$22.12
Market value per common share	9.95	37.25
Equity to assets	8.53%	9.51%
Allowance for loan losses as a percentage of period-end portfolio loans	2.23	1.11
Nonperforming assets to period-end portfolio loans and other nonperforming assets	2.37	.80

Common shares outstanding	634,117,970	595,485,028
Full-time equivalent employees	30,804	32,311

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31
(Dollars in Millions, Except Per Share Amounts)	2008	2007

Interest Income
Loans	$1,952	$2,056
Securities:
Taxable	112	97
Exempt from Federal income taxes	4	5
Trading assets	14	6
Other	43	46

Total interest income	2,125	2,210
Interest Expense
Deposits	662	686
Federal funds borrowed and security repurchase agreements	42	57
Borrowed funds	25	16
Long-term debt and capital securities	335	341

Total interest expense	1,064	1,100

Net Interest Income	1,061	1,110
Provision for Loan Losses	1,393	122

Net interest (expense) income after provision for loan losses	(332)	988
Noninterest Income
Securities gains, net	515	27
Deposit service charges	230	204
Loan sale revenue	89	75
Trust and investment management fees	80	74
Brokerage revenue	48	40
Leasing revenue	35	55
Other service fees	33	35
Insurance revenue	33	34
Card-related fees	32	32
Loan servicing revenue	16	32
Other	27	13

Total noninterest income	1,138	621
Noninterest Expense
Salaries, benefits, and other personnel	659	633
Net occupancy	88	78
Third-party services	82	86
Equipment	80	83
Foreclosed assets	49	10
Supplies and postage	36	41
Marketing and public relations	27	33
Impairment, fraud, and other losses	(197)	6
Other	188	186

Total noninterest expense	1,012	1,156

(Loss) income before income tax (benefit) expense	(206)	453
Income tax (benefit) expense	(35)	134

Net (Loss) Income	$(171)	$319

Net (Loss) Income Per Common Share
Basic	$(.27)	$.50
Diluted	(.27)	.50
Average Common Shares Outstanding
Basic	633,433,995	631,710,591
Diluted	633,433,995	640,533,750
Dividends declared per common share	$.21	$.39

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31	December 31	March 31
(Dollars in Millions, Except Per Share Amounts)	2008	2007	2007

Assets
Cash and demand balances due from banks	$3,102	$3,226	$3,222
Federal funds sold and security resale agreements	4,206	100	2,394
Securities available for sale, at fair value	8,449	8,731	7,208
Trading assets	1,068	982	594
Other investments	3,358	1,282	1,015
Loans held for sale or securitization:
Commercial	3	41	30
Commercial real estate, at fair value in 2008	656	508	173
Residential real estate, at fair value in 2008	3,490	3,741	8,198
Credit cards	387	—	—
Home equity lines of credit	—	—	2,292

Total loans held for sale or securitization	4,536	4,290	10,693
Portfolio loans:
Commercial	32,870	30,915	27,078
Commercial leases	4,328	4,437	4,095
Commercial construction	9,078	9,051	7,879
Commercial real estate	14,697	14,883	12,778
Residential real estate	28,699	30,243	24,966
Home equity lines of credit	18,076	18,079	14,322
Credit card and other unsecured lines of credit	3,542	3,915	2,959
Other consumer	4,569	4,499	5,489

Total portfolio loans	115,859	116,022	99,566
Allowance for loan losses	(2,582)	(1,762)	(1,104)

Net portfolio loans	113,277	114,260	98,462
Properties and equipment	2,051	2,082	1,993
Mortgage servicing rights	2,312	2,526	2,090
Goodwill	5,416	5,424	4,551
Accrued income and other assets	7,263	6,949	6,337

Total Assets	$155,038	$149,852	$138,559

Liabilities
Deposits:
Noninterest bearing	$18,117	$17,364	$17,314
NOW and money market	38,041	37,868	33,360
Savings	2,828	2,871	2,473
Consumer time	30,149	29,433	24,736
Other	5,165	3,110	3,565
Foreign	4,152	6,664	7,188

Total deposits	98,452	97,310	88,636
Federal funds borrowed and security repurchase agreements	5,570	5,100	5,968
Borrowed funds	5,408	2,055	1,858
Long-term debt and capital securities	28,437	27,892	24,319
Accrued expenses and other liabilities	3,948	4,087	4,608

Total Liabilities	$141,815	$136,444	$125,389

Stockholders’ Equity
Preferred stock	$—	$—	$—
Common stock	2,536	2,536	2,382
Capital surplus	6,304	6,375	4,962
Retained earnings	4,106	4,405	5,882
Accumulated other comprehensive income (loss)	277	92	(56)

Total Stockholders’ Equity	13,223	13,408	13,170

Total Liabilities and Stockholders’ Equity	$155,038	$149,852	$138,559

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31
(In Millions)	2008	2007

Operating Activities
Net (loss) income	$(171)	$319
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan losses	1,393	122
Depreciation, amortization and accretion	139	151
MSR fair value changes	326	141
Derivative (gains) losses, net	(214)	42
Gains on loans held for sale, sold or securitized, net	(38)	(101)
Other gains, net	(569)	(42)
Net (originations) sale proceeds of loans held for sale or securitization	(378)	(520)
Net change in trading assets and liabilities	(51)	58
Other operating activities, net	326	(426)

Net cash provided by (used in) operating activities	763	(256)

Lending and Investing Activities
Net (increase) decrease in federal funds sold, security resale agreements, and other investments	(6,182)	3,800
Purchases of available-for-sale securities	(166)	(861)
Proceeds from sale, maturities, calls, and prepayments of available-for-sale securities	991	1,798
Net (increase) decrease in portfolio loans	(1,215)	721
Proceeds from sales of loans	96	581
Proceeds from securitizations of loans	371	425
Net increase in properties and equipment	(59)	(2)
Net cash paid for acquisitions	—	(369)

Net cash (used in) provided by lending and investing activities	(6,164)	6,093

Deposit and Financing Activities
Net increase (decrease) in deposits	1,329	(2,001)
Net increase in federal funds borrowed and security repurchase agreements	470	221
Net increase in borrowed funds	3,349	215
Repayments of long-term debt	(5,061)	(2,972)
Proceeds from issuances of long-term debt and capital securities	5,350	627
Dividends paid	(133)	(255)
Issuances of common stock	—	134
Issuances of preferred stock	146	—
Repurchases of common stock	—	(2,116)
Excess tax benefit for share based payments	—	11
Net premiums paid for purchased call option and warrant of common stock	(173)	—

Net cash provided by (used in) deposit and financing activities	5,277	(6,136)

Net decrease in cash and demand balances due from banks	(124)	(299)
Cash and demand balances due from banks, January 1	3,226	3,521

Cash and Demand Balances Due from Banks, March 31	$3,102	$3,222

Supplemental Information
Cash paid (received) for:
Interest	$1,045	$1,147
Income taxes	(1)	351
Noncash items:
Transfers of portfolio loans and property to other real estate	264	138
Transfers of portfolio loans to held for sale	386	—
Transfers of held for sale loans to portfolio	186	1,655
Common shares and stock options issued for acquisitions	—	492

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Millions, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2007	$—	$2,529	$4,794	$7,329	$(71)	$14,581
Comprehensive income:
Net income				319		319
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(4)	(4)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					19	19

Total comprehensive income						334
Cumulative effect of change in accounting for uncertainty in income taxes				(24)		(24)
Common dividends declared, $.39 per share				(254)		(254)
Preferred dividends declared, $6.22 per share				—		—
Issuance of 4,559,561 common shares and other activity pursuant to stock-based compensation plans		19	139			158
Issuance of 13,654,061 common shares pursuant to acquisitions(1)		55	436			491
Repurchase of common shares		(221)	(407)	(1,488)		(2,116)

Balance, March 31, 2007	$—	$2,382	$4,962	$5,882	$(56)	$13,170

Balance, January 1, 2008	$—	$2,536	$6,375	$4,405	$92	$13,408
Comprehensive income:
Net loss				(171)		(171)
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					6	6
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net gains included in net income					179	179
Change in accumulated unrealized losses for pension and other postretirement obligations					—	—

Total comprehensive income						14
Cumulative effect of changes in accounting				9		9
Common dividends declared, $.21 per share			1	(134)		(133)
Preferred dividends declared, $3.35 per share				—		—
Issuance of 172,250 common shares and other activity pursuant to stock-based compensation plans			18	1		19
Other			(90)	(4)		(94)

Balance, March 31, 2008	$—	$2,536	$6,304	$4,106	$277	$13,223

(1)	Includes fair value of stock options exchanged.
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
Where the Corporation is a transferor of assets to an SPE, the assets sold to the SPE generally are no longer recorded on the balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (QSPE). Statement of Financial Accounting Standards 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when an SPE meets the definition of a QSPE. In determining whether to consolidate nonqualifying SPEs where assets are legally isolated from National City’s creditors, the Corporation considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Corporation currently services credit card, mortgage, and automobile loans that were sold to securitization trusts. Further discussion regarding these securitization trusts is included in Note 5.
Use of Estimates: The accounting and reporting policies of National City conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. Actual realized amounts could differ materially from those estimates. These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update National City’s 2007 Annual Report on Form 10-K (Form 10-K). These financial statements may not include all information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods and accordingly should be read in conjunction with the financial information contained in the Form 10-K. Management believes these unaudited consolidated financial statements reflect all adjustments, including those of a normal recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
Portfolio loans are carried at the principal amount outstanding net of unearned income, unamortized premiums or discounts, deferred loan origination fees and costs, and fair value adjustments, if any. Prior to January 1, 2008, all loans held for sale or securitization were carried at the lower of cost or fair value applied on an aggregate basis by type of loan. Effective January 1, 2008, residential and commercial real estate loans held for sale are carried at fair value under SFAS 159, The Fair Value Option for Financial Assets and Liabilities. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations. Management considers in its assessment the probability that buyer commitments may not close. In the absence of an active market, fair value is based upon a discounted cash flow model which utilizes inputs and assumptions which are believed to be consistent with market participants’ views.
When the Corporation sells a loan or group of loans which qualify as a sale pursuant to SFAS 140, the loans are removed from the balance sheet and a gain or loss is recognized in loan sale revenue.
Interest income is recognized utilizing the interest method. For portfolio loans, loan origination fees, fees for providing loan commitments that result in loans, certain direct origination costs, and unearned discounts are deferred and amortized into interest income utilizing the interest method to achieve a level effective yield over the term of the loan. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned. Loan origination costs are not eligible to be deferred on loans held for sale carried at fair value. These costs are expensed as incurred.
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
Commercial loans and leases and commercial loans secured by real estate are designated as nonaccrual when either principal or interest payments are 90 days or more past due (unless the loan is both well secured and in the process of collection), for which payment in full of both principal and interest is not expected, or which is maintained on a cash basis due to the deterioration of the financial condition of the borrower. When a loan is placed on nonaccrual, uncollected interest accrued in prior years is charged against the allowance for loan and lease losses, while uncollected interest accrued in the current year is reversed against interest income. Interest income is recorded on a cash basis during the period the loan is on nonaccrual provided that the collectibility of the remaining contractual amount due on the loan is reasonably assured. Nonaccrual commercial loans and leases and commercial loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable but not later than when the loan becomes 180 days past due.
Commercial and commercial real estate loans exceeding $5 million are evaluated for impairment in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires an allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral, if the loan is collateral dependent. All loans subject to evaluation and considered impaired are included in nonperforming assets as these loans are on nonaccrual status.
Loans secured by one-to-four family residential real estate, including home equity lines of credit and loans, are designated as nonaccrual based upon several factors including payment delinquency, bankruptcy status, and prior principal charge-offs. When a loan is placed on nonaccrual, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is reversed against interest income. Additionally, these loan types are generally charged off to the extent principal and interest due exceed the estimated realizable value of the collateral on the date the loan becomes 180 days past due, or at the earlier of the foreclosure sale or when an appraisal indicates a value less than the loan value.
Consumer loans are subject to mandatory charge-off at a specified delinquency date and, except for residential real estate loans, are usually not classified as nonaccrual prior to being charged off. Closed-end consumer loans, which include installment and student loans and automobile leases, are generally charged off in full no later than when the loan becomes 120 days past due. Open-end, unsecured consumer loans, such as credit card loans, are generally charged off in full no later than when the loan becomes 150 days past due.
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
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses within the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, probable recoveries under lender paid mortgage insurance, current economic events in specific industries and geographical areas, including unemployment levels, regulatory guidance, general economic conditions, and other pertinent factors. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, insurance coverage limits, estimation model imprecision, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is recorded based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted quarterly. When portfolio loans are identified for sale or securitization, the attributed loan loss allowance is reclassified to held for sale as a reduction to the carrying value of the loans. If a loss attributable to deterioration of the creditworthiness of the borrower is anticipated upon sale, a charge-off is recognized upon transfer.
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
Other Real Estate Owned: Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations, as well as bank premises qualifying as held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Property obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer, with any difference between the fair value of the property and the net carrying value of the loan either charged to the allowance for loan losses, or recorded in noninterest income after recovery of previously recognized charge-offs. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer, with the offset recorded in noninterest expense. Fair value write-downs, property maintenance costs, and gains or losses recognized upon the sale of foreclosed assets are recognized in noninterest expense on the date of sale.
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
Securities purchased with the intention of realizing short-term profits, or that are used to manage risk in other balance sheet assets and liabilities carried at fair value, are considered trading securities and are carried at fair value. Depending on the purpose for holding the securities, realized and unrealized gains and losses are included in either brokerage revenue, loan servicing revenue or other noninterest income in the statement of income. Interest on trading account securities is recorded in interest income. Loans are classified as trading when positions are bought and sold primarily to make profits on short-term appreciation or for other trading purposes. Trading loans are also included in trading assets on the balance sheet and are carried at fair value, with gains and losses included in other noninterest income. See Note 9 for further information on trading securities.
Debt securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities classified as held to maturity are carried at amortized cost.
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
Certain equity security investments that do not have readily determinable fair values and for which the Corporation does not exercise significant influence are carried at cost and classified either within other investments or other assets on the balance sheet depending on the frequency of dividend declarations. Cost method investments classified within other investments consist solely of shares of Federal Home Loan Bank and Federal Reserve Bank stock. These investments totaled $827 million, $808 million and $464 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. Cost method investments classified within other assets were $7 million, $7 million and $4 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. The Corporation’s investment in Visa Class B shares has no cost basis. Cost method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.
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
The fair values of publicly traded investments are determined using quoted market prices, subject to various discount factors related to sales restrictions and regulations, when appropriate. Investments that are not publicly traded are initially recorded at fair value equal to the purchase price, and subsequent adjustments to fair value are estimated in good faith by management. Factors used in determining the fair value of direct investments include consideration of the investee’s business model, current and projected financial performance, liquidity, management team, and overall economic and market conditions including changes in market outlook, the third-party financing environment and potential exit transactions. Factors used in determining the fair value of indirect investments include evaluation of the investments owned by the private equity funds, the general partner’s valuation techniques, and overall economic and market conditions. The fair value estimates of the investments are based upon currently available information and may not necessarily represent amounts that will ultimately be realized, which depend on future events and circumstances.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged, either on its own or in combination with a related contract, asset, or liability. Goodwill impairment testing is performed annually, or more frequently if events or circumstances indicate possible impairment. Goodwill is allocated to reporting units one level below business segments. Fair values of reporting units are determined using either market-based valuation multiples for comparable businesses if available, or discounted cash flow analyses based on internal financial forecasts and estimates of market participant assumptions. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss may be recognized. An impairment loss is measured as the excess of the carrying value of the goodwill of a reporting unit over its implied fair value. The implied fair value of goodwill represents the difference between the fair value of the reporting unit and the fair value of all of the assets and liabilities of that unit, including any unrecognized intangible assets. Goodwill impairment losses are recorded in other noninterest expense. Note 10 contains additional information regarding goodwill and the carrying values by major lines of business.
Intangible assets with finite lives include those associated with core deposits, credit cards, and other contractual or legal rights obtained in conjunction with an acquisition. Intangible assets are subject to impairment testing whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Core deposit intangibles are primarily amortized over a period not to exceed 10 years using an accelerated amortization method. Credit card intangibles are amortized over their estimated useful lives on a straight-line basis, which range from one to seven years. Other intangibles, primarily customer contracts and noncompete agreements, are amortized over the period benefited ranging from three to 11 years. Amortization expense for core deposits and other intangibles is recognized in noninterest expense. Note 10 includes a summary of other intangible assets.
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
Asset Securitizations: National City uses the securitization of financial assets as a source of funding. In a securitization, financial assets are transferred into trusts or to SPEs in transactions which are effective in legally isolating the assets from the Corporation. The Corporation’s bank subsidiary has securitized pools of credit card and automobile loans and its mortgage subsidiary has securitized mortgage loans. Where the transferor is a depository institution, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. Where the transferor is not a depository institution, legal isolation is accomplished through utilization of a two-step securitization structure. In addition, the Corporation has periodically purchased the guaranteed portion of Small Business Administration (SBA) loans from third-party lenders and then securitized these loans into SBA guaranteed pooled securities through the use of a fiscal and transfer agent approved by the SBA. The certificates were then sold directly to institutional investors, achieving legal isolation.
SFAS 140 requires a true sale analysis of the treatment of the transfer under state law as if the transferring equity was a debtor under the bankruptcy code. A true sale legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor, and the amount and nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met under SFAS 140, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted, including whether the SPE has complied with rules concerning qualifying special-purpose entities.
Legal opinions regarding legal isolation have been obtained for each credit card securitization. These opinions stated in their conclusions that the Federal Deposit Insurance Corporation (FDIC) regulation, Treatment by the Federal Deposit Insurance Corporation as Conservator or Receiver of Financial Assets Transferred by an Insured Depository Institution in Connection with a Securitization or Participation (Securitization Rule) would be applicable to the transfer of such assets. The Securitization Rule provides reasonable assurance that neither the FDIC acting as conservator or receiver for the transferring bank subsidiary, nor any other creditor of the bank, may reclaim or recover the assets from the securitization trust or recharacterize the assets as property of the transferring bank subsidiary or of the conservatorship or receivership for the bank. The opinion further reasoned, even if the Securitization Rule did not apply, then pursuant to various FDIC pronouncements, the FDIC would uphold the effectiveness of the security interest granted in the financial assets.
Legal opinions were also obtained for each automobile and mortgage loan securitization, which were all structured as two-step transfers. While noting each of these transactions fall within the meaning of a securitization under the Securitization Rule, in accordance with accounting guidance, an analysis was also rendered under state law as if the transferring subsidiary was a debtor under the bankruptcy code. The true sale opinion obtained for each of these transactions provides reasonable assurance that the purchased assets would not be characterized as the property of the transferring subsidiary’s receivership or conservatorship estate in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.
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
In accordance with SFAS 140, securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale, and each subsequent sale for revolving securitization structures, when the combined net sales proceeds and, if applicable, retained interests differ from the loans’ allocated carrying amount. Net gains or losses resulting from securitizations are recorded in loan sale revenue within noninterest income.
Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale or the trading securities portfolio. Retained interests from the credit card and automobile loan securitizations are classified as available-for-sale securities. Retained interests from the mortgage and SBA securitizations are classified as trading securities and are included in trading assets on the balance sheet. Subsequent adjustments to the fair value of retained interests classified as available for sale are recorded through accumulated other comprehensive income within stockholders’ equity, or in security losses in the income statement if the fair value has declined below the carrying amount, and such decline has been determined to be other-than-temporary. Fair value adjustments to retained interests classified as trading securities are recorded in other noninterest income while other-than-temporary impairments are recorded within security (losses) gains, net.
The fair value of retained interests is estimated at the time of sale and at each subsequent reporting date by using a cash flow valuation model which calculates the present value of the estimated cash flows of retained interests. Assumptions and estimates used in the cash flow model consist of credit loss rates, loan prepayment rates, loan pool characteristics such as loan interest rates and expected life of the loans, the cost of funds, servicing fees and costs, and discount rates commensurate with the risks involved. On a monthly basis, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. If past performance or market conditions dictate, assumptions are revised and the present value of future retained interest cash flows is recalculated to reflect the assumptions that a market participant would use to value these retained interests. Refer to Note 5 for further analysis of the assumptions used in the determination of fair value of retained interests. The value of these retained interests represent National City’s maximum loss exposure with respect to securitization vehicles. The investors in the asset-backed securities issued by the SPEs have no further recourse against the Corporation if cash flows generated by the securitized assets are inadequate to service the obligations of the SPEs.
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
Servicing Assets: The Corporation periodically sells or securitizes loans while retaining the obligation to perform the servicing of such loans. In addition, the Corporation may purchase or assume the right to service loans originated by others. Whenever the Corporation undertakes an obligation to service a loan, management assesses whether a servicing asset or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to exceed current market servicing prices. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Corporation for its expected costs. Servicing assets related to residential real estate loans are separately presented on the balance sheet as mortgage servicing rights (MSRs). Servicing assets associated with the sale or securitization of commercial real estate and other consumer loans are presented within other assets on the balance sheet. The Corporation does not presently have any servicing liabilities.
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
The Corporation applies the guidance in FIN 39, Offsetting of Amounts Related to Certain Contracts, as amended, to its derivative positions. Accordingly, derivatives are recognized on the consolidated balance sheet at fair value on a net basis, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to offset positive and negative positions with the same counterparty. The Corporation also obtains collateral in connection with its derivative activities. Required collateral levels vary depending on the counterparty. The Corporation also nets cash collateral against the applicable derivative exposures by offsetting its obligations to return or its right to reclaim cash collateral against the fair values of the derivatives being collateralized. Net derivative assets and liabilities are presented in other assets and other liabilities respectively in the consolidated balance sheet.
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
Dividends paid on restricted stock and restricted stock unit awards are charged to retained earnings for awards that are expected to vest. In accordance with EITF 06-11, beginning in 2008, the Corporation accounts for the realized income tax benefits from the dividends paid on these awards as an increase to additional paid-in capital. The amount recognized in additional paid in capital for the realized income tax benefit from the dividends paid will be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards pursuant to SFAS 123 (R), Share-Based Payment. The related tax benefits will not be recognized until the income tax deduction reduces income taxes payable. When an award is not expected to vest, the dividends are recognized as compensation cost. The income tax benefits associated with the dividends paid to the recipients of these awards in prior periods were recognized as a component of income tax provision.
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
Stock Repurchases: The Corporation may repurchase shares of its outstanding common stock through open market purchases or other methods. Repurchased shares are recorded as treasury shares on the trade date using the par value method, and the cash paid is allocated to common stock, capital surplus, and retained earnings. Treasury shares are available for reissuance upon exercise of employee stock awards.
Fair Value Measurements: The Corporation records certain of its assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, trading loans and securities, commercial and residential real estate loans held for sale, derivative instruments, principal investments, and mortgage servicing rights are carried at fair value on a recurring basis. Fair value measurements are also utilized to determine the initial value of certain assets and liabilities, to perform impairment assessments, and for disclosure purposes. The Corporation uses quoted market prices and observable inputs to the maximum extent possible when measuring fair value. In the absence of quoted market prices, various valuation techniques are utilized to measure fair value. When possible, observable market data for identical or similar financial instruments are used in the valuation. When market data is not available, fair value is determined using valuation models that incorporate management’s estimates of the assumptions a market participant would use in pricing the asset or liability.
The Corporation classifies its fair value measurements within one of three levels based on the observability of the inputs used to determine fair value, as follows:
Level 1 — The valuation is based on quoted prices in active markets for identical instruments.
Level 2 — The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 — The valuation is based on unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar techniques that incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument, or valuations that require significant management judgment or estimation.
Reclassifications of Derivative Instruments Potentially Settled in the Corporation’s Common Stock: The Corporation accounts for the call option to purchase National City common shares and the common stock warrants related to the issuance of its convertible senior notes as freestanding derivative instruments under the requirements of EITF 00-19, “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). EITF 00-19 requires that instruments be classified as assets, liabilities or equity based on how the instruments can be settled. The classification is based on the concept that instruments that require net-cash settlement are assets or liabilities and instruments that require settlement in shares are equity instruments. EITF 00-19 requires that management reassess the classification of such instruments each balance sheet date and the instruments may be entirely or partially reclassified based on the existing facts and circumstances. For example, a portion of equity instruments may be reclassified to a liability to the extent the Corporation does not have a sufficient number of shares authorized to settle the derivative instruments requiring the issuance of shares. However, the equity instruments that are supported by authorized, but unissued, shares could remain classified as equity. Should a partial reclassification occur, the Corporation has elected to reclassify the instruments with the latest maturity dates first.
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
Fair Value Measurements: In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which replaces various definitions of fair value in existing accounting literature with a single definition, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. The Corporation adopted SFAS 157, as amended, on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.
The Corporation also adopted the provisions of FASB Staff Position (FSP) No. 157-2, which defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. Items affected by this deferral include goodwill and long-lived assets for which any necessary impairment analyses are performed using fair value measurements. The Corporation does not expect the adoption of FSP No. 157-2 to have a material impact on financial condition, results of operations, or liquidity.
Fair Value Option: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. The statement allows an entity to elect to measure certain financial assets and liabilities at fair value with changes in fair value recognized in the income statement each period. The statement also requires additional disclosures to identify the effects of an entity’s fair value election on its earnings. On January 1, 2008, the Corporation elected the fair value option for residential and commercial real estate loans held for sale. Previously, these loans were carried at the lower of cost or fair value after consideration of any SFAS 133 valuation adjustments. Interest rate risk related to these loans was hedged with derivative instruments and application of the fair value option allows for both the loans and the derivatives to be carried at fair value without the requirements of qualifying for hedge accounting under SFAS 133. The election was applied to existing residential and commercial real estate loans held for sale as of January 1, 2008 and is also being applied prospectively to the same types of loans originated or purchased as held for sale. As of the adoption date, the carrying value of the existing loans held for sale was adjusted to fair value through a cumulative-effect adjustment to beginning retained earnings. This adjustment represented an increase in value of $12 million pretax ($8 million net of tax). Prospectively, fair value accounting for residential and commercial real estate loans held for sale will accelerate the recognition of some gains and losses previously recognized at the time of sale but otherwise is not expected to have a material impact on financial condition, results of operations, or liquidity.

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
Effective January 1, 2008, the Corporation adopted a net presentation for certain derivative positions and related cash collateral pursuant to the guidance in FIN 39 and FSP FIN 39-1. The application of this guidance resulted in reclassifications of cash collateral placed with counterparties from short-term investments and cash collateral held from counterparties from foreign deposits to other liabilities and other assets, respectively, and also resulted in the netting of certain derivative liabilities against derivative assets. As of March 31, 2008, other assets and other liabilities were each reduced by $1.6 billion as a result of applying this guidance. The December 31, 2007 balance sheet was also restated for this guidance which resulted in a reduction in other assets and other liabilities of $522 million. The effect on other assets and other liabilities for balance sheet periods prior to December 31, 2007 was not material.
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified the consensus reached in EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Corporation adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The adoption of EITF 06-11 did not have a material impact on financial condition, results of operations, or liquidity.
Accounting for Written Loan Commitments Accounted for at Fair Value: In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Corporation adopted the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007 related to residential and commercial real estate loans held for sale that are accounted for as derivatives under SFAS 133. The Corporation does not account for any other written loan commitments at fair value through earnings. The impact of SAB 109 will accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date. For the first quarter of 2008 the adoption of SAB 109 resulted in an increase in loan sale revenue of $34 million.
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
The Corporation will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. At March 31, 2008, the Corporation’s acquired deferred income tax valuation allowances and income tax contingencies totaled $2 million and $32 million, respectively. Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.
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
At March 31, 2008, noncontrolling interests in subsidiaries totaled approximately $145 million and were included in accrued expenses and other liabilities on the consolidated balance sheet. Management is currently evaluating the effects, if any, that SFAS 160 will have upon adoption as this standard will affect the presentation and disclosure of noncontrolling interests in the consolidated financial statements.
Derivative Instrument and Hedging Activity Disclosures: In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. In order to meet these expanded disclosure objectives, SFAS 161 will require entities to disclose the objectives and strategies for using derivatives, information about the volume of derivative activity, fair value amounts of and gains and losses on derivative instruments in tabular format, and credit-risk contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is permitted. Management is currently evaluating the effects that SFAS 161 will have on its disclosure of derivatives and hedging activities in the consolidated financial statements.
3.  Acquisitions
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
Assets and liabilities of acquired entities are recorded at estimated fair values as of respective acquisition dates, and the results of acquired entity operations are included in income from those dates. The fair values of acquired assets and liabilities, including identifiable intangible assets, are finalized as quickly as possible following an acquisition. The purchase price allocation for Fidelity was completed in 2007. The MAF purchase price allocation is substantially complete; however, valuations may be subject to revision as additional information becomes available. Purchase accounting adjustments determinable within 12 months of acquisition date result in adjustments to goodwill.
The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocation and resulting goodwill for MAF:

(In Millions)

Purchase price	$1,843
Carrying value of net assets acquired	699

Excess of purchase price over carrying value of net assets acquired	1,144
Purchase accounting adjustments:
Securities	—
Portfolio loans and loans held for sale	(11)
Premises and equipment	(3)

(In Millions)
Mortgage servicing rights	(17)
Other assets	22
Deposits	(5)
Borrowings	(2)
Severance and exit costs	40
Other liabilities	11
Deferred taxes	49

Subtotal	1,228

Core deposit intangibles	154
Other identifiable intangible assets	1

Goodwill	$1,073

The following table summarizes the estimated fair value of MAF’s net assets acquired:

(In Millions)

Assets
Cash and cash equivalents	$142
Federal funds sold	108
Securities	1,822
Loans, net of allowance for loan losses	7,075
Premises and other equipment	168
Goodwill and other intangibles	1,228
Mortgage servicing rights	36
Other assets	337

Total Assets	10,916
Liabilities
Deposits	7,351
Borrowings	1,471
Other liabilities	251

Total Liabilities	9,073

Fair value of net assets acquired	$1,843

4. Restructuring Charges
Restructuring programs consist of acquisition integration related activities as well as other strategic initiatives. During the three month periods ended 2008 and 2007, the Corporation recorded severance and other employee-related expense of $12 million and $8 million, respectively. The severance charges during the first quarter of 2008 were primarily related to staffing reductions in the mortgage business and in corporate support units. The severance charges during the first quarter of 2007 were primarily related to termination costs related to acquisitions, divestitures and other business activities. Severance and other employee-related costs incurred during the first quarter of 2008 and 2007 included $3 million and $2 million, respectively, of retention benefits for employees associated with acquired or divested units.
Acquisition integration plans were formulated prior to the completion of each acquisition. Costs incurred for acquisition-related employee terminations consist of severance, retention, and outplacement benefits. Severance and outplacement benefit costs were recognized in the allocation of the purchase price to acquired assets and liabilities. Retention benefits were recorded to salaries expense over the required service period. Costs relating to the exit of certain acquired businesses, facility leases, and other contract termination costs were also recognized in the allocation of the purchase price to acquired assets and liabilities. The activity shown in the table below includes severance and restructuring costs associated with the MAF Bancorp acquisition which was completed on September 1, 2007. Payments will continue to be made for acquisition-related integration costs through April 2010 for severance benefits and through January 2013 for lease obligations related to vacated facilities.
Severance and other employee-related costs associated with other strategic initiatives and incurred in the normal course of business are recorded in salaries, benefits and other personnel costs in the income statement. These payments are scheduled to occur through July 2009. Other restructuring costs, which consist primarily of consulting and lease exit costs unrelated to acquisitions, are recorded in third-party services and other noninterest expense, respectively, and are scheduled to occur through December 2010.
Activity in the severance and restructuring liability for the three month periods ended March 31, 2008 and 2007 is presented in the following table. Historically, the majority of severance and other termination expenses have been recorded as unallocated corporate charges within the Parent and Other segment. However, in the first quarter of 2008, severance and other employee-related costs of $7 million, directly associated with staffing reductions in mortgage operations, were recorded within the Mortgage Banking segment.

	Three Months Ended
	March 31, 2008
(In Millions)	Acquisitions	Other	Total

Beginning balance	$52	$81	$133
Severance and other employee related costs:
Charged to expense	—	12	12
Recognized in purchase price allocation	3	—	3
Payments	(24)	(34)	(58)
Exit costs, contract terminations and other:
Charged to expense	—	5	5
Recognized in purchase price allocation	—	—	—
Payments	(3)	(4)	(7)

Ending balance	$28	$60	$88

	Three Months Ended
	March 31, 2007
(In Millions)	Acquisitions	Other	Total

Beginning balance	$41	$32	$73
Severance and other employee related costs:
Charged to expense	2	6	8
Recognized in purchase price allocation	17	—	17
Payments	(13)	(13)	(26)
Exit costs, contract terminations and other:
Charged to expense	—	—	—
Recognized in purchase price allocation	8	—	8
Payments	(3)	—	(3)

Ending balance	$52	$25	$77

5.  Securitization Activity
The Corporation has securitized pools of credit card, mortgage, automobile, and Small Business Administration (SBA) loans. Recent securitization activities are described below.
Credit Card: In the first quarter of 2007, the Corporation securitized a $425 million pool of credit card receivables (Series 2007-1) following the maturity of its Series 2002-1 securitization. A pretax gain of approximately $2 million was recognized on this transaction within loan sale revenue. Transaction costs were capitalized and are amortized over the revolving period of four years.
Retained interests of $31 million were recognized at the date of sale. Retained interests associated with the above transactions included a seller’s interest in the loans, accrued interest, and an interest-only strip. The initial carrying values of these retained interests were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at their respective dates of sale. The fair value of the interest-only strips was estimated by discounting the projected future cash flows of these securities. Key assumptions utilized in determining the initial value of the interest-only strip follow:

Weighted-average life (in months)	3.1
Variable annual coupon rate to investors	5.39%
Monthly principal repayment rate	19.19
Expected annual credit losses	4.04
Annual discount rate	15.00
Yield	13.13

The Corporation retained the right to service these loans. Servicing fees to be received approximated the current market rate for servicing fees; therefore, no servicing asset or liability was recognized.
Mortgages: In 2008, the Corporation securitized $390 million of jumbo mortgages (Series 2008-1) consisting of a mix of adjustable-rate and fixed-rate 30 year mortgages. A pretax loss of $.6 million was recorded on this transaction within loan sale revenue. Transaction costs of $2 million were included as a component of the loss on sale. Retained interests in the securitized loans recognized upon sale consisted of a subordinated interest in the securitized loans. Retained interests were valued at the date of sale by allocating the previous carrying amount between assets sold and the retained interest based on their relative fair values at the date of sale. The initial carrying value of the subordinated retained interest was $13 million. The Corporation also retained the right to service these loans and a servicing asset of $3 million was recognized at the date of sale. Key assumptions utilized in determining the initial value of the servicing asset follow:

Weighted-average life (in months)	4.3
Monthly prepayment speed (ABS)	22.61%
Annual discount rate	6.80
Weighted average coupon	6.64

Automobile: In 2008, the Corporation will have the option to exercise an early clean-up call on its Series 2004-A securitization of automobile loans.
Securitized and Managed Loans:
A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows:

			Three Months Ended
	As of March 31, 2008		March 31, 2008
		Loans Past Due 30
	Principal	Days or	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses

Type of loan:
Credit Card	$3,251.9	$142.5	$3,224.5	$46.7
Mortgages	1,410.2	100.9	1,364.2	11.4
Automobile	612.7	17.4	687.8	2.4
SBA	145.4	11.9	154.5

Total loans managed or securitized	5,420.2	272.7	5,431.0	60.5
Less loans securitized:
Credit Card	1,450.0	53.0	1,450.0	18.0
Mortgages	371.3	—	188.5	—
Automobile	552.2	14.0	620.8	2.4
SBA	145.4	11.9	154.5	—
Less loans held for securitization:
Credit Card	386.2	—	152.8	—
Mortgages	251.5	—	373.9	—

Loans held in portfolio	$2,263.6	$193.8	$2,490.5	$40.1

			Three Months Ended
	As of March 31, 2007		March 31, 2007
		Loans Past Due 30
	Principal	Days or	Average	Net Credit
(In Millions)	Balance	More	Balances	Losses

Type of loan:
Credit Card	$2,581.4	$99.9	$2,622.8	$31.1
Automobile	1,366.8	26.7	1,494.0	3.4
SBA	223.7	33.8	229.5	—

Total loans managed or securitized	4,171.9	160.4	4,346.3	34.5
Less loans securitized:
Credit Card	1,450.0	36.0	1,081.7	10.8
Automobile	1,216.7	19.2	1,326.7	3.6
SBA	223.7	33.8	229.5	—
Less loans held for securitization:
Credit Card	—	—	368.3	—

Loans held in portfolio	$1,281.5	$71.4	$1,340.1	$20.1

Certain cash flows received from the securitization trusts follow:

	Three Months Ended				Three Months Ended
	March 31, 2008				March 31, 2007
	Credit				Credit
(In Millions)	Card	Automobile	Mortgage	SBA	Card	Automobile	SBA

Proceeds from new securitizations	$—	$—	$373.9	$—	$425.0	$—	$—
Proceeds from collections reinvested in previous securitizations	792.5	—	—	—	587.1	—	—
Servicing fees received	7.3	1.6	.1	—	5.4	3.4	—
Other cash flows received on interests that continue to be held	25.6	.8	.3	.5	15.7	1.7	.7
Proceeds from sales of previously charged-off accounts	.8	—	—	—	.7	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	—	—

The Corporation holds certain interests in securitized credit card, mortgage and automobile loans consisting of interest-only strips and servicing assets. The table below presents the weighted-average assumptions used to measure the fair values of these retained interests as of March 31, 2008. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

		Weighted-	Variable	Monthly	Expected
		Average	Annual	Principal	Annual	Annual
	Fair	Life	Coupon Rate to	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)	Investors	Rate	Losses	Rate	Yield

Credit Card Loans
Interest-only strips	$13.3	3.2	2.77%	18.17%	4.50%	15.00%	12.84%
Decline in fair value of 10% adverse change			$1.0	$1.0	$1.7	$—	$4.8
Decline in fair value of 20% adverse change			2.1	1.7	3.4	—	9.6

			Monthly	Expected
		Weighted-	Prepayment	Cumulative	Annual	Weighted-
	Fair	Average Life	Speed	Credit	Discount	Average
(Dollars in Millions)	Value	(in months)	(% ABS)(a)	Losses	Rate	Coupon

Automobile Loans
Interest-only strip	$14.4	2.1	1.26%	1.61%	12.00%	7.03%
Decline in fair value of 10% adverse change			$—	$2.0	$0.1	$2.0
Decline in fair value of 20% adverse change			—	4.1	0.3	4.0
Servicing asset	$2.5	5.0	1.26%	1.61%	10.11%	7.03%
Decline in fair value of 10% adverse change			$0.2	$—	$—	$—
Decline in fair value of 20% adverse change			0.3	—	—	—

		Weighted-	Monthly
		Average	Prepayment		Weighted-
	Fair	Life	Speed(c)	Annual	Average
(Dollars in Millions)	Value	(in months)	(% ABS)	Discount Rate(b)	Coupon

Mortgages
Servicing asset	$3.61	4.3	22.61%	6.80%	6.64
Decline in fair value of 10% adverse change			$0.2	$0.1	$0.7
Decline in fair value of 20% adverse change			0.4	0.2	0.9

(a)	Absolute prepayment speed.

(b)	Spread over the forward interest rate swap rates.

(c)	Includes credit losses

6.  Leases
National City leases commercial equipment and automobiles to customers. The leases are classified as either lease financings or operating leases based on the terms of the lease arrangement. When a lease is classified as a lease financing, the future lease payments, net of unearned income and the estimated residual value of the leased property at the end of the lease term, are recorded as an asset within the loan portfolio. The amortization of the unearned income is recorded as interest income. When a lease is classified as an operating lease, the cost of the leased property, net of depreciation, is recorded as equipment leased to others on the Consolidated Balance Sheet. Rental income is recorded in noninterest income while the depreciation on the leased property is recorded in noninterest expense. At the expiration of a lease, the leased property is either sold or a new lease agreement is initiated.
Lease Financings: Lease financings, included in portfolio loans on the Consolidated Balance Sheet, consist of direct financing and leveraged leases of commercial and other equipment, primarily computers and office equipment, manufacturing and mining equipment, commercial trucks and trailers, medical, construction, service-related equipment, along with retail automobile lease financings. Commercial equipment lease financings are included in commercial leases, while automobile lease financings are included in other consumer loans. The Corporation no longer originates automobile leases; accordingly, this portfolio will run off over time as the leases expire and the automobiles are sold.
A summary of lease financings by type follows:

	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Commercial
Direct financings	$4,173	$4,280	$3,918
Leveraged leases	155	157	177

Total commercial lease financings	4,328	4,437	4,095
Consumer
Retail automobile lease financings	110	142	265

Total net investment in lease financings	$4,438	$4,579	$4,360

The components of the net investment in lease financings by type follow:

	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Commercial
Lease payments receivable	$4,584	$4,711	$4,322
Estimated residual value of leased assets	396	393	388

Gross investment in commercial lease financings	4,980	5,104	4,710
Unearned income	(652)	(667)	(615)

Total net investment in commercial lease financings	$4,328	$4,437	$4,095

Consumer
Lease payments receivable	$27	$39	$93
Estimated residual value of leased assets	87	109	187

Gross investment in consumer lease financings	114	148	280
Unearned income	(4)	(6)	(15)

Total net investment in consumer lease financings	$110	$142	$265

A rollforward of the residual value component of lease financings by type follows:

	Three Months Ended
	March 31
(In Millions)	2008	2007

Commercial
Beginning balance	$393	$409
Additions	22	31
Runoff	(18)	(52)
Write-downs	(1)	—

Ending balance	$396	$388

Consumer
Beginning balance	$109	$202
Runoff	(22)	(15)

Ending balance	$87	$187

Equipment Leased to Others: Equipment leased to others represents equipment owned by National City that is leased to customers under operating leases. Commercial equipment includes aircraft, commercial trucks and trailers, manufacturing, construction, service-related equipment, medical, and office equipment leased to commercial customers while consumer equipment consists of automobiles leased to retail customers. The totals below also include the carrying value of any equipment previously leased to customers under either operating or financing leases that are in the process of being either renewed or sold. Equipment leased to others is presented with property and equipment on the balance sheet.
A summary of the net carrying value of equipment leased to others by type follows:

	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Commercial
Cost	$547	$543	$584
Accumulated depreciation	(199)	(188)	(159)

Net carrying value of commercial leased equipment	348	355	425
Consumer
Cost	18	46	130
Accumulated depreciation	(8)	(26)	(55)

Net carrying value of consumer leased equipment	10	20	75

Total net carrying value of equipment leased to others	$358	$375	$500

7.  Loans, Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
Total portfolio loans outstanding are recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments of $725 million, $777 million, and $513 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. Effective January 1, 2008, the Corporation elected the fair value option for residential and commercial real estate loans held for sale. Prior to this date, all loans held for sale were recorded at the lower of cost or fair value, on an aggregate basis by loan type unless in a SFAS 133 hedging relationship.
The Corporation has the option to repurchase certain delinquent loans that were sold in prior periods. The Corporation has recognized these loans and the related repurchase obligation on its balance sheet as assets and other borrowed funds, respectively. Detail follows:

	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Residential real estate portfolio loans	$319	$334	$251
Commercial real estate loans held for sale	3	3	17

Total	$322	$337	$268

Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31
(In Millions)	2008	2007

Balance at beginning of period	$1,762	$1,131
Provision for loan losses	1,393	122
Charge-offs	(584)	(182)
Recoveries	46	35

Net charge-offs	(538)	(147)
Other(a)	(35)	(2)

Balance at end of period	$2,582	$1,104

(a)	Includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and reinsurance claims paid to third parties.
Activity in the allowance for losses on lending-related commitments follows:

	Three Months Ended
	March 31
(In Millions)	2008	2007

Balance at beginning of period	$65	$78
Net provision (benefit) for credit losses on lending-related commitments	2	(15)

Balance at end of period	$67	$63

Nonperforming loans totaled $2.3 billion, $1.1 billion, and $536 million as of March 31, 2008, December 31, 2007, and March 31, 2007, respectively. For loans classified as nonperforming at March 31, 2008, the contractual interest due and actual interest recognized on those loans during the first quarter 2008 was $66 million and $21 million, respectively.
Impaired loans, as defined under SFAS 114, are included in nonperforming loans. Average impaired loans for the first three months of 2008 and 2007, totaled $396 million and $184 million, respectively. During the first three months of 2008 and 2007, interest recognized on impaired loans while they were considered impaired was not material. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The following table presents details on the allowance for loan losses related to impaired loans.

	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Impaired loans with an associated allowance	$320	$208	$103
Impaired loans without an associated allowance	139	126	75

Total impaired loans	$459	$334	$178

Allowance for loan losses allocated to impaired loans	$86	$48	$25

8.  Securities Available for Sale and Held to Maturity
Available for sale Securities by security type follow:

	Amortized	Unrealized	Unrealized	Fair
(In Millions)	Cost	Gains	Losses	Value

March 31, 2008
U.S. Treasury	$1,055	$92	$—	$1,147
Federal agency	209	7	—	216
Mortgage-backed securities	6,474	96	164	6,406
Asset-backed and corporate debt securities	183	—	10	173
States and political subdivisions	306	5	—	311
Other	190	14	8	196

Total securities	$8,417	$214	$182	$8,449

December 31, 2007
U.S. Treasury	$1,056	$43	$—	$1,099
Federal agency	262	5	—	267
Mortgage-backed securities	6,610	38	64	6,584
Asset-backed and corporate debt securities	204	—	13	191
States and political subdivisions	382	4	—	386
Other	194	12	2	204

Total securities	$8,708	$102	$79	$8,731

March 31, 2007
U.S. Treasury	$979	$5	$10	$974
Federal agency	246	3	1	248
Mortgage-backed securities	5,195	23	39	5,179
Asset-backed and corporate debt securities	130	2	—	132
States and political subdivisions	452	6	1	457
Other	206	12	—	218

Total securities	$7,208	$51	$51	$7,208

Other securities included retained interests from securitizations as well as equity securities.
The following table presents the age of gross unrealized losses and associated fair value by investment category.

	March 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Millions)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agency	—	—	—	—	—	—
Mortgage-backed securities	1,856	128	600	36	2,456	164
Asset-backed securities	92	10	2	—	94	10
States and political subdivisions	4	—	14	—	18	—
Other	47	8	—	—	47	8

Total	$1,999	$146	$616	$36	$2,615	$182

See the Financial Condition section of Management’s Discussion and Analysis for management’s assessment of available for sale securities for other-than-temporary impairment.
At March 31, 2008, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $8 billion. At March 31, 2008, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.
For the three months ended March 31, 2008 and 2007, gross gains on available-for-sale securities were $1 million and $29 million, respectively, while gross losses on available-for-sale securities were $18 million and $2 million, respectively. Included with the gross losses recognized for March 31, 2008 were $16 million of other-than-temporary impairment. Proceeds from sales of available-for-sale securities were $82 million and $1.5 billion for the three months ended March 31, 2008 and 2007, respectively.
Held to maturity securities had an amortized cost of $6 million at both March 31, 2008 and December 31, 2007, and a fair value of approximately $4 million and $6 million at March 31, 2008, and December 31, 2007, respectively. No securities were classified as held to maturity at March 31, 2007.
9.  Trading Assets and Liabilities
Securities and loans are classified as trading when they are purchased with the expectation that they will be sold within a short period of time, typically for the purpose of making short-term profits. Certain securities used to manage risk related to mortgage servicing assets are also classified as trading. Derivative instruments are classified as trading when entered into to take proprietary risk positions or to provide risk management services to customers. All trading instruments are carried at fair value. Further detail on fair value measurements is included in Note 23. A large portion of the trading securities portfolio represented principal-only mortgage-backed securities used to economically hedge mortgage servicing assets. These securities comprised 52%, 76%, and 34% of total trading securities as of March 31, 2008, December 31, 2007, and March 31, 2007, respectively. As of March 31, 2008, 32% of the trading securities portfolio represented variable rate demand obligations (VRDOs) issued by municipal and corporate issuers which were underwritten by the Corporation and were purchased from the original investor and are in the process of being remarketed to other third-party investors. Further discussion regarding VRDOs is included in Note 19. Other trading securities held include U.S. government agency and agency mortgage- backed securities, U.S. Treasury securities, and other corporate and municipal obligations and equity securities. Trading loans primarily includes syndicated commercial loans traded within the secondary market for these types of loans. Trading securities and loans are classified within trading assets on the balance sheet.
Trading derivative instruments principally represent interest-rate swap and option contracts and foreign currency futures and forwards contracts entered into to meet the risk management needs of commercial banking customers. The fair values of trading derivatives in the table below are presented on a gross basis and do not include the effects of master netting agreements. The fair values of trading derivatives are included in other assets and other liabilities on the balance sheet. Further detail on derivative instruments is included in Note 22.
Trading liabilities also include securities sold short, which are obligations to purchase securities that have already been sold to other third parties. Liabilities for securities sold short are classified with borrowed fund on the balance sheet.
The following table presents the fair values of trading assets and liabilities:

	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Trading assets:
Securities	$1,035	$804	$504
Loans	33	178	90
Derivative instruments	403	235	123

Total trading securities, loans, and derivative instruments	$1,471	$1,217	$717

Trading liabilities:
Securities sold short	$12	$8	$46
Derivative instruments	391	202	99

Total trading liabilities	$403	$210	$145

Trading income (loss) includes both net interest income from trading securities, loans, and securities sold short, and gains and losses from changes in the fair value of trading instruments. Gains and losses on trading instruments are included either within loan servicing revenue, brokerage revenue, or other income on the income statement. Total income (loss) from trading activities was as follows:

	Three Months Ended
	March 31
(In Millions)	2008	2007

Net interest income	$14	$6
Gains (losses) in noninterest income:
Securities and securities sold short	(61)	(1)
Loans	(3)	—
Derivative instruments	(16)	9

Subtotal	(80)	8
Total net trading (loss) income	$(66)	$14

10.  Goodwill and Other Intangible Assets
The carrying value of goodwill was $5.4 billion at both March 31, 2008 and December 31, 2007, and $4.6 billion at March 31, 2007, respectively. The acquisition of MAF Bancorp in September 2007 increased goodwill by approximately $1.1 billion. No impairment of goodwill was recognized in either of the three months ended March 31, 2008 or 2007. An impairment was recognized in 2007 of $181 million of goodwill assigned to the Mortgage Banking line of business. As a result, there is no goodwill remaining in the Mortgage Banking business.
A rollforward of goodwill by line of business for the three months ended March 31, 2008 follows:

	January 1	Goodwill	Impairment	March 31
(In Millions)	2008	Adjustments(a)	Losses	2008

Retail Banking	$2,728	$(2)	$—	$2,726
Commercial Banking – Regional	2,081	(8)	—	2,073
Commercial Banking – National	349	1	—	350
Mortgage Banking	—	—	—	—
Asset Management	266	1	—	267
Parent and Other	—	—	—	—

Total	$5,424	$(8)	$—	$5,416

(a)	Represents goodwill associated with acquisitions, purchase accounting adjustments, as well as the realignment of goodwill among segments.
Finite-lived intangible assets capitalized on the balance sheet include core deposit, credit card and other intangibles. A summary of these intangible assets follows:

	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Core deposit intangibles
Gross carrying amount	$475	$475	$321
Less: accumulated amortization	163	144	96

Net carrying amount	312	331	225

Credit card intangibles
Gross carrying amount	6	6	8
Less: accumulated amortization	4	4	3

Net carrying amount	2	2	5

Other intangibles
Gross carrying amount	47	79	62
Less: accumulated amortization	23	56	41

Net carrying amount	24	23	21

Total finite-lived intangibles
Gross carrying amount	528	560	391
Less: accumulated amortization	190	204	140

Net carrying amount	$338	$356	$251

Amortization expense on finite-lived intangible assets totaled $20 million and $17 million for the three months ended March 31, 2008 and 2007, respectively. Amortization expense on finite-lived intangible assets is expected to total $70 million, $58 million, $48 million, $38 million, and $27 million for fiscal years 2009 through 2013, respectively.

11.  Servicing Assets
The Corporation has obligations to service residential mortgage loans, commercial real estate loans, automobile loans, and other consumer loans. Classes of servicing assets are identified based on loan type and the method of managing the risks associated with these assets. A description of the various classes of servicing assets follows.
Residential Mortgage Servicing Rights: The Corporation recognizes mortgage servicing right (MSR) assets on residential real estate loans when it retains the obligation to service these loans upon sale and the servicing fee is more than adequate compensation. MSRs are subject to declines in value principally from actual or expected prepayments of the underlying loans. The Corporation manages this risk by hedging the fair value of MSRs with securities and derivative instruments which are expected to increase in value when the value of MSRs declines.
Changes in the carrying value of MSRs, accounted for at fair value, follow:

	For the Three Months Ended
	March 31
(In Millions)	2008	2007

Balance at beginning of period	$2,526	$2,094
Additions:
From loans sold with servicing retained	112	129
From acquisitions	—	7
Changes in fair value due to:
Time decay and payoffs(a)	(110)	(85)
All other changes in valuation inputs or assumptions(b)	(216)	(55)

Fair value of MSRs at end of period	$2,312	$2,090

Unpaid principal balance of loans serviced for others	$177,857	$164,733

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.

(b)	Represents MSR value change resulting primarily from market-driven changes in interest rates.
The fair value of MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. Expected mortgage loan prepayment assumptions are estimated by an internal proprietary model and consider empirical data drawn from the historical performance of the Corporation’s managed loan servicing portfolio. The current mortgage interest rates influence the expected prepayment rate and therefore, the length of the cash flows associated with the servicing asset, while the discount rate determines the present value of those cash flows. Future interest rates are another significant factor in the valuation of MSRs. During the first quarter of 2008, the Corporation’s MSR valuation model incorporated market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. During the first quarter of 2007, the MSR valuation model assumed that interest rates remained constant over the life of the servicing asset cash flows.
On a quarterly basis, management obtains a range of market values from two independent brokers that reflect current conditions in the secondary market and any recently executed servicing transactions. Management compares its MSRs valuation to this range of market values to determine if its estimated fair value is reasonable in comparison to market participant valuations. If the estimated fair value of the Corporation’s MSRs is outside the broker quoted range, management re-evaluates its model inputs and assumptions to derive a fair value which falls within the range of market observed values.
The key economic assumptions used in determining the fair value of MSRs capitalized during the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007

Weighted-average life (in years)	7.5	5.3
Weighted-average constant prepayment rate (CPR)	11.02%	23.71%
Spread over forward interest rate swap rates	541	—
Weighted-average discount rate	—	10.24

The key economic assumptions used in determining the fair value of MSRs as of March 31, 2008 and 2007 were as follows:

	2008	2007

Weighted-average life (in years)	5.6	5.4
Weighted-average CPR	15.54%	18.16%
Spread over forward interest rate swap rates	596	—
Weighted-average discount rate	—	9.78

Commercial Real Estate Servicing Assets: Commercial real estate servicing assets are recognized upon selling commercial real estate loans into the secondary market, while retaining the obligation to service those loans, or from purchasing or assuming the right to service commercial real estate loans originated by others. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a quarterly basis. For purposes of the impairment analysis, management stratifies these servicing assets by loan type as well as by the term of the underlying loans. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to loan servicing revenue in the income statement. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on commercial real estate servicing assets recognized during the three months ended March 31, 2008 and 2007.
The fair value of commercial real estate servicing assets is estimated by using either a third-party opinion of value or an internal valuation model. Both methods are based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, prepayments, and servicing costs. The internal valuation model is validated at least annually by an independent third party.
Commercial real estate servicing assets are classified in other assets on the balance sheet. Changes in the carrying value of the commercial real estate servicing assets and the associated valuation allowance follow:

	Three Months Ended
	March 31
(In Millions)	2008	2007

Commercial real estate servicing assets
Balance at beginning of period	$148	$147
Additions:
From loans sold with servicing retained	14	7
From purchases of servicing	1	1
Subtractions:
Amortization	(6)	(6)
Sales	—	—

Carrying value before valuation allowance at end of period	157	149

Valuation allowance
Balance at beginning of period	(1)	(1)
Impairment (charges) recoveries	—	—

Balance at end of period	(1)	(1)

Net carrying value of servicing assets at end of period	$156	$148

Unpaid principal balance of commercial real estate loans serviced for others	$19,577	$16,852

Fair value of servicing assets:
Beginning of period	$183	$189
End of period	188	186

The key economic assumptions used to estimate the fair value of these servicing assets as of March 31, 2008 and 2007 were as follows:

	2008	2007

Weighted-average life (in years)	7.3	8.2
Weighted-average discount rate	13.28%	13.29%

Other Consumer Loans: The Corporation also has servicing assets related to sales or securitizations of automobile loans and certain home equity loans and home equity lines of credit. These servicing assets are accounted for using the amortization method and are included in other assets on the balance sheet. The servicing asset related to securitized automobile loans was $2 million, $3 million, and $6 million as of March 31, 2008, December 31, 2007, and March 31, 2007, respectively. The servicing asset related to home equity loans and lines of credit was $23 million, $27 million, and $31 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. No servicing asset or liability has been recognized related to the Corporation’s obligation to service credit card loans as the fee received for performing this service is deemed to approximate the amount that would be paid to fairly compensate a substitute servicer, should one be required.
Contractual Servicing Fees: Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan servicing revenue on the income statement.

	Three Months Ended March 31
(In Millions)	2008	2007

Residential real estate	$143	$129
Credit card	24	19
Commercial real estate	9	11
Automobile	3	6
Home equity lines of credit	13	12
Home equity loans	4	3

Total contractual servicing fees	$196	$180

12.  Borrowed Funds
Detail of borrowed funds follows:

	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Federal Reserve Bank term auction facility	$4,250	$—	$—
Commercial paper	707	1,171	1,045
U.S. Treasury notes	100	500	54
Other	351	384	759

Total borrowed funds	$5,408	$2,055	$1,858

Weighted-average rate	2.65%	4.30%	5.03%

The Federal Reserve Bank term auction facility represents secured borrowings collateralized by commercial loans. The entire balance was due within one month or less. Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation. As of March 31, 2008, the entire balance had maturities of three months or less with the exception of $2 million which matures within six months. U.S. Treasury notes represent secured borrowings from the U.S. Treasury. These borrowings are collateralized by qualifying securities and commercial loans. The funds are placed at the discretion of the U.S. Treasury. At March 31, 2008, the entire balance of outstanding U.S. Treasury notes was callable on demand by the U.S. Treasury.
The other category at March 31, 2008, December 31, 2007 and March 31, 2007, included liabilities totaling $322 million, $337 million, and $268 million, respectively, related to mortgage loans available for repurchase under GNMA and FNMA loan sale programs. See further discussion in Note 1. The other category also included obligations totaling $12 million, $8 million and $455 million at March 31, 2008, December 31, 2007 and March 31, 2007, respectively, related to securities sold short, which are obligations to purchase securities that have already been sold to other third parties. Some short sales are held for trading purposes, while others are used to economically hedge risk associated with other assets or liabilities. See further discussion in Note 9.

13.  Long-Term Debt
The composition of long-term debt follows. This note excludes the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 14 for further discussion on these obligations.

	March 31	December 31	March 31
(In Millions)	2008	2007	2007

3.20% senior notes due 2008	$299	$298	$293
3.125% senior notes due 2009	195	194	192
5.75% subordinated notes due 2009	306	302	303
Variable-rate senior note due 2009	600	600	600
Variable-rate senior note due 2010	305	301	300
4.00% convertible senior notes due 2011	1,438	—	—
4.90% senior notes due 2015	410	396	391
6.875% subordinated notes due 2019	819	777	761
8.375% senior note redeemed 2007	—	—	71

Total holding company	4,372	2,868	2,911
Federal Home Loan Bank advances	9,431	6,256	2,048
Senior bank notes	8,335	13,061	15,977
7.25% subordinated notes due 2010	235	235	239
6.30% subordinated notes due 2011	218	213	208
7.25% subordinated notes due 2011	201	201	199
6.25% subordinated notes due 2011	310	307	311
6.20% subordinated notes due 2011	540	519	510
4.63% subordinated notes due 2013	295	295	297
5.25% subordinated notes due 2016	240	239	245
Variable-rate subordinated notes due 2016	250	250	249
Variable-rate subordinated notes due 2017	523	523	—
5.80% subordinated notes due 2017	467	443	—
4.25% subordinated notes due 2018	226	226	224
Repurchase agreements	321	321	—
Secured debt financings	19	26	43
Other	9	9	8

Total subsidiaries	21,620	23,124	20,558

Total long-term debt	$25,992	$25,992	$23,469

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
The subordinated notes of the holding company and National City Bank qualify as Tier 2 capital under the regulatory capital requirements of the federal banking agencies, subject to certain limitations. Further discussion on regulatory capital requirements is included in Note 15.
A summary of par values and weighted-average rates of long-term debt as of March 31, 2008, follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest-rate risk, amortization of discounts, and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-Average	Weighted-Average
(Dollars in Millions)	Par Value	Contractual Rate	Effective Rate

FHLB advances	$9,408	3.59%	3.73%
Senior bank notes	8,303	3.43	3.16
Subordinated notes	4,425	5.57	4.43
Senior notes	3,237	3.62	3.50
Repurchase agreements	325	4.16	4.46
Secured debt financings	19	6.42	6.42
Other	9	6.20	6.20

Total long-term debt	$25,726	3.89%	3.55%

At March 31, 2008, Federal Home Loan Bank (FHLB) advances consisted of $3.6 billion of fixed-rate obligations and $5.8 billion of variable-rate obligations. The Corporation’s collateral based maximum remaining borrowing limit with the FHLB at March 31, 2008 was $1.6 billion. The Corporation pledged $14.8 billion in residential real estate loans, $10.0 billion in home equity lines of credit, and $1.4 billion in mortgage-backed securities as collateral against FHLB borrowings at March 31, 2008. FHLB advances have maturities ranging from 2008 to 2030.
National City Bank has issued senior and subordinated bank notes. There were no new issuances during the first quarter of 2008. At March 31, 2008, senior bank notes totaling $1.6 billion were contractually based on a fixed rate of interest and $6.7 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2008 to 2078. All but two subordinated notes of National City Bank were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. The variable-rate subordinated note due 2016 is based on three-month LIBOR plus 35 basis points, resets quarterly, and was 3.15% at March 31, 2008. The variable-rate subordinated note due 2017 is based on three-month LIBOR plus 37 basis points, resets quarterly, and was 3.37% at March 31, 2008. National City acquired repurchase agreements as part of the MAF Bancorp acquisition, which at March 31, 2008, consisted of $100 million of fixed-rate obligations, $225 million of variable-rate obligations, and have maturities ranging from 2008 to 2014.
The holding company has issued both senior and subordinated notes. All but two of the notes issued by the holding company are fixed rate. The interest rate on the variable-rate senior note due 2009 is based on three-month LIBOR plus 1.5 basis points, is reset quarterly, and was 2.557% at March 31, 2008. The interest rate on the variable-rate senior note due 2010 is based on three-month LIBOR plus 17 basis points, is reset quarterly and was 2.97% at March 31, 2008. All remaining senior notes and subordinated notes of the holding company pay interest semi-annually. These obligations may not be redeemed prior to their stated maturity. On April 1, 2008, the 3.20% senior note of the holding company matured and was redeemed
In January 2008, the holding company issued $1.4 billion of convertible senior notes. Interest on these notes is payable semiannually at a fixed rate of 4.0%. The maturity date of these notes is February 1, 2011. The Corporation may not redeem these notes prior to their maturity date. Holders may convert the notes, at their option, prior to November 15, 2010 under certain circumstances, including (i) if the trading price of the notes is less than a defined threshold measured against the market value of National City common stock, (ii) any time after March 31, 2008, if the market price of National City common stock exceeds 130% of the conversion price of the notes in effect on the last trading day of the immediately preceding calendar quarter, or (iii) upon the occurrence of certain specific events. After November 15, 2010, the holders may convert their notes at any time through the third scheduled trading date preceding the maturity date. The initial conversion rate equals 52.8709 shares, which represented an initial conversion price of approximately $18.91, a 22.5% conversion premium to the last reported sale price of National City common stock on January 23, 2008. The conversion rate will be subject to adjustment for stock splits, stock dividends, cash dividends in excess of certain thresholds, stock repurchases where the price exceeds market values, and certain other events. Upon conversion, the Corporation will pay cash equal to the principal balance of the notes and may issue shares of its common stock for any conversion value, determined over a 40 day observation period, that exceeds the principal balance of the notes being converted. The maximum number of net common shares that the Corporation may be required to issue is 76 million shares, subject to potential adjustment in the case of certain events, make-whole fundamental changes, or early termination. The Corporation utilized a portion of the net proceeds from this offering to repay the holding company’s 3.2% senior note on April 1, 2008, to pay the net cost of a related hedged transaction, and for general corporate purposes.
The holders of the convertible senior notes may elect: i) in the case of a make-whole fundamental change, to convert the notes prior to the effective time of such change, in which case the conversion rate will be increased as provided by a formula set forth in the indenture supplement governing the convertible senior notes; or ii) upon the effective time of any fundamental change, to require the Corporation to repurchase the convertible senior notes at their principal amount plus accrued but unpaid interest. Generally, a fundamental change includes an acquisition of more than 50% of National City’s common stock, certain mergers, consolidations or other business combinations, if the Corporation’s continuing directors are less than the majority of the Board of Directors, a liquidation or dissolution, or National City’s common stock is not listed on any U.S. national securities exchange. These rights may discourage a business combination or other transaction that is otherwise favored by certain shareholders.
In conjunction with this offering, the Corporation entered into a convertible note hedge and warrant transactions which are intended to offset the potential share dilution upon conversion of the notes. For more description on the hedge transaction refer to Note 19 of the Consolidated Financial Statements.
14.  Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation
As of March 31, 2008, National City sponsored eight trusts, of which 100% of the common equity is owned by the Corporation, formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust which issued common securities to the Corporation and preferred capital securities to third-party investors. The capital securities of these trusts qualify as Tier I capital of the Corporation for regulatory purposes.
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

	March 31	December 31	March 31
(In Millions)	2008	2007	2007

6.625% junior subordinated debentures owed to National City Capital Trust II due November 15, 2036	$772	$754	$753
8.000% junior subordinated debentures owed to National City Capital Trust IV due September 15, 2047	526	521	—
6.625% junior subordinated debentures owed to National City Capital Trust III due May 25, 2047	522	499	—
8.729% junior subordinated debentures owed to National City Preferred Capital Trust I due December 10, 2043	500	—	—
Variable-rate junior subordinated debentures owed to MAF Bancorp Capital Trust II due September 15, 2035	38	38	—
Variable-rate junior subordinated debentures owed to MAF Bancorp Capital Trust I due June 15, 2035	32	33	—
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust III due November 23, 2034	32	32	32
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust II due January 23, 2034	23	23	24
9.85% junior subordinated debentures owed to Fort Wayne Capital Trust I redeemed April 15, 2007	—	—	31
Variable-rate junior subordinated debentures owed to Banc Services Corp. Statutory Trust I redeemed June 26, 2007	—	—	7
Variable-rate junior subordinated debentures owed to Forbes First Financial Statutory Trust I redeemed June 26, 2007	—	—	3

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$2,445	$1,900	$850

Distributions on the capital securities issued by National City Capital Trust II, III and IV are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by National City Preferred Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Fidelity Capital Trust III are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 197 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust III was 5.06% at March 31, 2008. Distributions on the capital securities issued by Fidelity Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 285 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust II was 6.10% at March 31, 2008. Distributions on the capital securities issued by MAF Bancorp Capital Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 175 basis points, with no maximum interest rate. The interest rate associated with MAF Bancorp Capital Trust I was 4.55% at March 31, 2008. Distributions on the capital securities issued by MAF Bancorp Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 140 basis points, with no maximum interest rate. The interest rate associated with MAF Bancorp Capital Trust II was 4.20% at March 31, 2008.
The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the obligations of the trusts. This guarantee covers the distributions on and redemption of, the trust’s capital securities, but only to the extent of funds held by each trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The debentures held by each trust are first redeemable, in whole or in part, by the Corporation as follows:

First Call Date

Fidelity Capital Trust II	January 23, 2009
Fidelity Capital Trust III	November 23, 2009
MAF Capital Bancorp Trust I	June 15, 2010
MAF Capital Bancorp Trust II	September 15, 2010
National City Capital Trust II	November 15, 2011
National City Capital Trust III	May 25, 2012
National City Capital Trust IV	August 30, 2012
National City Preferred Capital Trust I	December 10, 2016

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
15.  Regulatory Restrictions and Capital Ratios
The Corporation and its bank subsidiary, National City Bank, are subject to various regulatory capital requirements of federal banking agencies that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on financial position and operations. Examples of such actions available to the federal regulatory agencies include, but are not limited to, additional regulatory scrutiny, restrictions on the purchase of brokered deposits, limitations on the ability to pay dividends, the issuance of a directive to increase capital, increases in FDIC insurance premiums, and in severe cases, the appointment of a conservator or receiver.
Regulatory and other capital measures follow:

	March 31		December 31		March 31
	2008		2007		2007
(Dollars in Millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity/assets	$13,223	8.53%	$13,408	8.92%	$13,170	9.51%
Tangible equity/tangible assets	7,469	5.00	7,628	5.28	8,368	6.26
Tier 1 capital	9,548	6.67	9,367	6.53	9,196	7.08
Total risk-based capital	14,754	10.31	14,729	10.27	13,164	10.13
Leverage	9,548	6.49	9,367	6.39	9,196	6.92

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

National City Bank from time to time is required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. There was no required reserve balance at March 31, 2008.
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
Dividends paid by a subsidiary bank to its parent company are also subject to certain legal and regulatory limitations. In 2008, National City Bank may pay dividends up to and equal to its net income for 2008, as defined by statute, through the date of any such dividend declaration, without prior regulatory approval. As of March 31, 2008, National City Bank had a year-to-date net loss of $70 million. Therefore, no dividends could be declared to the parent company without prior regulatory approval.
16.  Stockholders’ Equity
The number of authorized and outstanding shares of each class of the Corporation’s stock is shown in the following table.

	March 31	December 31	March 31
	2008	2007	2007

Preferred Stock, Series D, no par value, $100 liquidation value per share, authorized 70,272 shares	70,272	70,272	70,272
Preferred Stock, Series E, no par value, $100,000 liquidation value per share, authorized 5,751 shares	—	—	—
Preferred Stock, Series F, no par value, $100,000 liquidation value per share, authorized 1,725 shares	1,500	—	—
Common Stock, $4 par value, authorized 1,400,000,000 shares	634,117,970	633,945,720	595,485,028

Subsequent to March 31, 2008, the Corporation issued common shares, preferred shares, and warrants to a group of third party investors for proceeds of approximately $7 billion. The terms of these securities are described further below.
Preferred Stock: The Corporation has authorization to issue up to five million shares of preferred stock without par value, in one or more series. The Corporation issued 70,272 shares of no par, Series D convertible non-voting preferred stock in conjunction with a 2004 acquisition. Each share of Series D preferred stock is convertible at any time by the holder into 15.96 shares of National City common stock. The conversion rate is subject to adjustment in the event the Corporation takes certain actions such as paying a dividend in stock, splitting its common stock, or combining its common stock into a smaller number of shares. Common shares deliverable upon conversion of the preferred stock have been reserved for future issuance. The Corporation has no right to redeem the preferred stock. Dividends are paid on the Series D preferred stock if and when declared by the Corporation’s board of directors, as dividends are paid on common stock, on an as converted basis. The Series D preferred stock shall be preferred over National City common stock in the event of liquidation or dissolution of the Corporation. In such event, the preferred holders will be entitled to receive $100 per share, or $7 million, plus accrued and unpaid dividends.
In January 2008, the Corporation designated 5,751 shares as no par, Series E perpetual preferred stock, of which 5,001 of these shares are reserved for issuance pursuant to a stock purchase contract with National City Preferred Capital Trust I. The stock purchase date is expected to be December 10, 2012, but could occur earlier or later, under certain conditions. In January 2008, the Corporation also designated 1,725 shares as no par, Series F preferred stock, of which 1,500 of these shares were issued. Both the Series E and F preferred stock will rank senior to National City common stock and on parity with the Series D preferred stock in the event of liquidation or dissolution of the Corporation. Both the Series E and F preferred stock have a liquidation value of $100,000 per share. Both series are noncumulative with respect to dividends and will have limited voting rights except in the event of nonpayment of dividends and certain other events. Holders of this preferred stock will be entitled to receive dividends, when and as declared by the Board of Directors. Series E shall be redeemable at the Corporation’s option, and subject to Federal Reserve approval, at any date after December 10, 2012. Series F shall be redeemable at the Corporation’s option, subject to Federal Reserve approval, at any date after February 1, 2013. Subject to these conditions, both Series E and F may be redeemed for $100,000 per share plus any declared but unpaid dividends. The Corporation will be limited in its right to redeem both Series E and F prior to ten years after their initial issuance dates by a replacement capital covenant. Pursuant to this covenant, the Corporation must have received proceeds from the issuance of equity or hybrid securities that qualify as Tier I capital and may be required to obtain the approval of the Federal Reserve The current beneficiary of this limitation are the holders of the Corporation’s 6.875% subordinated notes due 2019.
 Subsequent to March 31, 2008, the Corporation issued 63,690 shares of Series G preferred stock to various investors. The Series G preferred stock is mandatorily convertible into shares of common stock on the fifth business day following the receipt by the Corporation and/or holder of Series G preferred stock of the following approvals: (i) the approval by the holders of National City common stock of

(A) the conversion of the Series G preferred stock into common stock as required by the applicable New York Stock Exchange rules, and (B) amendment to the Corporation’s Restated Certificate of Incorporation to increase the number if applicable to that holder, of authorized shares of common stock to permit the full conversion of the Series G preferred stock into common stock, and (ii) as to a holder, if applicable to that holder, the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Series G preferred stock is initially convertible into shares of common stock at a rate of $5.00 per share of common stock, subject to certain adjustments; provided, however, such conversion price shall be reduced by $0.50, subject to a maximum reduction of $2.00, on each six-month anniversary of the original issue date if the stockholder approvals described above have not been obtained.
Dividends on the Series G preferred stock are payable, on a non-cumulative basis, when and as declared by the Corporation’s board of directors on the Corporation’s common stock, on an as-converted basis. If the Series G preferred stock has not been converted into shares of common stock by September 30, 2008, dividends will be payable commencing with the dividend period relating to the dividend payment date on December 31, 2008 at a rate of 14% of the liquidation preference of the Series G preferred stock and this rate will further increase to 15.5% of the liquidation preference commencing with the dividend period related to the dividend payment date on March 31, 2009 and to 17% of the liquidation preference commencing with the dividend period related to the dividend payment date on September 30, 2009. However, dividends on the Series G preferred stock will always be paid at the higher of the amount payable in accordance with the applicable percentage rate described above and the dividend payable on the Corporation’s common stock on an as-converted basis on our common stock during the applicable dividend period. The Corporation is prohibited from paying any dividend with respect to shares of common stock unless full dividends are paid on the Series G preferred stock. The Corporation is also prohibited from repurchasing or redeeming shares of its common stock or other junior securities, subject to certain exceptions, while any shares of Series G Preferred Stock are outstanding.
 The Series G preferred stock is not redeemable by the holders, but may be redeemed by the Corporation beginning on April 29, 2013 at a redemption price per share equal to the greater of (i) 125% of the liquidation preference and (ii) the average of the closing prices of the common stock for the ten trading days ending on the sixth trading day prior to the date of redemption multiplied by the number of shares of common stock into which one share of Series G preferred stock would be convertible on such date if such shares of Series G preferred stock were converted on that date following receipt of stockholder approvals as described above, together with (x) an amount equal to any dividends that have been declared but not paid prior to the redemption date and (y) an amount equal to any dividends for periods after such issuance for which dividends were not declared and paid prior to the redemption date. Holders of the Series G preferred stock do not have any voting rights, including the right to elect any directors, other than the right, together with other parity securities having similar voting rights, to elect two directors if dividends in an aggregate amount equal to full dividends for at least six quarterly dividend periods (or their equivalent) have not been declared and paid, and limited voting rights with respect to matters affecting the rights and privileges of Series G preferred stock and certain fundamental changes. The Series G preferred stock shall be preferred over National City common stock in the event of liquidation or dissolution of the Corporation. In such event, the preferred holders will be entitled to receive the greater of (i) the $100,000 liquidation value per share, or approximately $6.5 billion, and (ii) an amount equal to the liquidation amount payable on an as-converted basis on the number of common shares into which such shares of Series G preferred stock could have been converted on a date at least ten business days before the first liquidating distribution is made on the Series G preferred stock, plus accrued and unpaid dividends.
Common Stock: The Corporation has authorization to issue 1.4 billion shares of common stock with a par value of $4 per share. The Corporation plans to call a special shareholder meeting to request approval of: i) an increase in the number of authorized common shares to 4.0 billion, ii) the conversion of the Series G preferred shares, and iii) the exercise of recently issued warrants. Dividends may be paid on common shares when and as declared by the Board of Directors. National City common stock ranks junior to the Corporation’s preferred stock in rights to dividends as well as distributions to shareholders in the event of liquidation or dissolution. Subsequent to March 31, 2008, the Corporation issued 126.2 million shares of common stock.
Common Stock Repurchases: On April 24, 2007, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to all previous authorizations approved by the Board of Directors. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. There were no stock repurchases during the first quarter of 2008. During the first quarter of 2007, the Corporation repurchased 14.9 million shares. As of March 31, 2008, 37.6 million shares remain authorized for repurchase. Prospectively, the Corporation will be restricted from purchasing any common shares prior to the conversion of its newly issued Series G preferred stock, subject to certain exceptions.
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

Common Stock Warrants: In January 2008, in conjunction with the issuance of convertible senior notes, common stock warrants were issued to a third party. The holder has the option to exercise 844,465 warrants, on a daily basis, commencing June 15, 2011 and ending on July 15, 2011, and 844,466 warrants, on a daily basis, commencing July 18, 2011 and ending on October 20, 2011. The strike price of these warrants is $27.79 per share, which represented an 80% premium to the last reported sale price of $15.44 per share of National City common stock on January 23, 2008. Upon exercise, the Corporation will deliver common shares with a market value equal to the number of warrants exercised multiplied by the excess of the market price of National City common stock over the strike price. The maximum number of shares that could be required to be issued is approximately 76 million, subject to adjustment in the case of certain events, make-whole fundamental changes or early termination. The Corporation has reserved 93.1 million shares for issuance pursuant to the convertible notes and warrants.
Subsequent to March 31, 2008, the Corporation issued warrants exercisable for the purchase of 61,750,000 common shares to certain investors who participated in the purchase of the Corporation’s common or Series G preferred stock. The warrants will become exercisable to purchase common shares at a purchase price (subject to adjustment) of $7.10 upon the receipt by the Corporation and/or holder of Series G preferred stock of the following approvals: (i) the approval by the holders of the Corporation’s common stock of (A) the exercise of the warrants for common stock as required by the applicable New York Stock Exchange rules, and (B) amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock to permit the exercise of the warrants for common stock, and (ii) as to a holder, if applicable to that holder, the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The warrant exercise price will be reduced by $0.50 on the last day of each six-month period following the issue date of the warrant subject to a maximum reduction of $2.00, if certain stockholder or other approvals relating to the exercise of the warrants are not obtained, and also is subject to certain other customary adjustments. The term of the warrants is five years. At any time after September 30, 2008 but prior to the receipt of the approvals necessary to exercise the warrants, the warrants can be exchanged for Series G preferred stock.
In the event that, within three years (which may be shortened to two years in certain circumstances) of the closing of the transactions under the warrants, the Corporation (i) sells more than $300 million of common stock or other equity-linked securities at a price less than $5.00, or (ii) engages in certain other transactions wherein the implied value of National City common stock is less than $5.00 or the value of National City common stock may be affected, upon the occurrence of each such event the number of shares purchasable under the warrant and the exercise price of the warrant are subject to adjustment.
Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows:

	Three Months Ended
	March 31
(In Millions)	2008	2007

Accumulated unrealized gains on securities available for sale at January 1, net of tax	$15	$4
Net unrealized gains for the period, net of tax expense of $183 in 2008 and $7 in 2007	340	14
Reclassification adjustment for gains included in net income net of tax expense of $180 in 2008 and $9 in 2007	(334)	(18)

Effect on other comprehensive income (loss) for the period	6	(4)

Accumulated unrealized losses on securities available for sale at March 31, net of tax	$21	$—

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at January 1, net of tax	$70	$(4)
Net unrealized gains for the period, net of tax expense of $96 in 2008 and $10 in 2007	179	19
Reclassification adjustment for gains included in net income, net of tax expense of $— in 2008 and 2007	—	—

Effect on other comprehensive income for the period	179	19

Accumulated unrealized gains on derivatives used in cash flow hedging relationships at March 31, net of tax	$249	$15

Accumulated unrealized gains (losses) for pension and other postretirement obligations at January 1, net of tax	$7	$(71)
Amortization of prior service costs included in net periodic benefit, net of tax benefit of $2	4	—
Amortization of transition obligation included in net periodic cost, net of tax benefit	—	—
Amortization of net gain included in net periodic cost, net of tax expense of $2	(4)	—

Effect on other comprehensive income for the period	—	—

Accumulated unrealized gains (losses) for pension and other postretirement obligations at March 31, net of tax	$7	$(71)

Accumulated other comprehensive income (loss) at January 1, net of tax	$92	$(71)
Other comprehensive income, net of tax	185	15

Accumulated other comprehensive income (loss) at March 31, net of tax	$277	$(56)

17.  Net Income Per Common Share
Calculations of basic and diluted net income per share follow:

	Three Months Ended
	March 31
(Dollars in Millions, Except Per Share Amounts)	2008	2007

Basic
Net (loss) income	$(171)	$319
Less preferred dividends	—	—

Net (loss) income applicable to common stock	$(171)	$319

Average common shares outstanding	633,996,053	632,606,481
Less average unallocated ESOP shares	562,058	895,890

Average common shares outstanding — basic	633,433,995	631,710,591

Net (loss) income per common share — basic	$(.27)	$.50

Diluted
Net (loss) income	$(171)	$319

Average common shares outstanding — basic	633,433,995	631,710,591
Stock awards	—	7,701,618
Convertible preferred stock	—	1,121,541
Convertible debt	—	—
Warrants	—	—

Average common shares outstanding — diluted	633,433,995	640,533,750

Net (loss) income per common share — diluted	$(.27)	$.50

Basic net income per common share is calculated by dividing net income, less dividend requirements on convertible preferred stock, by the weighted-average number of common shares outstanding, less unallocated Employee Stock Ownership Plan (ESOP) shares, for the period. Dividends on convertible preferred stock were less than $1 million for the three months ended March 31, 2008 and 2007.
In January 2008, the Corporation issued convertible senior notes, as well as common stock warrants, and entered into a covered spread hedge transaction. Upon conversion of the notes, the Corporation will settle the principal balance in cash and may be required to issue common shares if the common stock price exceeds $18.91 per share. The Corporation has hedged the potential dilutive impact of this transaction. In addition, common stock warrants were issued at a strike price of $27.79 per share, which represented an 80% premium to the last reported sale price of $15.44 per share of National City common stock on January 23, 2008. These warrants are exercisable beginning June 15, 2011 and expire October 20, 2011. These warrants will be dilutive to earnings per share in future periods if the market price of National City common stock were to exceed the warrant’s strike price. The maximum number of net shares that can be issued pursuant to the warrants and the convertible senior notes is 76 million, subject to adjustment.
Diluted net income per common share also takes into consideration the pro forma effect of common stock equivalents issuable pursuant to convertible debt, convertible preferred stock, warrants, unvested stock awards and unexercised stock options. Diluted net income is not adjusted for convertible preferred dividend requirements since preferred shares are assumed to be converted from the beginning of the period. For the three months ended March 31, 2008, all common stock equivalents were excluded from the computation of diluted net income per share as their inclusion would have had an anti-dilutive effect. For the three months ended March 31, 2008, options to purchase 44 million shares, warrants to purchase 76 million shares, and preferred shares convertible into 1 million shares were excluded from the diluted net income per share calculation as the effect would have been antidilutive. For the three months ended March 31, 2008, no common shares would have been issuable pursuant to the convertible notes as the average market price of the Company’s common stock exceeded the conversion price. For the three months ended March 31, 2007, common stock options to purchase 2.3 million common stock were not included in the computation of dilute net income per share because the option exercise price exceeded the average market price of our common stock such that their inclusion would have been anti-dilutive.
Subsequent to March 31, 2008, the Corporation issued 126.2 million common shares, 63,690 shares of the contingently convertible Series G preferred stock and warrants to purchase 61.75 million common shares as described in Note 16. Upon receipt of the shareholder and regulatory approvals, if applicable, described in Note 16, each share of Series G preferred stock will convert into 20,000 shares of the Corporation’s common stock (subject to adjustment) and the warrants will become exercisable at an exercise price of $7.10 per share of common stock (subject to adjustment). The warrants will be dilutive to net income per share if the market price of National City’s common stock were to exceed the warrant’s strike price of $7.10. The maximum number of shares of common stock issuable pursuant to the Series G preferred stock and these warrants is 1.3 billion, subject to adjustment.

18.  Income Taxes
The composition of income tax expense follows:

	Three Months Ended
	March 31
(In Millions)	2008	2007

Applicable to net (loss) income exclusive of securities transactions	$(215)	$124
Applicable to securities transactions	180	10

Income tax (benefit) expense	$(35)	$134

The effective tax rate for the three-month periods ended March 31, 2008 and 2007 was 17.0% and 29.5%, respectively.
19.  Commitments, Contingent Liabilities, Guarantees, and Related Party Transactions
Commitments: A summary of the contractual amount of significant commitments follows:

	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Commitments to extend credit:
Revolving home equity and credit card lines	$35,563	$35,803	$34,534
Commercial	25,554	28,232	26,340
Residential real estate	6,743	7,218	12,748
Other	630	607	639
Standby letters of credit	5,991	5,372	5,305
Commercial letters of credit	342	327	217
Net commitments to sell mortgage loans and mortgage-backed securities	1,583	2,500	2,832
Net commitments to sell commercial real estate loans	380	626	230
Commitments to fund civic and community investments	699	717	673
Commitments to fund principal investments	343	357	297
Commitments to purchase beneficial interests in securitized automobile loans	230	283	487

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for residential mortgage and commercial real estate loans to be sold into the secondary market are considered derivative instruments in accordance with SFAS 133. The changes in the fair value of these commitments due to changes in interest rates are recorded on the balance sheet as either derivative assets or derivative liabilities classified with other assets or other liabilities, respectively, on the balance sheet. The commitments related to residential mortgage loans and commercial real estate loans are included in residential real estate and commercial loans, respectively, in the above table. Further discussion on derivative instruments is included in Notes 1 and 22.
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
The Corporation invests in low-income housing, small-business commercial real estate, and historic tax credit projects to promote the revitalization of low- to moderate-income neighborhoods throughout its local communities. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions. The commitments to fund civic and community investments represent funds committed for existing and future projects.
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
National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to a third-party commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as automobile loans securitized by the Corporation. The conduit has no interests in subprime mortgage loans. The Corporation has retained interests in the securitized automobile loans in the form of Class A notes, Class B notes, and an interest-only strip. As of March 31, 2008, the fair value of these retained interests was $24 million. The conduit relies upon commercial paper for its funding. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank to purchase a 49% interest in a note representing a beneficial interest in the Corporation’s securitized automobile loans. Another financial institution, affiliated with the conduit, has committed to purchase the remaining 51% interest in this same note. Upon the conduit’s request, National City Bank would pay cash equal to the par value of the notes, less the corresponding portion of all defaulted loans, plus accrued interest. In return, National City Bank would be entitled to undivided interest in the cash flows of the collateral underlying the note. The Corporation receives an annual commitment fee of 7 basis points for providing this backup liquidity. To date, the conduit has not experienced any difficulty in accessing the commercial paper markets. The Corporation’s commitment declines commensurate with the unpaid principal balance of the automobile loans securitized by the Corporation. As of March 31, 2008, the Corporation’s maximum commitment was $230 million. This commitment expires in December 2008 but may be renewed annually for an additional 12 months by mutual agreement of the parties.
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
Contingent Liabilities and Guarantees: Historically the Corporation has sold residential mortgage loans and home equity lines of credit (collectively, loans) in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral, and insurability. On a regular basis, investors request the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation, the Corporation generally repurchases or provides indemnification on such loans. Indemnification requests are generally received within two years subsequent to the date of sale.
Management maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At March 31, 2008, December 31, 2007, and March 31, 2007, the liability for estimated losses on repurchase and indemnification was $217 million, $212 million, and $156 million, respectively, and was included in other liabilities on the balance sheet. Further details on loans sold subject to indemnification provisions, loans repurchased or indemnified, and losses charged against the liability follow:

	Three Months Ended
	March 31
(In Millions)	2008	2007

Total loans sold	$7,005	$12,177
Total loans repurchased or indemnified	104	159
Losses incurred	30	38

At March 31, 2008, the outstanding balances of residential real estate loans sold that the Corporation has indemnified or remain uninsured totaled $672 million and $71 million, respectively. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above.
On December 30, 2006, the Corporation completed the sale of the First Franklin nonprime mortgage origination and servicing platform. The proceeds received from this transaction were based on a preliminary statement of net assets sold. The purchase price is subject to adjustment based on the closing date values of net assets sold, as well as other negotiated matters. Accordingly, the Corporation may either pay or receive additional consideration depending on the final outcome of this matter. The amount of the purchase price adjustment, if any, will decrease or increase the gain recognized on the sale of this unit. On April 13, 2007, the Corporation received a dispute notice from Merrill Lynch Bank & Trust Co., FSB, the buyer of First Franklin, which asserted that the closing date net asset values and related purchase price were overstated by $67 million. National City management does not agree with that assertion. If the parties cannot reach agreement on this dispute, this matter would be subject to arbitration. By letter dated April 10, 2008, FF Mortgage Company, as assignee of Merrill Lynch Bank & Trust Co., FSB, provided National City Bank with an indemnification claim notice pursuant to Article XI of the Purchase Agreement between National City Bank and Merrill Lynch Bank & Trust Co., FSB, dated September 5, 2006 (the “Purchase Agreement”), alleging that National City Bank had breached certain representations or warranties contained in the Purchase Agreement surrounding FF Mortgage Company’s alleged losses associated with its claimed repurchase of loans. Given the preliminary stage of this claim, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss, if any. The Purchase Agreement was filed on a Current Report on Form 8-K on September 5, 2006.
Red Mortgage Capital, a wholly owned subsidiary, is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss-sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. The maximum potential amount of undiscounted future payments that may be required under this program is equal to approximately one-third of the principal balance of the loans outstanding at March 31, 2008. If payment is required under this program, Red Mortgage Capital would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred. As of March 31, 2008, December 31, 2007, and March 31, 2007, Red Mortgage Capital serviced loans, subject to risk sharing under the DUS program, had outstanding principal balances aggregating $5.4 billion, $5.2 billion and $4.9 billion, respectively. This guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The fair value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $5 million at March 31, 2008 and December 31, 2007, and $4 million at March 31, 2007.
The guarantee liability for standby letters of credit was $35 million at March 31, 2008 and $34 million at both December 31, 2007 and March 31, 2007, respectively. This liability was recorded in other liabilities on the balance sheet. See above for further discussion on standby letters of credit and their associated outstanding commitments.
The Corporation is subject to nonincome taxes in the various jurisdictions where it does business. The most significant of these taxes is franchise tax which is assessed by some states in lieu of or in addition to income taxes. The amount of tax due may be subject to different interpretations by the Corporation and the taxing authorities. In preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws; however, its positions may be subject to challenge upon audit. Management accrues for nonincome tax contingencies that are judged to be both probable and estimable. Management has also identified other unaccrued nonincome tax contingencies, which are considered reasonably possible but not probable, totaling approximately $40 million as of March 31, 2008.
The Corporation is a member of the Visa USA network. Pursuant to the Visa USA bylaws, the Corporation is obligated to indemnify Visa, Inc. for certain losses. On October 3, 2007, a Loss Sharing Agreement (LSA) became effective which reaffirmed the Corporation’s obligation to indemnify Visa, Inc. for potential future settlement of certain litigation. The Corporation’s indemnification obligation is limited to its 8% proportionate equity interest in Visa USA. As of December 31, 2007, the Corporation had recognized an indemnification liability of $292 million, representing its proportionate share of probable losses, as well as the fair value of its guarantee to Visa to stand ready to fund future losses. The guarantee liability was measured at fair value using a probability weighted cash flow model of the potential outcomes of the covered suits.
On October 3, 2007, the Visa organization completed a series of restructuring transactions to combine its affiliated operating companies, including Visa USA, under a single holding company, Visa, Inc. As a result of Visa’s restructuring, the Corporation’s membership interest in Visa USA was exchanged for an approximately 8% equity interest in Visa Inc. Class USA stock. On March 17, 2008, Visa exchanged members’ Visa USA shares for Visa Inc. Class B shares. On March 19, 2008, Visa completed an initial public offering (IPO) of its Class A common stock. Shortly after the completion of the IPO, Visa contributed $3 billion of the proceeds to an escrow account to fund future settlements of Visa USA covered litigation. Upon funding of this escrow, the Corporation was partially released from its indemnification obligations. Accordingly, the Corporation reversed $240 million of previously recognized indemnification liabilities. Visa also utilized a portion of its IPO proceeds to redeem approximately 39% of the Class B common shares held by Visa USA members. On March 28, 2008, the Corporation received cash proceeds, and recognized a gain, of $532 million upon the redemption of 12.4 million of Class B shares. The Corporation continues to own 19.7 million of Visa Class B common shares which are currently carried at zero value. These shares are restricted from sale or transfer, except in certain limited situations, until the later of three years from Visa’s IPO date, or the settlement of all the remaining Visa USA litigation. At the termination of this restricted period, Visa Class B shares will convert into Class A shares. The current conversion rate is .71429 shares of Class A for each share of Class B, subject to adjustment based on the ultimate settlement value of the Visa USA covered litigation.
The Corporation, through its wholly-owned broker-dealer subsidiary NatCity Investments, Inc. (NatCity) acts as underwriter and remarketing agent for certain issuers of variable rate demand obligations (VRDOs). The Corporation also provides credit and liquidity enhancements for VRDOs remarketed by NatCity and also for VRDOs remarketed by other third parties through its subsidiary National City Bank (NCB). Credit and liquidity enhancements for VRDOs are provided in the form of letters of credit (LOCs) and standby bond purchase agreements (SBPAs). VRDOs are issued with long-stated maturities but are considered short-term instruments because of a put feature that allows the investor to tender the bonds to the remarketing agent. The bonds are traded at par and the yields on the bonds are generally reset on a weekly basis. As a result of reduced liquidity in the capital markets for these instruments, some remarketing agents and credit and liquidity enhancers are holding these bonds on their balance sheet until they can be remarketed. As of March 31, 2008, the Corporation held $330 million of VRDOs that were backed by NCB LOCs or SBPAs on its balance sheet in the trading securities portfolio. These bonds are in the process of being remarketed to investors and are carried at par in the securities portfolio. Borrower credit risk associated with any credit enhancements provided by NCB is provided for through the allowance for losses on lending-related commitments. At March 31, 2008, NatCity was the remarketing agent for approximately $3 billion of VRDOs, of which approximately $2 billion were backed by NCB credit and liquidity enhancements. In addition, NCB provided credit and liquidity enhancements related to VRDOs remarketed by third parties totaling $1 billion.
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
Beginning on June 22, 2005, a series of antitrust class action lawsuits were filed against Visa®, MasterCard®, and several major financial institutions, including eight cases naming the Corporation and its subsidiary, National City Bank of Kentucky, since merged into National City Bank. The plaintiffs, merchants operating commercial businesses throughout the U.S. and trade associations, claim that the interchange fees charged by card-issuing banks are unreasonable and seek injunctive relief and unspecified damages. The cases have been consolidated for pretrial proceedings in the United States District Court for the Eastern District of New York. On July 1, 2007, the Corporation and National City Bank entered into a Judgment Sharing Agreement (JSA) with respect to this litigation. This litigation is also subject to the Visa USA bylaws and the LSA discussed above. On September 7, 2007, the Magistrate Judge recommended to the District Court that all claims that predate January 1, 2004 should be dismissed. Class plaintiffs have filed their objection to that recommendation. Given the preliminary stage of the remaining suits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss, if any.
On March 31, 2006, the Corporation and National City Bank were served with a patent infringement lawsuit filed in the United States District Court for the Eastern District of Texas. The plaintiff, Data Treasury Corporation, claims that the Corporation, as well as over 50 other financial institutions or check processors, infringed on its patents involving check imaging, storage and transfer. The plaintiff seeks damages and injunctive relief. On January 6, 2006, the US Patent and Trademark Office (USPTO) ordered a re-examination of certain of the patents (the Ballard Patents) and the Court stayed the litigation as to those patents. Subsequently, the USPTO confirmed the patentability of all claims of the Ballard patents under re-examination and the Plaintiff has now indicated its intention to ask the court to lift the stay. On or about July 27, 2007, the USPTO granted re-examination of the other patents in suit (the Huntington Patents) and the Court stayed the litigation as to those patents. The stay on the Ballard patents was lifted with a claim construction hearing scheduled for January 15, 2009. At this stage of this lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss, if any.
On December 19, 2005, a class action suit was filed against National City Mortgage Co. in the United States District Court for the Southern District of Illinois. The lawsuit alleges that National City Mortgage loan originators were improperly designated as exempt employees and seeks monetary damages. On June 21, 2007, the court conditionally certified an opt-in class of loan originators. On November 6, 2007, a settlement in principle was reached to resolve all wage and hour claims of the loan originators employed during the class period that opt-in to the settlement class. On March 3, 2008, the court approved this settlement. As of March 31, 2008, the Corporation had a $25 million liability accrued for this matter.

Commencing on January 10, 2008, a series of seven substantially similar putative class action lawsuits were filed in the United States District Court for the Northern District of Ohio against National City Corporation, the Administrative Committee for the National City Savings and Investment Plan and certain current and former officers and directors of the Corporation. The complaints allege breach of fiduciary duty relating to National City stock being offered as an investment alternative in the Savings and Investment Plan. The complaints seek unspecified money damages and equitable relief. One of the complaints also contains a second class, the Allegiant Funds Class, and alleges that these fund choices were not appropriate for plan participants. At this stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss, if any.
Commencing on January 18, 2008, a series of eight shareholder derivative complaints were filed in the United States District Court for the Northern District of Ohio, the Chancery Court for the State of Delaware and the Common Pleas Court for Cuyahoga County, Ohio, against certain current and former officers and directors of the Corporation. These suits make substantially similar allegations of breach of fiduciary duty, waste of corporate assets, unjust enrichment and violations of the Securities Exchange Act of 1934, based on claims that the Company issued inaccurate information to investors about the status of its business and prospects, and that the defendants caused the Company to repurchase shares of its stock at artificially inflated prices. The complaints seek unspecified money damages and equitable relief. At this stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss, if any.
On January 24, 2008, a putative class action lawsuit was filed in the United States District Court for the Northern District of Ohio against National City Corporation and certain current and former officers and directors of the Corporation. The complaint alleges breach of federal securities laws regarding public statements and disclosures. The plaintiff seeks unspecified damages and equitable relief on behalf of purchasers of the Corporation’s stock during the period April 30, 2007 to January 2, 2008. At this stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss, if any.
On April 21, 2008, a putative class action lawsuit was filed in the Common Pleas Court for Cuyahoga County, Ohio, against National City Corporation and certain current and former officers and directors of the Corporation. The Complaint, which is brought on behalf of all current and former National City employees who acquired stock pursuant to a December 1, 2006 registration statement and who were participants in the Harbor Bank Employees Stock Ownership Plan and the Harbor Bank Stock Incentive Plan, alleges that the registration statement contained misleading statements and omissions in violation of the federal securities laws. At this stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss, if any.
On May 1, 2008, a lawsuit was filed in the Franklin County, Ohio, Court of Common Pleas against the Corporation, certain officers and directors of the Corporation and Corsair Co-Invest, L.P. alleging that the Corporation’s directors and officers breached their fiduciary duties.  The complaint seeks unspecified money damages, declaratory relief and permanent injunctive relief.  At this stage of the lawsuit, it is not possible for management to assess the probability of a material adverse event, or to reasonably estimate the amount of potential loss, if any.
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
20.  Stock Options and Awards
Under the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan) up to 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition, no more than 13 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options. As of March 31, 2008, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 17 million and 4 million shares, respectively.
Stock Options: Stock options may be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually, beginning one year from the date of grant, and expire no later than ten years from the date of grant. Prior to 2006, stock options were also granted that included the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option. During the first three months ended of 2008 and 2007, pretax compensation expense recognized for stock options totaled $3 million and $7 million, respectively. The associated tax benefit was $1 million and $2 million for the first three months of 2008 and 2007, respectively.
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

	Three Months Ended
	March 31
	2008	2007

Expected volatility	32.8%	19.2%
Expected dividend yield	4.0	4.3
Risk-free interest rate	3.9	4.0
Expected term (in years)	5	5

The weighted-average grant date fair value per share of options granted during the first three months of 2008 and 2007 was $2.97 and $4.98, respectively. The total intrinsic value of options exercised during the first three months of 2008 and 2007, was approximately $0 and $52 million, respectively. As of March 31, 2008, there was $32 million of total unrecognized compensation cost related to nonvested stock option awards. This cost is expected to be recognized over a period of four years.
Cash received from the exercise of options for the first three months of 2008 and 2007 was $1 million and $120 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $9 thousand and $17 million for the first three months of 2008 and 2007, respectively. The Corporation generally uses treasury shares to satisfy stock option exercises.
Stock option activity follows:

		Weighted-	Weighted-
		Average	Average Remaining
	Shares	Exercise	Contractual Term	Aggregate Intrinsic Value
	(in units)	Price	(in years)	(In Millions)

Outstanding at January 1, 2007	43,014,406	$31.36
Granted	359,858	37.83
Exercised	(5,571,259)	28.36
Forfeited or expired	(140,005)	34.93

Outstanding at March 31, 2007	37,663,000	$31.85	4.7	$206

Exercisable at March 31, 2007	31,114,957	$31.03	4.1	$196

Outstanding at January 1, 2008	46,193,101	$28.90
Granted	39,000	12.69
Exercised	(58,224)	12.78
Forfeited or expired	(1,952,165)	34.88

Outstanding at March 31, 2008	44,221,712	28.64	4.8	—

Exercisable at March 31, 2008	34,556,286	29.73	3.7	—

Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months, and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation recognizes compensation expense over the restricted period. Pretax compensation expense recognized for restricted shares during the first three months of 2008 and 2007 totaled $17 million and $16 million, respectively. The tax benefit was $6 million for both periods.

Restricted share activity follows:

	For the Three Months Ended March 31
	2008		2007
		Weighted-		Weighted-
		Average		Average
		Grant Date Fair		Grant Date
	Shares	Value	Shares	Fair Value

Nonvested at January 1	8,336,150	$31.03	7,344,918	$34.96
Granted	43,384	11.95	292,417	36.90
Vested	(192,745)	36.30	(206,333)	34.11
Forfeited	(130,941)	33.04	(98,001)	34.92

Nonvested at March 31	8,055,848	30.73	7,333,001	$35.06

As of March 31, 2008, there was $131 million of total unrecognized compensation cost related to restricted shares. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the first three months of 2008 and 2007 was $3 million and $8 million, respectively.
21.  Pension and Other Postretirement Benefit Plans
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
In connection with the acquisition of Harbor Florida Bancshares, Inc. (Harbor) during 2006, the Corporation acquired a frozen multi-employer pension plan. This plan was terminated in June 2007 at a cost of $7 million. In connection with the Fidelity acquisition, the Corporation acquired a frozen qualified defined benefit pension plan. There were no contributions to this plan for the quarter ended March 31, 2008.
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
Using an actuarial measurement date of October 31, components of net periodic cost for the three months ended March 31 follow:

	Three Months Ended
	March 31
(In Millions)	2008	2007

Qualified Pension Plan
Service cost	$13.9	$14.8
Interest cost	25.9	24.1
Expected return on plan assets	(41.7)	(38.0)
Amortization of prior service cost	(.9)	(1.2)
Recognized net actuarial loss	.1	.1

Net periodic (benefit) cost	$(2.7)	$(.2)

Supplemental Pension Plans
Service cost	$.3	$.5
Interest cost	2.1	2.0
Amortization of prior service cost	.2	.2
Recognized net actuarial loss	.5	.8

Net periodic cost	$3.1	$3.5

Other Postretirement Benefits
Service cost	$.3	$.4
Interest cost	2.1	2.1

	Three Months Ended
	March 31
(In Millions)	2008	2007

Amortization of prior service cost	—	—
Transition obligation	.2	.2
Recognized net actuarial loss	—	—

Net periodic cost	$2.6	$2.7

Total net periodic cost	$3.0	$6.0

Defined Contribution Plans: Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In the first three months of 2008 and 2007, the Corporation provided up to a 6.9% matching contribution. For each of the three months ended March 31, 2008 and 2007, the expense related to the plan was $27 million.
The Corporation also acquired Harbor’s leveraged employee stock ownership plan (ESOP) plan, which covered all eligible Harbor employees age 21 and over. Effective March 2008 the ESOP plan was merged with the National City defined contribution plan. As shares were released, the Corporation recognized compensation expense equal to the current market price of the shares. Allocated shares and shares which were committed to be released were included in the weighted-average common shares outstanding used to compute earnings per share. For the first three months of 2008 and 2007, the Corporation recorded compensation expense of approximately $1 million and $5 million, respectively. Dividends paid on unallocated shares reduce the Corporation’s cash contribution to the ESOP.
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
Credit risk occurs when the counterparty to a derivative contract where the Corporation has an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At March 31, 2008, these collateral agreements covered 99.6% of the notional amount of the total derivative portfolio, excluding futures contracts that are cash settled daily with counterparties, certain forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At March 31, 2008, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $1.2 billion to collateralize net gains with counterparties and had pledged or delivered to counterparties cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $139 million to collateralize net losses with counterparties. In certain instances, open forward commitments to sell or purchase mortgage loans or mortgage-backed securities are not covered by collateral agreements due to the fact these contracts usually mature within 90 days. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to similar credit policies. Collateral may be obtained based on management’s assessment of the customer.
Derivative contracts are valued using observable market prices, when available. In the absence of observable market prices, the Corporation uses discounted cash flow models to estimate the fair value of its derivatives. The interest rates used in these cash flow models are based on forward yield curves that are observable in the current cash and derivatives markets, consistent with how derivatives are valued by market participants. Cash flow models used for valuing derivative instruments are regularly validated by testing through comparison with other third parties. The estimated fair value of a mortgage banking loan commitment is based on the estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the loan commitment. The fair value of the underlying mortgage loan is based on quoted mortgage-backed securities prices and takes into consideration the embedded servicing value associated with the loan. The probability that the loan will fund is derived from the Corporation’s own historical empirical data. The change in value of the underlying mortgage loan is measured from the commitment date. The valuations presented in the following tables are based on yield curves, forward yield curves, and implied volatilities that were observable in the cash and derivatives markets as of the dates indicated.
Derivatives in SFAS 133 Hedge Relationships
Fair Value Hedges: The Corporation primarily uses interest-rate swaps, interest-rate futures and interest-rate caps and floors to hedge the fair values of certain fixed-rate commercial portfolio loans for changes in interest rates. The Corporation also uses receive-fixed interest-rate swaps to hedge the fair value of certain fixed-rate funding products against changes in interest rates. The funding products hedged include purchased certificates of deposit, long-term FHLB advances, senior and subordinated long-term debt, and senior bank notes.
Prior to January 1, 2008, certain derivative instruments were designated in SFAS 133 hedge relationships as hedges of residential real estate and commercial real estate loans held for sale. Since the Corporation elected to carry residential and commercial real estate loans at fair value under SFAS 159 effective January 1, 2008, the derivatives used to hedge risk are no longer formally designated in SFAS 133 hedge relationships. The derivative instruments used to hedge the interest rate risk associated with these loans are now included in the Other Derivative Activities section below.
For fair value hedges of fixed-rate debt, including purchased certificates of deposit, management uses a monthly dollar offset ratio to test retrospective effectiveness. For fair value hedges of portfolio loans, a dollar offset ratio test is performed on a daily basis. In prior periods, effectiveness testing for residential real estate and commercial real estate loans held for sale was measured using a dollar offset ratio on a daily and monthly basis, respectively. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness.
For the three months ended March 31, 2008 and 2007, the Corporation recognized total net ineffective fair value hedge gains (losses) of $4 million and $(2) million, respectively. Details of net ineffective hedge gains and losses by hedge strategy are presented in the table on page 50. Prior period’s net ineffective hedge gains and losses on residential and commercial real estate loans held for sale are included in loan sale revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial portfolio loans and fixed-rate funding products are included in other noninterest income on the income statement.
Cash Flow Hedges: The Corporation hedges cash flow variability related to variable-rate commercial loans and funding products, specifically FHLB advances and senior bank notes. Interest-rate floors are used to hedge the cash flows associated with variable-rate commercial loans while interest-rate caps are used to hedge cash flows from the variable-rate funding products.
Retrospective hedge effectiveness for cash flow hedges of variable-rate funding products is determined using a dollar offset ratio applied on a monthly basis. Retrospective hedge effectiveness for variable-rate commercial loans is determined on a monthly basis using regression analysis. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For the three months ended March 31, 2008, there were no net ineffective cash flow hedge gains or losses. For the three months ended March 31, 2007, the Corporation recognized net ineffective cash flow hedge losses of $65 thousand. These losses are included in other noninterest income on the income statement.
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At March 31, 2008, December 31, 2007 and March 31, 2007, accumulated other comprehensive income included a deferred after-tax net gain of $249 million, $70 million and $15 million, respectively, related to derivatives used to hedge loan and funding cash flows. See Note 16 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative gain included in accumulated other comprehensive income at March 31, 2008 is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on loan and funding products through August 2013, with $5 million of after-tax net loss expected to be recognized in net interest income within the next year. There were no gains or losses reclassified into earnings in the first three months of 2008 or 2007 arising from the determination that the original forecasted transaction would not occur.

The notional amounts of the derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 follows:

(In Millions)	March 31, 2008	December 31, 2007	March 31, 2007

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$60	$60	$112
Pay-fixed interest rate swaps	2,125	2,318	2,151
Interest rate caps sold	50	50	150
Interest rate floors sold	100	100	100
Interest rate collars purchased	5	5	5
Interest rate futures purchased	1,485	1,587	1,968
Interest rate futures sold	1,630	1,937	2,542

Total	5,455	6,057	7,028

Residential real estate loans held for sale
Net forward commitments to sell mortgage loans and mortgage-backed securities	—	1,283	1,922
Receive-fixed interest rate swaps	—	400	1,650
Receive-fixed interest rate swaptions purchased	—	600	—
Pay-fixed interest rate swaps	—	—	550
Pay-fixed interest rate swaptions purchased	—	650	—
Interest rate caps purchased	—	—	500
Interest rate floors purchased	—	—	500

Total	—	2,933	5,122

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	—	244	69
Interest rate futures purchased	—	8	—
Receive-fixed interest rate swaps	—	108	49

Total	—	360	118

Funding
Receive-fixed interest rate swaps	3,903	4,116	7,282
Callable receive-fixed interest rate swaps	3,248	3,154	2,691

Total	7,151	7,270	9,973

Total notional of derivatives used in fair value hedges	12,606	16,620	22,241

Cash Flow Hedges
Commercial loans
Interest rate floors purchased	11,300	13,800	13,200

Funding
Interest rate caps purchased	300	300	300

Total notional of derivatives used in cash flow hedges	11,600	14,100	13,500

Total notional of derivatives designated in SFAS 133 relationships	$24,206	$30,720	$35,741

The fair value of assets and liabilities prior to any netting pursuant to master netting agreements of derivative instruments used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 follows:

	March 31, 2008		December 31, 2007		March 31, 2007
(In Millions)	Asset	Liability	Asset	Liability	Asset	Liability

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$1.0	$—	$.7	$—	$1.0	$.2
Pay-fixed interest rate swaps	.5	68.0	3.5	30.3	23.1	8.2
Interest rate floors sold	—	.5	—	—	—	—
Interest rate collars purchased	—	.4	—	.3	—	.2

Total	1.5	68.9	4.2	30.6	24.1	8.6

Residential real estate loans held for sale
Net forward commitments to sell mortgage loans and mortgage-backed securities	—	—	.6	11.6	4.2	20.2
Receive-fixed interest rate swaps	—	—	10.2	—	8.2	20.5
Receive-fixed interest rate swaptions purchased	—	—	17.6	—	—	—

	March 31, 2008		December 31, 2007		March 31, 2007
(In Millions)	Asset	Liability	Asset	Liability	Asset	Liability
Pay-fixed interest rate swaps	—	—	—	—	—	7.8
Pay-fixed interest rate swaptions purchased	—	—	2.6	—	—	—
Interest rate floors purchased	—	—	—	—	1.9	—

Total	—	—	31.0	11.6	14.3	48.5

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	—	—	—	3.6	.6	.2
Receive-fixed interest rate swaps	—	—	1.5	5.8	.1	.3

Total	—	—	1.5	9.4	.7	.5

Funding
Receive-fixed interest rate swaps	279.7	4.9	140.1	1.5	112.2	97.4
Callable receive-fixed interest rate swaps	46.1	28.3	.2	61.6	—	79.4

Total	325.8	33.2	140.3	63.1	112.2	176.8

Total fair value of derivatives used in fair value hedges	327.3	102.1	177.0	114.7	151.3	234.4

Cash Flow Hedges
Commercial loans
Interest rate floors purchased	360.9	—	168.1	—	76.0	—

Funding
Interest rate caps purchased	—	.4	—	.7	—	—

Total fair value of derivatives used in cash flow hedges	360.9	.4	168.1	.7	76.0	—

Total fair value of derivatives designated in SFAS 133 relationships	$688.2	$102.5	$345.1	$115.4	$227.3	$234.4

The net ineffective hedge gain (loss) recognized for each SFAS 133 hedge strategy follows:

	Three Months Ended March 31
(In Millions)	2008	2007

Fair Value Hedges
Commercial loans	$(2.5)	$(1.1)
Residential real estate loans held for sale	—	(.4)
Commercial real estate loans held for sale	—	—
Funding	6.4	(.1)

Total fair value hedge gain (loss)	3.9	(1.6)

Cash Flow Hedges
Commercial loans	—	—
Funding	—	(.1)

Total cash flow hedge loss	—	(.1)

Net ineffective hedge gain (loss) on SFAS 133 hedge strategies	$3.9	$(1.7)

Other Derivative Activities
The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. The majority of these derivatives are used to manage interest-rate risk related to residential mortgage servicing rights (MSRs) and residential and commercial real estate loans held for sale, and interest-rate lock commitments, all of which are carried at fair value consistent with the accounting for the derivatives. As a result, it is not necessary to designate these items in SFAS 133 hedge relationships.
Derivative instruments used to hedge MSRs include interest-rate swaps, futures, options, caps, floors, and forwards. Detail regarding these derivatives is presented in the tables that follow. The assets and liabilities are presented prior to any netting pursuant to master netting agreements.

Notional Amount (In Millions)	March 31, 2008	December 31, 2007	March 31, 2007

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$16,825	$8,430	$5,675
Basis swaps	189	178	—
Receive-fixed interest rate swaps	1,700	4,310	6,970
Receive-fixed interest rate swaptions purchased	12,550	6,150	3,650
Receive-fixed interest rate swaptions sold	—	—	1,200
Pay-fixed interest rate swaps	6,805	3,820	1,930
Pay-fixed interest rate swaptions purchased	12,100	2,150	3,250
Pay-fixed interest rate swaptions sold	—	—	1,200
Principal-only interest rate swaps	—	—	384

Notional Amount (In Millions)	March 31, 2008	December 31, 2007	March 31, 2007

Options to purchase U.S. Treasury Note futures contract	2,250	—	—
Interest rate caps purchased	3,000	5,750	500
Interest rate floors purchased	5,500	5,500	8,200
Interest rate futures purchased	18,077	—	1,110
Interest rate futures sold	200	—	—

Total derivative instruments used for MSR risk management	$79,196	$36,288	$34,069

	March 31, 2008		December 31, 2007		March 31, 2007
Fair Value (In Millions)	Asset	Liability	Asset	Liability	Asset	Liability

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$77.0	$44.0	$—	$72.6	$.5	$10.6
Basis swaps	—	8.0	—	2.1	—	—
Receive-fixed interest rate swaps	—	30.8	80.9	13.7	42.5	84.9
Receive-fixed interest rate swaptions purchased	671.2	—	204.8	—	66.6	—
Receive-fixed interest rate swaptions sold	—	—	—	—	—	38.4
Pay-fixed interest rate swaps	1.0	381.5	.8	170.6	—	66.2
Pay-fixed interest rate swaptions purchased	337.2	—	55.7	—	25.5	—
Pay-fixed interest rate swaptions sold	—	—	—	—	—	38.8
Principal-only interest rate swaps	—	—	—	—	—	5.4
Option to purchase U.S. Treasury Note futures contract	37.6	—	—	—	—	—
Interest rate caps purchased	26.3	—	24.1	—	—	—
Interest rate floors purchased	83.2	—	38.3	—	46.5	—

Total derivative instruments used for MSR risk management	$1,233.5	$464.3	$404.6	$259.0	$181.6	$244.3

Derivative instruments used to hedge residential and commercial real estate loans and related interest-rate lock commitments at March 31, 2008 included interest-rate swaps, forward commitments to sell mortgage loans and mortgage-backed securities, and Eurodollar and U.S. Treasury futures. The notional value of the derivatives at March 31, 2008 totaled $18.7 billion and the derivative assets and liabilities associated with these contracts were $66 million and $85 million, respectively.
Other derivatives held but not included in SFAS 133 hedge relationships primarily include equity-indexed based instruments used to hedge convertible debt, deferred compensation liabilities, certain interest-rate based instruments used to hedge balance sheet risk, and interest-rate and foreign-exchange based instruments held for trading purposes, which are entered into for the purpose of making short-term profits or for providing risk management products to commercial banking customers.
Net gains and (losses) on derivatives instruments not designated in SFAS 133 hedge relationships are presented in the table below. Gains and losses on derivatives used to manage risk associated with MSRs are included in loan servicing income, while gains and losses on mortgage and commercial real estate loan commitments and associated loan risk management instruments are included in loan sale revenue on the income statement. Gains and losses on derivative instruments held for trading or other risk management purposes are included in other noninterest income.

	Three Months Ended March 31
(In Millions)	2008	2007

Loan sale and servicing risk management:
Mortgage servicing rights	$214.6	$6.0
Mortgage and commercial real estate loans and loan commitments	(11.5)	(21.4)

Total loan sale and servicing	203.1	(15.4)

Trading derivatives:
Customer risk management	5.0	4.7
Other, including foreign exchange risk management	(20.4)	3.8

Total trading	(15.4)	8.5

Used for other risk management purposes	(37.4)	(30.5)

Total net gain (loss) on derivatives not designated in SFAS 133 relationships	$150.3	$(37.4)

Total Derivative Assets and Liabilities on the Consolidated Balance Sheet: Derivative assets and liabilities are included in other assets and other liabilities on the consolidated balance sheet on a net basis after taking into consideration the effects of master netting agreements. A summary of the fair values of the gross assets and liabilities for all derivatives prior to netting and reconciliation to the net amounts included on the consolidated balance sheet follows.

	March 31, 2008		December 31, 2007		March 31, 2007
(In Millions)	Asset	Liability	Asset	Liability	Asset	Liability

Derivatives not in SFAS 133 hedge relationships:
Loan sale and servicing risk management:
Mortgage servicing rights	$1,233.5	$464.3	$404.6	$259.0	$181.6	$244.3
Mortgage and commercial real estate loans and loan commitments	135.3	111.1	26.6	22.8	42.3	34.5

Total loan sale and servicing risk management	1,368.8	575.4	431.2	281.8	223.9	278.8

Trading derivatives:
Customer risk management	300.4	267.4	152.5	118.3	75.0	44.0
Other	102.1	124.0	81.9	83.9	48.0	55.1

Total trading	402.5	391.4	234.4	202.2	123.0	99.1

Used for other risk management purposes	24.4	18.5	20.1	8.7	13.4	5.2

Derivatives in SFAS 133 hedge relationships	688.2	102.5	345.1	115.4	227.3	234.4

Total gross derivative assets and liabilities	2,483.9	1,087.8	1,030.8	608.1	587.6	617.5

Less:
Offset of derivative assets and liabilities with the same counterparty and unallocated accrued interest	(735.4)	(765.7)	(234.3)	(234.3)	—	—
Cash collateral applied	(768.0)	(87.7)	(245.5)	(41.8)	—	—

Total net derivative assets and liabilities	$980.5	$234.4	$551.0	$332.0	$587.6	$617.5

23. Fair Value Measurement
Effective January 1, 2008, the Corporation adopted SFAS 159, which allows an entity the option to irrevocably elect fair value accounting for certain financial assets and liabilities, and other commitments and obligations, on an instrument-by-instrument basis.
The Corporation elected to adopt fair value accounting for residential and commercial real estate loans held for sale. This election was applied to all residential and commercial real estate loans held for sale as of January 1, 2008 and to all loans originated or purchased subsequent to the adoption date. Risk related to changes in the fair value of these loans prior to sale, primarily due to changes in interest rates, is managed using derivative instruments. Prior to the election date, the change in the fair value of these loans, relative to the risk hedged, was recorded through earnings, to the extent that they were part of a SFAS 133 hedge relationship. The election of the fair value option for these loans allows these loans to be accounted for at fair value independent of detailed loan-level hedge relationships, which is more consistent with management’s risk management practices, and provides for symmetrical accounting between the loans and the related derivative instruments without the operational complexities of applying SFAS 133 hedge accounting. The Corporation has not elected to use fair value any other types of loans held for sale because they are typically not hedged with derivative instruments. The following table summarizes the impact of adopting the fair value option as of January 1, 2008:

		Transition Gain
	Carrying Value as of	Recorded in	Fair Value as of
(In Millions)	January 1, 2008	Retained Earnings	January 1, 2008

Commercial real estate loans held for sale	$509	$8	$517
Residential real estate loans held for sale	3,756	4	3,760

Pretax cumulative effect of adoption of SFAS 159	$4,265	12	$4,277
Decrease in deferred tax assets		(4)

Cumulative effect adjustment to retained earnings		$8

Valuation allowances relating to these loans totaling $2.7 million as of January 1, 2008 were removed from the consolidated balance sheet upon the adoption of fair value accounting.
Summary information as of March 31, 2008, regarding the loans held for sale for which the fair value option has been elected is presented below:

Fair Value Over
	Aggregate Unpaid	Aggregate Fair	(Under) Unpaid
(In Millions)	Principal Balance	Value	Principal Balance

Performing loans 90 days or more past due:
Commercial real estate loans held for sale	$—	$—	$—
Residential real estate loans held for sale	17.1	12.5	(4.6)

Nonaccrual loans:
Commercial real estate loans held for sale	$—	$—	$—

			Fair Value Over
	Aggregate Unpaid	Aggregate Fair	(Under) Unpaid
(In Millions)	Principal Balance	Value	Principal Balance

Residential real estate loans held for sale	2.9	1.3	(1.6)

All other performing loans:
Commercial real estate loans held for sale	$648.2	$656.2	$8.0
Residential real estate loans held for sale	3,475.2	3,476.3	1.1

Total loans:
Commercial real estate loans held for sale	$648.2	$656.2	$8.0
Residential real estate loans held for sale	$3,495.2	$3,490.1	$(5.1)

Residential real estate loans held for sale are managed by the Mortgage Banking line of business and commercial real estate loans held for sale are managed by the Commercial Banking — National business line. For the three months ended March 31, 2008, net gains resulting from changes in the fair value of residential and commercial real estate loans held for sale, including realized gains and losses on sale, were $6 million and are included within loan sale revenue in the income statement. Changes in instrument-specific credit risk resulted in a net loss in fair value of approximately $6 million for the three months ended March 31, 2008 and was based primarily on pricing information from sales of similar loans. Interest on these loans is recorded based on the contractual rate and is included in loan interest income in the income statement. Prior to the election date, mortgage loan origination costs were capitalized as part of the carrying amount of the loans and recognized as a reduction of loan sale revenue upon sale of the loans. Due to the election to account for these loans at fair value, mortgage loan origination costs are now recognized in noninterest expense when incurred.
Fair Value Measurement
Effective with the adoption of SFAS 157, the Corporation determines the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted prices, observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation techniques are utilized, depending on the nature of the financial instrument, including the use of market prices for identical instruments, market prices for similar instruments, and discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments is utilized. When market data is not available, fair value is determined using techniques that incorporate management’s estimates of the assumptions a market participant would use in pricing the asset or liability.
Under SFAS 157, the Corporation classifies its fair value measurements among three levels based on the observability of the inputs used to determine fair value. These levels are:
Level 1 – The valuation is based on quoted prices in active markets for identical instruments.
Level 2 – The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3 – The valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar techniques, which incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.
Following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis:
Securities available for sale: Under SFAS 115, securities available for sale are carried at fair value with unrealized changes in value recorded through other comprehensive income within stockholders’ equity each period. Gains and losses are also recorded through securities gains (losses), net in the income statement upon sale, or if an other-than-temporary impairment loss has occurred. Fair value measurement is based on quoted prices when available. The majority of the securities in the available-for-sale portfolio are priced using independent third-party pricing services. Quotations from market-makers are also used for certain more highly structured and/or less liquid mortgage-backed and asset-backed securities. Internally-developed model-based valuation techniques are used for residual interests retained from securitizations of financial assets. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, as well as U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and for which observable pricing information is available for identical securities. Level 2 securities include mortgage-backed and asset-backed securities and municipal bonds priced based on trade prices and bid/offer prices available for the same or similar instruments in active markets. Level 3 securities include asset-backed and municipal securities that are not actively traded, or are more highly structured, such that pricing information is typically only available from the underwriter of the security. In addition, Level 3 securities also include residual interests retained from securitizations of the Corporation’s loans that are valued based on internally developed models using assumptions for credit losses, discount rates, and loan prepayment rates based primarily on internal data.

Trading assets: Trading assets include loans and securities which are entered into for the purpose of making short-term profits, to provide risk management products to customers, or to hedge other financial instruments, and are carried at fair value. Trading loans consist of leveraged commercial loans that are purchased and sold in the secondary market. Generally the Corporation values these using third-party pricing information that is supported by observable market prices for the same or similar loans. These measurements are classified within Level 2. Certain commercial loans are classified within Level 3 if there is illiquidity in the market for the loan due to the nature of the borrower, the size of the loan, or the particular loan terms and pricing information is provided only be the lead agent or is based on an internal analysis. Trading securities consist of U.S. Treasury and agency securities, mortgage-backed securities, municipal bonds, and residual interests that are valued using the same methodologies described above for securities available for sale. Trading securities also include variable rate demand obligations that are priced at par as the interest rate is reset weekly.
Other investments: Other investments measured at fair value primarily include money market investments priced using quoted per unit prices for the funds. Other investments category also includes an investment held by the Corporation’s principal investment company subsidiary that is classified in Level 3.
Commercial real estate loans held for sale: Commercial real estate loans held for sale are carried at fair value on a recurring basis under SFAS 159. The fair value of these loans is generally determined based upon the observable market prices of similar instruments in active markets. For loans that are expected to be securitized, fair value is estimated based upon observable pricing of asset-backed securities with similar collateral adjusted to reflect the value of the loans in their current form. The Corporation may make adjustments for market conditions, costs to transform the loans into a security, the embedded servicing value, the cost of any guarantees provided, and other risks and uncertainties related to the securitization process. Commercial real estate loans held for sale are generally classified within Level 2. Certain commercial real estate loans held as of March 31, 2008, that are typically sold through securitization, were classified in Level 3 of the hierarchy because observable pricing information was not available due to inactivity in the capital markets for this type of product. The fair values for these loans were estimated using credit spreads of comparable debt instruments or borrowers that the Company believes market participants would use in pricing the loans.
Residential real estate loans held for sale: Residential real estate loans are carried at fair value on a recurring basis under SFAS 159. Residential real estate loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential real estate loans held for sale are classified within Level 2.
Mortgage servicing rights: Mortgage servicing rights (MSRs) are carried at fair value on a recurring basis. MSRs do not trade in an active open market with readily observable prices. Although sales of servicing assets do occur, the precise terms and conditions typically may not be available. Accordingly, the Corporation determines the fair value of its MSRs using a discounted cash flow model incorporating assumptions about loan prepayment rates, discount rates, servicing costs, and other economic factors. Management compares its fair value estimates to third-party valuations on a quarterly basis to assess the reasonableness of the fair values calculated by its internal valuation models. Due to the nature of the valuation inputs, servicing assets are classified within Level 3 of the valuation hierarchy. See Note 11for further discussion of the significant assumptions used to value MSRs.
Derivatives: Exchange-traded derivatives, such as interest rate futures and certain option contracts, are valued using quoted prices and are classified as Level 1. Other derivatives, such as interest rate swaps, forwards and options, credit default swaps, and foreign exchange forwards, which are traded in over-the-counter markets, are valued using discounted cash flow models and are classified as Level 2. The valuation models provided by third parties incorporate primarily market observable inputs, such as interest rate yield curves, option volatilities, and currency rates for the full term of the instruments. The fair values obtained from the discounted cash flow models are validated monthly through comparison to prices obtained from dealers. A third-party valuation expert also periodically performs a revaluation of the fair values and performs a model validation review. Level 3 derivatives include interest rate lock commitments written to borrowers for residential and commercial real estate loans that the Corporation intends to sell. The value of an interest rate lock commitment, while based on observable market interest rates for the underlying mortgage loan, includes the estimated value of the embedded servicing value for the loan and is also highly dependent on the probability that the loan will fund. Both the embedded servicing value and the probability of funding represent significant unobservable inputs to the overall value. Valuation adjustments to derivative fair values for liquidity and credit risk are also made when appropriate and take into consideration the likelihood of default by the Corporation and derivative counterparties, the net counterparty exposure, and the remaining maturities of the positions. Valuation adjustments for liquidity and credit risk were not considered material at March 31, 2008.
Principal investments: The valuation of principal investments, which represent direct investments in private and public companies and indirect investments in private equity funds, requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of the investments. Principal investments in private companies are valued initially based upon the transaction price. The carrying values are subsequently adjusted either upwards or downwards to reflect expected exit values. For direct investments in private companies, valuation adjustments are made taking into consideration the investee’s business model, current and projected financial performance, liquidity, management team and overall economic and market conditions including changes in market outlook, the third-party financing environment and potential exit transactions. Factors used in determining the fair value of indirect investments include evaluation of the investments owned by the private equity funds, the general partners’ valuation techniques, and overall economic and market conditions. Nonpublic principal investments are considered Level 3 in the valuation hierarchy.
Principal investments may also include publicly traded investments generally obtained through the initial public offerings of investments in former private companies. Publicly traded investments, when held, are determined using quoted market prices less any necessary adjustments for regulatory and sales restrictions. As of March 31, 2008, the Corporation held no material publicly traded principal investments.
Securities sold short: Securities sold short represent obligations to purchase securities that have previously been sold to other third parties. These obligations are carried in the trading portfolio and the valuations are based on the market prices of the underlying securities sold short. As of March 31, 2008, the securities underlying these short sales represented U.S. Treasury securities with readily observable prices. Accordingly these instruments are classified as Level 1 in the valuation hierarchy.
Assets and Liabilities Measured at Fair Value on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Corporation elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2008
					Carrying Value in
				FIN 39 Netting	the Consolidated
(In Millions)	Level 1	Level 2	Level 3	Adjustments(a)	Balance Sheet

Assets
Securities available for sale	$1,273	$7,106	$70	$—	$8,449
Trading assets	1	1,050	17	—	1,068
Other investments	174	—	3	—	177
Commercial real estate loans held for sale	—	561	95	—	656
Residential real estate loans held for sale	—	3,490	—	—	3,490
Mortgage servicing rights	—	—	2,312	—	2,312
Derivative assets (b)	—	2,486	39	(1,545)	980
Principal investments (c)	—	—	754	—	754

Total Assets	$1,448	$14,693	$3,290	$(1,545)	$17,886

Liabilities
Securities sold short (d)	$12	$—	$—	$—	$12
Derivative liabilities (b)	—	1,073	26	(864)	235

Total Liabilities	$12	$1,073	$26	$(864)	$247

(a)	Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to net derivative receivables, derivative payables and cash collateral held or placed with the same counterparty.

(b)	Included within Other Assets or Other Liabilities on the balance sheet.

(c)	Included within Other Investments and Other Assets on the balance sheet — see further discussion in Note 1.

(d)	Securities sold short are considered trading liabilities and are included within Borrowed Funds on the consolidated balance sheet.
The table below presents a rollforward of the balance sheet amounts for the three months ended March 31, 2008 for financial instruments measured on a recurring basis and classified within Level 3 of the valuation hierarchy. The classification of an item within Level 3 of the hierarchy is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below included changes in fair value due in part to observable factors that are part of the valuation methodology. Also, certain Level 3 instruments are risk managed with securities and derivative instruments which are classified within Level 1 or Level 2 of the valuation hierarchy and thus the gains and losses in the table below do not reflect the effect of risk management activities related to such level 3 instruments.

				Commercial
	Securities			Real Estate	Mortgage	Net Derivative
	Available	Trading	Other	Loans Held	Servicing	Assets/	Principal
(In millions)	for Sale(a)	Assets(b)	Investments(b)	for Sale(c)	Rights (d)	(Liabilities)(e)	Investments(b)	Total

Fair Value, January 1, 2008	$66	$14	$1	$96	$2,526	$(7)	$775	$3,471
Total gains or losses (realized/unrealized) Included in earnings	6	(1)	—	(1)	(216)	(15)	15	(212)
Included in other comprehensive income	6	—	—	—	—	—	—	6
Purchases, issuances, and settlements, net	(8)	4	2	—	2	35	(36)	(1)
Transfers in to/out of Level 3	—	—	—	—	—	—	—	—

Fair Value, March 31, 2008	$70	$17	$3	$95	$2,312	$13	$754	$3,264

Change in unrealized gains or losses included in earnings related to financial instruments still held at March 31, 2008	$—	$(1)	$—	$(1)	$(208)	$(15)	$(2)	$(227)

(a)	Realized gains and losses are reported within Securities Gains (Losses), Net, Taxable Securities Interest Income, and Loan Sale Revenue. Unrealized gains and losses are reported within Accumulated Other Comprehensive Income.

(b)	Realized and unrealized gains and losses are reported within Other Noninterest Income.

(c)	Realized and unrealized gains and losses are reported within Loan Sale Revenue.

(d)	Realized and unrealized gains and losses are reported within Loan Servicing Revenue.

(e)	Realized and unrealized gains and losses relate to interest rate lock commitment derivatives and are reported within Loan Sale Revenue. Total Level 3 derivatives have been netted for presentation purposes only.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis: Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Financial instruments typically subject to nonrecurring fair value measurements include loans measured for impairment under SFAS 114, loans held for sale which are carried at the lower of cost or market, and servicing assets which are carried at the lower of amortized cost or market. Assets and liabilities subject to nonrecurring fair value measurements are not included in the tables above. Fair value adjustments for these items typically occur when there is evidence of impairment. During the three months ended March 31, 2008, net nonrecurring fair value losses of $38 million were recorded within the provision for loan losses on loans measured for impairment under SFAS 114 using either the observable market price of the loan or the fair value of the collateral. Of these net losses, $34 million were determined primarily based on appraised values for the underlying collateral, or if the loan is not collateral dependent, on the estimated enterprise value using earnings multiples for comparable companies taking into consideration current market conditions and other factors and are considered Level 2 measurements. The remaining $4 million of net losses were determined based on management’s estimate of the value of receivables and inventory and are considered Level 3 measurements. No other nonrecurring fair value adjustments to financial instruments were recorded during the quarter ended March 31, 2008.
24.  Line of Business Results
The Corporation manages its business by product and service offerings as well as the distribution channel through which these products and services are offered. The Corporation has five reportable segments: Retail Banking, Commercial Banking-Regional, Commercial Banking-National, Mortgage Banking, and Asset Management. Each of these segments is further described below. All revenues and expenses not directly associated with or allocated to these segments are reported within Parent and Other. Parent and Other also includes revenues and expenses associated with discontinued products or services or exited businesses. Effective January 1, 2008, the liquidating portfolio associated with the former National Home Equity unit was reclassified to Parent and Other consistent with the way it is now managed. Prior periods’ results have been reclassified to conform with the current presentation.
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
Mortgage Banking originates residential mortgage loans both within National City’s banking footprint and on a nationwide basis. Mortgage loans generally represent loans collateralized by one-to-four-family residential real estate and are made to borrowers in good credit standing. These loans are typically sold to primary mortgage market aggregators (Fannie Mae, Freddie Mac, Ginnie Mae, or the Federal Home Loan Banks) and third-party investors. Mortgage Banking’s business activities also include servicing mortgage loans, home equity loans, and home equity lines of credit for third-party investors. Significant revenue streams include net interest income earned on portfolio loans and loans held for sale, as well as loan sale and servicing revenue. Major expenses include credit, personnel costs, branch office costs, loan servicing and insurance expense.
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
Parent and Other contains revenues and expenses not directly associated with or allocated to the above segments, as well as investment funding activities including the investment portfolio, short- and long-term borrowings, derivatives used for interest-rate risk management, and asset securitizations. Revenues and expenses associated with certain discontinued or exited products, services or business units, including the liquidating portfolios associated with the former First Franklin and National Home Equity units, are also included within Parent and Other. This category also includes adjustments to reconcile the segment results to the Consolidated Financial Statements.

Selected financial information by line of business follows. For further discussion on the segments’ results see the Financial Review section.

		Commercial	Commercial
	Retail	Banking –	Banking –	Mortgage	Asset	Parent	Consolidated
(In Millions)	Banking	Regional	National	Banking	Management	and Other	Total

Three months ended March 31, 2008

Net interest income (expense)(a)	$631	$255	$122	$87	$33	$(59)	$1,069
Provision for credit losses	219	127	18	399	8	622	1,393

Net interest income (expense) after provision	412	128	104	(312)	25	(681)	(324)
Noninterest income	290	60	105	54	96	533	1,138
Noninterest expense	535	140	111	217	90	(81)	1,012

Income (loss) before taxes	167	48	98	(475)	31	(67)	(198)
Income tax expense (benefit)(a)	69	18	37	(179)	12	16	(27)

Net income (loss)	$98	$30	$61	$(296)	$19	$(83)	$(171)

Average assets	$32,697	$39,352	$19,699	$19,543	$4,508	$37,233	$153,032
Intersegment (expense) revenue	(1)	1	14	(60)	3	43	—

Three months ended March 31, 2007

Net interest income(a)	$539	$283	$120	$81	$35	$60	$1,118
Provision (benefit) for credit losses	64	15	(32)	6	1	68	122

Net interest income (expense) after provision	475	268	152	75	34	(8)	996
Noninterest income	267	56	112	66	89	31	621
Noninterest expense	462	116	109	183	80	206	1,156

Income (loss) before taxes	280	208	155	(42)	43	(183)	461
Income tax expense (benefit)(a)	110	80	58	(16)	16	(106)	142

Net income (loss)	$170	$128	$97	$(26)	$27	$(77)	$319

Average assets	$27,830	$35,092	$16,590	$16,796	$4,112	$37,390	$137,810
Intersegment (expense) revenue	(1)	—	11	12	3	(25)	—

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.
25. Financial Holding Company
Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:
Balance Sheets

	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Assets
Cash and demand balances due from banks	$2,191	$1,279	$924
Loans to and receivables from subsidiaries	2,043	1,110	1,275
Securities	169	205	211
Other investments	33	13	8
Investments in:
Subsidiary banks	15,015	15,026	14,023
Nonbank subsidiaries	692	584	478
Goodwill	105	122	120
Other assets	1,063	996	725

Total Assets	$21,311	$19,335	$17,764

Liabilities and Stockholders’ Equity
Long-term debt	$4,372	$2,868	$2,911
Borrowed funds from subsidiaries	2,868	1,900	850
Indemnification liabilities	57	292	—
Accrued expenses and other liabilities	791	867	833

Total liabilities	8,088	5,927	4,594
Stockholders’ equity	13,223	13,408	13,170

Total Liabilities and Stockholders’ Equity	$21,311	$19,335	$17,764

Securities and other investments totaling $96 million at March 31, 2008 were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance include the junior subordinated debt securities payable to the wholly owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $2.4 billion at March 31, 2008. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $707 million at March 31, 2008. Additionally, the holding company guarantees certain financial and indemnification obligations of National City Bank under its membership with Visa® and Mastercard®. As of March 31, 2008, the holding company had recognized a $57 million liability related to Visa matters discussed in Note 19.
Statements of Income

	Three Months Ended
	March 31
(In Millions)	2008	2007

Income
Dividends from:
Subsidiary banks	$—	$—
Nonbank subsidiaries	—	—
Interest on loans to subsidiaries	38	31
Interest and dividends on securities	1	1
Securities (losses) gains, net	(2)	1
Derivative losses, net	(26)	(1)
Other income	6	5

Total Income	17	37

Expense
Interest on debt and other borrowings	91	49
Other expense	(4)	37

Total Expense	87	86

Loss before taxes and equity in undistributed net income of subsidiaries	(70)	(49)
Income tax expense (benefit)	49	(16)

Loss before equity in undistributed net income of subsidiaries	(119)	(33)
(Loss) equity in undistributed net income/(loss) of subsidiaries	(52)	352

Net (Loss) Income	$(171)	$319

Statements of Cash Flows

	Three Months Ended
	March 31
(In Millions)	2008	2007

Operating Activities
Net (loss) income	$(171)	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiaries	52	(352)
Depreciation, amortization, and accretion	—	1
(Increase) decrease in receivables from subsidiaries	(187)	1,566
Other losses, net	6	5
(Decrease) increase in accrued expenses and other liabilities	(116)	90
Excess tax benefit for share based payments	—	(11)
Increase in tax receivable	(26)	(198)
Other, net	34	65

Net cash (used in) provided by operating activities	(408)	1,485

Investing Activities
Purchases of securities	(39)	(29)
Proceeds from sales and maturities of securities	66	40
Net change in other investments	(19)	184
Principal collected on loans to subsidiaries	—	258
Net cash paid for acquisitions	—	(506)
Loans to subsidiaries	(946)	(45)
Returns of investment from subsidiaries	8	3

Net cash used in investing activities	(930)	(95)

Financing Activities
Intercompany borrowings, net	423	—
Issuance of debt	1,887	600
Repayment of debt	—	(155)
Excess tax benefit for share based payments	—	11
Dividends paid	(133)	(255)
Issuances of common stock	—	134
Repurchases of common stock	—	(2,116)
Issuance of preferred stock	146	—

	Three Months Ended
	March 31
(In Millions)	2008	2007

Net premiums paid for purchased call option and warrant of common stock	(173)	—
Other financing activities, net	100	—
Net cash provided by (used) in financing activities	2,250	(1,781)

Increase (decrease) in cash and demand balances due from banks	912	(391)
Cash and demand balances due from banks, January 1	1,279	1,315

Cash and Demand Balances Due from Banks, March 31	$2,191	$924

Supplemental Information
Cash paid for interest	$54	$49
Non-cash capital contribution to bank subsidiary	200	—
Non-cash return of capital from bank subsidiary	240	—
Common shares and stock options issued for acquisitions	—	492

Retained earnings of the holding company included $8.3 billion, $8.4 billion, and $8.4 billion of equity in undistributed net income of subsidiaries at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL REVIEW
This Quarterly Report contains forward-looking statements. See page 90 for a discussion of the risks and uncertainties associated with forward-looking statements. The Financial Review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) as of March 31, 2008 and for the three months ended March 31, 2008 (the first quarter of 2008). The Financial Review should be read in conjunction with the accompanying Consolidated Financial Statements and notes presented on pages 4 through 60.
The primary source of National City’s revenue is net interest income from loans and deposits, revenue from loan sales and servicing, and fees from financial services provided to customers. Business volumes tend to be influenced by overall economic factors, including market interest rates, business spending, and consumer confidence, as well as competitive conditions within the marketplace. Credit losses are influenced by economic conditions, including consumer spending, unemployment levels and the housing markets.
The Corporation had a net loss of $171 million in the first quarter of 2008, compared to a net loss of $333 million in the fourth quarter of 2007, and net income of $319 million in the first quarter a year ago. The first quarter 2008 loss was driven by deterioration in credit quality of residential real estate loans. Economic conditions and the housing market worsened in 2008 which resulted in higher nonperforming assets and net charge-offs, specifically within residential construction, nonprime mortgage, and broker-sourced mortgage and home equity portfolios. Net charge-offs were $538 million in the first quarter of 2008, up from $275 million in the preceding quarter, and $147 million in the first quarter of last year. The provision for loan losses was increased to $1.4 billion, approximately double that of the fourth quarter of 2007.
Tax-equivalent net interest income was $1.1 billion for the first quarter of 2008, down about 4% compared to both the immediately preceding quarter and the first quarter a year ago. Net interest margin was 3.18%, compared to 3.30% in the fourth quarter of 2007 and 3.69% in the first quarter a year ago. The lower margin in 2008 reflected lower asset yields, driven by decreases in the Federal Funds rate, while deposit costs declined less. Average portfolio loans were $115.4 billion for the first quarter of 2008, up $1.9 billion compared to the fourth quarter of 2007, and up $17.2 billion versus the first quarter of 2007. The increase in average portfolio balance compared to a year earlier reflects growth in commercial loans, transfers of formerly held for sale loans to portfolio, and a recent acquisition.
Noninterest income was $1.1 billion in the first quarter of 2008, inclusive of a gain on the partial redemption of the Corporation’s Visa Class B shares of $532 million. Loan sale revenue improved to $89 million in the first quarter of 2008, compared to net loan sales losses of $149 million in the fourth quarter of 2007, due primarily to the curtailment of the origination of nonagency-eligible mortgage loans in late 2007. Loan servicing revenue declined to $16 million in the first quarter of 2008 due primarily to net MSR hedging losses of $59 million. Deposit service fees were $230 million in the first quarter of 2008, down 8% compared to the preceding quarter, due to seasonally lower levels of overdraft and nonsufficient funds transactions. Deposit service fees increased 13% over the first quarter a year ago which reflects a recent acquisition, continued growth in the number of deposit accounts, and higher volumes of fee-generating transactions.
Noninterest expense for the first quarter of 2008 was $1.0 billion, down $555 million compared to the preceding quarter. The first quarter 2008 reflects the reversal of $240 million of previously established Visa indemnification liabilities. In comparison, the fourth quarter of 2007 included a charge to increase the Visa indemnification liability by $132 million and a goodwill impairment charge for $181 million.

Compared to the first quarter a year ago, noninterest expense decreased primarily due to the reversal of the aforementioned Visa indemnification liabilities, partially offset by higher foreclosure costs and the effect of an acquisition.
RESULTS OF OPERATIONS
Net Interest Income
This section should be read in conjunction with the daily average balances/net interest income/rates tables presented on pages 92-94.
Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for federal income tax purposes. To compare the tax-exempt asset yields to taxable yields, interest amounts earned are adjusted to the pretax-equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustment to net interest income was $8 million for the first quarter of 2008, $7 million for the fourth quarter of 2007, and $8 million for the first quarter of 2007.
Tax-equivalent net interest income was $1.1 billion for the first quarter of 2008, declining only minimally in comparison to the fourth and first quarter of 2007. Net interest margin was 3.18% in the first quarter of 2008, down from 3.30% in the preceding quarter, and 3.69% in the first quarter of 2007. The linked-quarter and year-over-year comparison of tax-equivalent net interest income was stable due to the higher average balance sheet being offset by the declining rate environment in effect for the first quarter of 2008. The lower margin in 2008 reflects lower loan yields, driven by decreases in the Federal Funds rate, as well as a lesser decline in funding costs. In addition, higher levels of nonperforming assets also depressed margins during recent periods. Finally, levels of short and long-term borrowings were increased in the first quarter of 2008 to enhance liquidity.
Further discussion of trends in the loan portfolio and detail on the mix of funding sources is included in the Financial Condition section beginning on page 69.
Noninterest Income
Details of noninterest income follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Securities gains/(losses)	$515	$(4)	$27
Deposit service charges and fees	230	249	204
Loan sale revenue	89	(149)	75
Trust and investment management fees	80	81	74
Brokerage revenue	48	54	40
Leasing revenue	35	36	55
Other service fees	33	41	35
Insurance revenue	33	35	34
Card-related fees	32	33	32
Loan servicing revenue	16	115	32
Principal investment gains, net	15	42	10
Derivatives (losses)/gains	(49)	35	(23)
Other	61	29	26

Total noninterest income	$1,138	$597	$621

Security gains for the first quarter of 2008 included a $532 million gain as a result of the redemption of 12.4 million Visa Class B common shares partially offset by an other-than-temporary impairment loss of approximately $16 million on certain asset-backed securities. Security losses in the fourth quarter of 2007 represent an other-than-temporary impairment loss on FNMA and FHLMC perpetual preferred securities. Securities gains in the first quarter of 2007 relate to sales of fixed income securities maintained for balance sheet management purposes.
Deposit service revenue decreased by $19 million, or 8% on a linked-quarter basis due to seasonally lower volumes of overdraft and nonsufficient funds transactions. On a year-over-year basis, deposit service charges increased by $26 million, or 13%, which reflects a recent acquisition, growth in deposit accounts and higher volumes of fee-generating transactions including customer overdrafts, nonsufficient funds, and debit card fees. Core deposits, excluding escrow funds, grew to $83.2 billion at March 31, 2008, up from $72.8 million at March 31, 2007. The number of deposit accounts has grown both organically and through recent acquisitions.
Loan sale revenue includes gain/(losses) realized upon loan sale or securitization, fair value adjustments on loans held for sale and derivative gains/(losses) for hedges of mortgage loans and mortgage loan commitments. Revenue by loan type is shown below:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Residential real estate	$67	$(148)	$47
Commercial loans	18	12	16
Other consumer loans	4	(13)	12

Total loan sale revenue	$89	$(149)	$75

On January 1, 2008, the Corporation elected the fair value option for residential and commercial real estate loans held for sale. Previously, these loans were carried at the lower-of-cost or fair value after consideration of any SFAS 133 valuation adjustments. Interest rate risk related to these loans is hedged with derivative instruments and application of the fair value option allows for both the loans and the derivatives to be carried at fair value without the need to qualify for hedge accounting under SFAS 133. This election was applied to existing residential and commercial real estate loans held for sale as of January 1, 2008 with the carrying value of the existing loans adjusted to fair value through a cumulative-effect adjustment to beginning retained earnings. Currently, all new originations or purchases of residential or commercial real estate loans held for sale are recorded at fair value with changes in fair value recognized in earnings each period. This election will accelerate the recognition of some loan sale gains/(losses) which previously were recognized at the time of sale. Fair value (losses)/gains recognized in the first quarter of 2008 on residential real estate and commercial real estate loans held for sale were $(38) million and $(5) million, respectively. In prior periods, fair value write-downs were recognized when market value was lower than the carrying value.
Residential real estate loan sale revenue improved to $67 million during the first quarter of 2008 as a result of limiting mortgage loans originations to agency-eligible products which improved profitability of loan sales and reduced fair value write-downs. Fair value write-downs on residential real estate loans held for sale were $35 million in the first quarter of 2008 versus $145 million in the preceding quarter, and $23 million in the first quarter a year ago. Beginning in the last half of 2007, the market for sale of many mortgage and home equity loans ceased to function, or functioned only sporadically. This resulted in large fair value write-downs in the fourth quarter of 2007 due to deterioration in market values, failed trades and trade kick-outs. During the first quarter of 2008, the market was still illiquid with limited buyers for certain products. However, actions taken in late 2007 to curtail production to agency-eligible products and transfer nonsalable loans to portfolio resulted in lower fair value write-downs and improved gains on sale in 2008. Effective January 1, 2008, the servicing value of loans held for sale can now be considered in the loan’s fair value. This accounting change added $34 million to loans sales revenue.
Other consumer loan sales include home equity lines of credit, credit card, and student loans. The market for sales of home equity lines of credit has also been illiquid. All broker-sourced originations have ceased. Other consumer loan sale revenue increased compared to the fourth quarter of 2007 due to higher gains associated with revolving credit card securitization, as well as nonrecurring fair value write-downs on home equity lines of credit of $9 million in the preceding quarter.
Trust and investment management fees increased from the year ago quarter as more personal trust business contributed to higher revenues during the first quarter of 2008. Brokerage revenue decreased compared to the fourth quarter of 2007 due to higher trading losses and lower advisory fees. Brokerage revenue increased versus the comparable period a year ago due to higher brokerage commissions offset partially by higher trading losses. Leasing revenue declined on both a linked-quarter and year-over-year basis due to continued run-off of the leased automobile portfolio. Other service fees decreased compared to the fourth quarter due to a decrease in loan syndications.
Loan servicing revenue includes net contractual servicing fees, late fees, ancillary fees, servicing asset valuation adjustments, and gains or losses on derivatives and securities utilized to hedge mortgage servicing assets. The components of loan servicing revenue by product type follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Residential real estate	$(26)	$69	$(6)
Commercial loans	3	2	4
Other consumer loans	39	44	34

Total loan servicing revenue	$16	$115	$32

The components of residential real estate (mortgage) loan servicing (loss)/revenue are as follows:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Net contractual servicing fees	$143	$143	$129
Servicing asset time decay and payoffs	(110)	(85)	(86)
MSR hedging (losses)/gains:
Servicing asset valuation changes	(216)	(111)	(55)
Gains on related derivatives	157	122	6

Net MSR hedging (losses)/gains	(59)	11	(49)

Total mortgage servicing (loss)/revenue	$(26)	$69	$(6)

The Corporation typically retains the right to service the mortgage loans it sells. Upon sale, the Corporation recognizes a mortgage servicing right (MSR), which represents the present value of the estimated net servicing cash flows to be realized over the estimated life of the underlying loan. The carrying value of MSRs was $2.3 billion at March 31, 2008, $2.5 billion December 31, 2007, and $2.1 billion at March 31, 2007. The value of MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of MSRs. The Corporation manages the risk associated with declines in the value of MSRs using derivative instruments and securities. As shown in the above table, net MSR hedging losses were $(59) million in the first quarter of 2008, compared to gains of $11 million in the fourth quarter of 2007 and losses of $(49) million in the first quarter a year ago. Unrealized net gains associated with derivatives utilized to hedge MSRs were $769 million as of March 31, 2008. The ultimate realization of these gains can be affected by changes in interest rates, which may increase or decrease the ultimate cash settlement of these instruments.
Residential real estate servicing revenue decreased in the first quarter of 2008 due to net MSR hedging losses. Mortgage loans serviced for others decreased to $177.9 billion at March 31, 2008, versus $179.4 billion at December 31, 2007, and $164.7 billion at March 31, 2007. The quarterly decrease in loans serviced for others resulted from lower loan production as well as higher paydowns on serviced loans. Other consumer loans servicing revenue decreased in the first quarter of 2008 compared to the preceding period as management ceased the production of broker-originated home equity loans and lines of credit in late 2007. As such, the serviced portfolio of home equity loans is expected to decrease in future periods.
Principal investments represent direct investments in private and public companies and indirect investments in private equity funds. Principal investments are carried at fair value. Gains represent both market value adjustments and realized gains from sales of these investments. Principal investment results can vary from period to period due to changes in fair value and decisions to sell versus hold various investments.
Derivative (losses)/gains include certain ineffective hedge gains and losses on derivatives designated as SFAS 133 qualifying hedges, as well as derivatives held for trading purposes, to hedge the fair value of certain recognized assets and liabilities, and to hedge certain forecasted cash flows. Derivatives used to hedge mortgage loans held for sale and MSRs are presented within loan sale revenue and loan servicing revenue, respectively. In the first quarter of 2008, net losses of $53 million were recognized on derivatives held for trading and interest-rate risk management purposes, partially offset by a $4 million gain on derivatives held to hedge certain cash flows. In the fourth quarter of 2007, net gains were recognized on all substantially all derivative positions. Compared to the first quarter a year ago, net losses were recognized on trading derivatives of $15 million in 2008 versus net gains on these positions of $9 million in 2007.
Other noninterest income for the first quarter of 2008 included $27 million of foreign currency exchange gains versus $3 million of losses in the preceding quarter and $3 million of gains in the first quarter a year ago. Other noninterest income for the fourth quarter of 2007 included a $16 million gain on the sale of a few branches. There were no other significant or unusual items in noninterest income in any of the periods presented above.

Noninterest Expense
Details of noninterest expense follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Salaries, benefits, and other personnel	$659	$663	$633
Net occupancy	88	84	78
Third-party services	82	101	86
Equipment	80	91	83
Foreclosed assets	49	25	10
Supplies and postage	36	38	41
Marketing and public relations	27	38	33
Leasing expense	25	24	34
Intangible asset amortization	20	25	17
Insurance	19	22	25
Telecommunications	19	15	18
State and local taxes	17	15	20
Travel and entertainment	17	20	18
Impairment, fraud, and other losses	(197)	337	6
Other	71	69	54

Total noninterest expense	$1,012	$1,567	$1,156

Included within noninterest expense were acquisition-related integration costs of $13 million for the first quarter of 2008, $19 million for the fourth quarter of 2007, and $16 million for the first quarter of 2007. System integration of MAF Bancorp was completed in the first quarter of 2008.
Details of salaries, benefits, and other personnel expense follow:

	Three Months Ended
	March 31	December 31	March 31
(Dollars in Millions)	2008	2007	2007

Salaries and wages	$357	$364	$350
Incentive compensation	157	182	159
Deferred personnel costs	(24)	(63)	(75)
Medical and other benefits	40	18	41
Contract labor	29	49	32
Payroll taxes	48	30	49
Retirement plans	31	16	37
Stock-based compensation	19	16	23
Deferred compensation	(18)	(14)	4
Severance and other	20	65	13

Total salaries, benefits, and other personnel	$659	$663	$633

Full-time-equivalent employees	30,804	32,064	32,311

Total salaries, benefits, and other personnel costs were comparable to the fourth quarter of 2007 and increased slightly from the first quarter of 2007. Incentive compensation decreased from the prior quarter due to lower incentive-based commercial banking activities, as well as adjustments made in the prior quarter to increase retail banking incentive accruals to expected payout levels. Deferred personnel costs decreased compared to the preceding quarter and year-ago quarter due to loan origination costs no longer being eligible for deferral for commercial and residential real estate loans held for sale as the result of the election to carry these loans at fair value. These costs, which would otherwise have been deferred until the date of sale in prior periods, are now expensed as incurred. Medical and other benefits increased from the prior quarter as the fourth quarter of 2007 included a favorable yearend adjustment to flexible benefit reserves. Contract labor decreased from the preceding quarter as a result of lower system development activities in the first quarter of 2008. Payroll taxes increased on a linked-quarter basis as certain employees typically reach their maximum taxable compensation limits later in the calendar year.
Retirement plan costs increased on a linked-quarter basis due to higher employee 401(k) deferrals, which the Corporation matches up to a certain limit. Additionally, favorable adjustments were recorded in the fourth quarter of 2007 related to certain retirement plans.

Deferred compensation costs, which represent market value adjustments on deferred compensation liabilities, declined due to decreases in the indices used to value the accounts for the first quarter of 2008 relative to the comparable period of 2007. Severance costs decreased from the preceding quarter due as the preceding quarter included larger costs associated with mortgage restructuring actions, as well as reductions in corporate support units.
Net occupancy costs increased on year-over-year basis due to an increase in rent expense as well as building operating and maintenance expenses attributed to recent acquisitions. Third party services decreased compared to the preceding quarter due to a greater utilization of outplacement services for severed employees in the preceding quarter. Equipment costs decreased compared to the preceding quarter due to lower technology and software maintenance costs.
Foreclosed assets costs relate to properties obtained in satisfaction of a defaulted loan and include maintenance costs, fair value writedowns and gain/losses realized upon sale. These costs increased on a linked-quarter and year-over-year quarter basis due to more properties in foreclosure, as well as further deterioration in the housing markets resulting in increased sales losses and fair value write-downs.
Marketing and public relations decreased compared to the preceding quarter as the fourth quarter included increased advertising efforts, particularly via the internet and print in the newly acquired markets. Advertising in the first quarter of the calendar year is also typically somewhat less than other periods.
Impairment, fraud, and other losses benefited in the first quarter of 2008 from the reversal of $240 million of previously established indemnification reserves resulting from the funding of a litigation escrow account by Visa at the time of its IPO. The fourth quarter of 2007 quarter included a $181 million goodwill impairment charge recorded as part of the mortgage business restructuring, and a $132 million indemnification provision related to the Corporation’s proportionate share of certain Visa-related litigation.
Income Taxes
The effective tax rate was 17% in the first quarter of 2008, compared to 41% in the fourth quarter of 2007 and 30% in the first quarter of 2007. The fourth quarter tax rate reflects adjustments to the expected annual rate due to changes in estimates of 2007 pre-tax earnings. Management’s estimate of the effective tax rate for 2008 is approximately 21%. The projected effective tax rate for 2008 is significantly lower than the federal statutory rate due to the effect of tax credits, tax exempt income, and other favorable adjustments. Further, in certain states, the Corporation pays franchise taxes rather than income-based state taxes. Franchise taxes are classified within noninterest expense.
Line of Business Results
The Corporation’s businesses are organized by product and service offerings as well as the distribution channels through which these products and services are offered. The Corporation has five reportable segments: Retail Banking, Commercial Banking-Regional, Commercial Banking-National, Mortgage Banking, and Asset Management. Further discussion of the activities of each of these businesses is presented in Note 24. All revenues and expenses not directly associated with or allocated to these segments are reported within Parent and Other. Parent and Other also includes revenues and expenses associated with discontinued products or services and exited businesses including liquidating portfolios. Effective January 1, 2008, the liquidating portfolio associated with the former National Home Equity unit was reclassified to Parent and Other consistent with the way it is now managed. Prior periods’ results have been restated to conform with the current presentation. Summary result of operations for each business and related management discussion follows. Net interest income/(expense) shown in the tables below is presented on a tax-equivalent basis.
Retail Banking: This business provides banking products and services to consumers and small businesses within National City’s nine- state footprint.

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Net interest income	$631	$624	$539
Provision for loan losses	219	98	64
Noninterest income	290	332	267
Noninterest expense	536	565	462
Net income	98	176	170

Net interest income increased compared to the fourth quarter of 2007 on growth in average loans and a slightly higher net interest margin. Average loans were $27.8 billion in the first quarter of 2008, $27.4 billion in the preceding quarter, and $23.9 billion in the first quarter a year ago. Compared to the first quarter a year ago, net interest income increased due to higher average loans and deposits due to expansion into new markets from a recent acquisition and continued household growth. The provision for loan losses increased compared to prior periods due to higher expected losses on credit card, home equity lines of credit and other revolving loans associated with general softening of consumer credit. The larger provision for loan losses compared to the first quarter a year ago is also due to these factors, as well as a larger loan portfolio.
Noninterest income decreased compared to the fourth quarter of 2007 due to seasonally lower levels of overdraft and nonsufficient funds transactions in the first quarter of the year. In addition, the fourth quarter of 2007 included a nonrecurring $16 million gain on the sale of non-strategic branches. Compared to the first quarter a year ago, noninterest income increased due to higher overdraft and nonsufficient funds, debit card and cash management fees. The higher deposit fees reflect a larger deposit base. Average core deposits were $72.4 billion for the first quarter of 2008, up approximately 1% compared to the preceding quarter, and up $11.2 billion, or 18%, compared to the first quarter a year ago. Noninterest expense decreased compared to the fourth quarter of 2007 due to lower incentive compensation and insurance expense. Compared to the first quarter a year ago, noninterest expense increased due to higher personnel costs which reflects employees added in conjunction with a late 2007 acquisition.
Commercial Banking — Regional: This business provides banking products and services to large and medium-sized companies within National City’s nine-state footprint.

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Net interest income	$255	$278	$284
Provision for loan losses	127	47	15
Noninterest income	60	59	56
Noninterest expense	140	158	117
Net income	30	82	128

Net interest income decreased compared to prior periods mostly due to a lower deposit balances and spreads, partially offset by growth in the loan portfolio. Decreases in the Federal funds rate drove lower rates on variable-rate commercial loans while funding costs declined less. Average loans outstanding grew to $36.3 billion in the first quarter of 2008, up from $35.0 billion in the fourth quarter of 2007, and $32.0 billion in the first quarter a year ago. The provision for loan losses increased compared to the fourth quarter of 2007 due to deterioration in the credit quality of commercial loans backed by residential real estate. Compared to the first quarter a year ago, a larger loan portfolio also contributed to the higher provision for loan losses. In addition, the first quarter of 2007 benefited from improvements in the underlying loss factors used to calculate the allowance for loan losses, driven in part by a refinement in the method of allocating recoveries on previously charged-off commercial and commercial real estate loans.
Noninterest income grew modestly compared to the fourth quarter of 2007 as higher deposit account fees were largely offset by lower venture capital gains, investment management fees, letter of credit fees and international fees. Compared to the first quarter a year ago, noninterest income has increased mostly due to higher deposit account fees and revolving credit fees, partially offset by lower letter of credit fees. Operating expenses decreased compared to the preceding quarter due to a lower provision for lending related commitments, timing of technology projects, lower legal fees, and lower incentive costs. Compared to the first quarter a year ago, noninterest expense increased due to higher personnel and operating costs associated with expansion into new markets related to a recent acquisition.
Commercial Banking – National: This business provides banking products and services to targeted customer segments in selected industries or distribution channels, as well as to corporate customers outside of National City’s branch footprint.

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Net interest income	$123	$121	$120
Provision/(benefit) for loan losses	18	45	(32)
Noninterest income	105	148	112
Noninterest expense	112	115	109
Net income	61	68	97

Net interest income was relatively stable compared to prior periods. Growth in the loan portfolio offset the effects of a lower loan spreads. Average loans outstanding grew to $17.5 billion in the first quarter of 2008, up from $16.6 billion in the fourth quarter of 2007, and $14.4 billion in the first quarter a year ago. The smaller provision for credit losses compared to the preceding quarter reflects a few larger losses in the fourth quarter of 2007 and relatively stable credit quality in 2008. In the first quarter a year ago, a reversal of provision for loan losses occurred due to improvements in the underlying loss factors as previously described in the Commercial Banking-Regional segment.

Noninterest income decreased compared to the fourth quarter of 2007 primarily due to lower brokerage revenue, principal investment gains, and underwriting and advisory fee business. Principal investment gains were $15 million in the first quarter of 2008, $41 million in the fourth quarter of 2007, and $10 million in the first quarter of 2007. Compared to the first quarter a year ago, noninterest income decreased primarily due to lower leasing revenue which more than offset higher brokerage revenues. Operating expenses have been relatively stable compared to prior periods as employee headcount has remained flat.
Mortgage Banking: This business originates and services residential mortgages within National City’s banking footprint and on a nationwide basis. During the first quarter of 2008, management further curtailed production of nonagency-eligible mortgage loans, such as construction and jumbo mortgage loans, as well as out-of-footprint home equity loans. Production is now limited to mortgage loans readily salable to government sponsored entities, such as the Government National Mortgage Association, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Net interest income	$87	$83	$81
Provision for loan losses	399	129	6
Noninterest income	54	(57)	66
Noninterest expense	217	375	183
Net loss	(296)	(347)	(26)

Net interest income increased modestly compared to prior periods due to wider spreads on loans held for sale associated with a steeper yield curve. Average loans were $16.0 billion in the first quarter of 2008, $18.9 billion in the preceding quarter, and $13.8 billion in the first quarter a year ago. Average loans held for sale have declined with production curtailments; however, portfolio loans increased in late 2007 resulting from transfers of loans which were originated for sale but could not be sold due to adverse market conditions. The larger provision for loan losses in the first quarter of 2008 reflects further deterioration in the credit quality of residential real estate portfolio, particularly construction loans to individuals. Net charge-offs grew to $114 million in the first quarter of 2008, up from $37 million in the preceding quarter and $4 million in the first quarter a year ago.
Noninterest income improved compared to the fourth quarter of 2007 primarily due to the curtailment of nonagency-eligible mortgages which are not salable in the current market. Net loan sales revenue/(loss) was $74 million in the first quarter of 2008, compared to $(136) million in the fourth quarter of 2007, and $63 million in the first quarter a year ago. Effective January 1, 2008, the fair value option was elected for all mortgage loans held for sale which accelerated revenue recognition from the sale date to the origination date. In addition, deferred personnel costs associated with loan originations, formerly netted against loan sale revenue, are now recognized within noninterest expense as incurred. During the fourth quarter of 2007, adverse market conditions resulted in losses on sale of loans, more failed trades, higher scratch and dent losses, and higher fair value write-downs on loans held for sale. Including the value of servicing in the measurement of fair value of loans held for sale in 2008 increased loan sales revenue by $34 million.
Loan servicing (loss)/revenue was $(26) million in the first quarter of 2008, compared to $69 million in the fourth quarter of 2007, and $(6) million in the first quarter a year ago. These amounts include net MSR hedging (losses)/gains of $(59) million in the first quarter of 2008, $11 million in the fourth quarter of 2008, and $(49) million in the first quarter a year ago. The unpaid principal balance associated with loans serviced for others was $177.9 billion at March 31, 2008, compared to $179.4 billion at December 31, 2007 and $164.7 billion at March 31, 2007. The quarterly decrease in loans serviced for others resulted from lower production as well as higher paydowns on serviced loans.
Noninterest expense decreased compared to the fourth quarter of 2007 primarily due to a goodwill impairment charge of $181 million in the preceding quarter. Personnel costs are being managed commensurate with the lower production levels. Full-time equivalent employees were 4,753 at March 31, 2008, down from 5,841 at December 31, 2007, and 6,938 at March 31, 2007. Severance costs were $7 million in the first quarter of 2008, $17 million in the preceding quarter, with no such costs in the first quarter a year ago. Personnel costs increased by $35 million as loan origination costs, formerly deferred until the date of sale, are now expensed as incurred due to the adoption of the fair value option on loans held for sale in 2008.

Asset Management: This segment includes both institutional asset management and personal wealth management services.

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Net interest income	$33	$35	$35
Provision for loan losses	7	2	1
Noninterest income	96	98	89
Noninterest expense	90	92	80
Net income	19	24	27

Net interest income was slightly lower than prior periods due primarily to lower deposit spreads. Average loans increased to $4.0 billion in the first quarter of 2008, up from $3.9 billion in the fourth quarter of 2007, and $3.7 billion in the first quarter a year earlier. Average core deposits were $3.0 billion in the first quarter of 2008, about equal to the fourth quarter of 2007, and up from $2.6 billion in the first quarter of 2007 due primarily to recent acquisitions. The provision for loan losses increased due to weaker credit quality of the loan portfolio compared to prior periods experiencing few larger losses as well as recoveries.
Noninterest income increased compared to first quarter a year ago principally due to higher trust and investment management revenues. Assets under administration were $112.1 billion at March 31, 2008, down from $114.8 billion at December 31, 2007, principally due to due to lower market values of invested assets. Brokerage fees increased approximately 10% compared to both the fourth and first quarters of 2007. Operating expenses increased compared to the first quarter a year ago due to primarily to higher commissions and incentives.
Parent and Other: Parent and Other includes the results of investment funding activities, liquidating loan portfolios associated with discontinued products or origination channels, unallocated corporate income and expense, intersegment revenue and expense eliminations, and reclassifications. Parent and Other also includes the historical operating results of the former National Home Equity unit. Comparisons with prior periods are also affected by acquisition integration costs and other unusual or infrequently occurring items.

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Net interest (expense)/income	$(60)	$(33)	$60
Provision for loan losses	623	369	68
Noninterest income	533	18	29
Noninterest expense	(83)	261	206
Net loss	(83)	(336)	(77)

Net interest expense increased compared to prior periods due to higher borrowing costs as well as lower interest income earned on liquidating portfolios. During 2008, borrowed funds increased due to issuance of convertible debt, capital securities and additional short-term borrowings. Average loans were $18.3 billion in the first quarter of 2008, $19.9 billion in the preceding quarter, and $22.1 billion in the first quarter a year ago. All loan portfolios within Parent and Other are liquidating. The large provision for credit losses in 2008 reflects further deterioration in the credit quality of the liquidating portfolios of nonprime mortgage and broker-sourced mortgage and home equity loans. Nonperforming assets and charge-offs have increased significantly on these loans in 2008, and that trend is expected to continue.
Noninterest income increased compared to prior periods due to a $532 million gain realized on the partial redemption of the Corporation’s Visa Class B shares. Visa completed its initial public offering during the first quarter of 2008 and redeemed approximately 39% of the Corporation’s shares. Exclusive of the gain on Visa shares, net security losses were $17 million in the first quarter of 2008, $4 million in the fourth quarter, resulting primarily from other-than-temporary impairment losses on certain securities. In the first quarter of 2007, net security gains of $27 million were realized on sales of fixed income securities arising from balance sheet management activities. No fair value write-downs were recognized on loans held for sale in the first quarter of 2008 as originations of broker-sourced mortgage and home equity loans were curtailed and all nonsalable product was transferred to portfolio in late 2007. In contrast, both the fourth and first quarters of 2007 contained fair value write-down on loans held for sale of $13 million and $23 million, respectively. The first quarter of 2007 included nonrecurring revenues of $17 million associated with the former National Home Equity unit.
A net reversal of noninterest expense occurred in the first quarter of 2008 due to the partial release of $240 million of previously recognized Visa-related indemnification liabilities. In contrast, the fourth quarter of 2007 included a $132 million charge to increase Visa-related indemnification liabilities. Severance costs were $49 million in the fourth quarter of 2007 principally due to reductions in corporate staff. In comparison, the first quarter of 2008 and 2007 included much lower severance costs of $5 million and $6 million, respectively. The first quarter of 2007 included nonrecurring operating costs of $30 million related to the former National Home Equity unit.
FINANCIAL CONDITION
This section should also be reviewed in conjunction with the average balance sheets presented on pages 91-94.
Average Earning Assets

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Portfolio loans
Commercial	$31,632	$30,085	$27,004
Commercial leases	4,321	4,389	3,981
Commercial construction	9,098	8,902	7,611
Commercial real estate	14,770	14,627	12,976
Residential real estate	29,146	29,425	23,715
Home equity lines of credit	18,096	17,886	14,409
Credit card and other unsecured lines of credit	3,715	3,659	3,019
Other consumer	4,601	4,511	5,483

Total portfolio loans	115,379	113,484	98,198
Loans held for sale or securitization	4,494	8,340	11,769
Securities (at amortized cost)	8,588	8,826	7,704
Other	6,091	3,492	3,872

Total earning assets	$134,552	$134,142	$121,543

Average portfolio loans increased by 2% from the linked quarter, and by 17% from the year ago quarter. The increase from the year ago quarter was primarily due to strong commercial loan growth, loans acquired in recent acquisitions, and the transfer of $7.1 billion of first mortgages, home equity loans and lines of credit from held for sale to portfolio during the last half of 2007.
The following table summarizes the period-end commercial, commercial leases, commercial construction and commercial real estate portfolios by major industry and exposure to individual borrowers as of March 31, 2008.

	Outstanding	% of	Average Loan Balance	Largest Loan to a Single
(Dollars in Millions)	Balance	Total	Per Obligor	Obligor

Real estate	$19,544	32%	$1.1	$85
Consumer cyclical	10,142	17	1.2	121
Industrial	7,748	13	1.5	189
Consumer noncyclical	6,766	11	.7	66
Basic materials	4,499	7	2.0	55
Financial	4,385	7	2.5	119
Services	2,341	4	.5	123
Energy and utilities	1,133	2	1.4	40
Technology	562	1	3.3	44
Miscellaneous	3,853	6	.4	110

Total	$60,973	100%

Average residential real estate portfolio loan balances by category follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Prime mortgages	$14,807	$14,428	$9,854
Nonprime mortgages	5,607	6,238	7,490
Home equity installment	8,732	8,759	6,371

Total residential real estate	$29,146	$29,425	$23,715

Average residential real estate portfolio balances declined slightly compared to the prior quarter due to continued run-off of the liquidating nonprime mortgage portfolio. Compared to a year ago, residential real estate balances increased due primarily to a recent acquisition as well as the transfer of $4.2 billion of nonsalable loans formerly held for sale. Management expects further declines in average residential real estate balances throughout the year due to run-off of the liquidating nonprime and broker-sourced mortgage portfolios.

Average loans held for sale or securitization decreased by 46% from the prior quarter and by 62% from the year ago quarter. These decreases were due to the transfer of unsalable first mortgages, home equity loans and lines of credit from held for sale to portfolio during the last half of 2007 and the curtailment of non-agency mortgage loans originations.
End-of-period securities balances by category follow:

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

U.S. Treasury	$1,055	$1,056	$979
Federal agency	209	262	246
Mortgage-backed securities	6,474	6,610	5,195
Asset-backed securities and corporate debt securities	183	204	130
States and political subdivisions	306	382	452
Other	190	194	206

Total amortized cost	$8,417	$8,708	$7,208

Total fair value	$8,449	$8,731	$7,208

Mortgage-backed securities are collateralized primarily by prime residential mortgage loans. At March 31, 2008, approximately $128 million of the mortgage-backed portfolio represented securities collateralized by Alt-A first mortgage loans. Asset-backed securities are primarily collateralized by nonmortgage assets, principally bank and insurance company subordinated debt. The asset-backed portfolio also included $41 million of securities collateralized by home equity loans and lines to nonprime borrowers.
Management values the securities portfolio using observable market prices, when available, or a third-party pricing service or market-maker to determine fair value based on trade activity for the same or similar securities. At March 31, 2008, the securities portfolio had net unrealized gains of $32 million, comprised of gross unrealized gains of $214 million and gross unrealized losses of $182 million. The unrealized losses increased from $79 million at December 31, 2007 due to declines in the value of mortgage and asset-backed securities. During the first quarter of 2008, the value of these types of securities decreased due to a lack of liquidity in the capital markets. Total unrealized losses at March 31, 2008 on mortgage- and asset-backed securities collateralized by Alt-A first mortgage loans and nonprime home equity loans were $20 million and $4 million, respectively. The remainder of the losses related primarily to investment grade securities secured by prime residential first mortgage loans.
Management evaluates the available-for-sale securities portfolio for possible other-than-temporary impairment on a quarterly basis. During this review, management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into consideration balance sheet management strategies and its view of the market. Management assesses the nature of unrealized losses taking into consideration factors such as changes in the risk-free interest rate, general credit spread widening, market supply and demand, creditworthiness of the issuer, credit enhancements and the quality of the underlying collateral. An other-than-temporary impairment of $16 million was recognized on certain asset-backed securities and nonprime mortgage-backed securities during the first quarter 2008. During the fourth quarter of 2007, an other-than-temporary impairment loss of $4 million was recognized on FNMA and FHLMC perpetual preferred securities.
Excluding these impaired securities, there have been no recent credit downgrades of any mortgage or asset-backed securities in the portfolio by either Standard & Poors or Moody’s Investors Service. For certain securities, management also reviewed the performance of the underlying collateral and considered the securitization structure, but did not find any indication of any security-specific credit concerns. Management believes the primary reason for the unrealized losses on securities is general credit spread widening caused by market concern over the credit quality of residential mortgages, an imbalance between market supply and demand for these securities, and in some instances, an increase in the risk-free interest rate at March 31, 2008 compared to the risk-free rate at the security’s acquisition date. Management has the intent and ability to hold these securities to recovery. Therefore, management concluded that none of the remaining unrealized losses on the securities in the available-for-sale portfolio represented an other-than-temporary impairment as of March 31, 2008.
Average Interest Bearing Liabilities and Funding

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Noninterest bearing deposits	$16,839	$16,901	$16,831
Interest bearing core deposits	70,852	70,263	59,491

Total core deposits	87,691	87,164	76,322

	Three Months Ended
	March 31	December 31	March 31
(In Millions)	2008	2007	2007
Purchased deposits	9,896	11,135	11,525
Short-term borrowings	8,497	8,310	6,312
Long-term debt	29,082	28,005	25,164

Total purchased funding	47,475	47,450	43,001
Stockholders’ equity	13,411	13,554	14,398

Total funding	$148,577	$148,168	$133,721

Total interest bearing liabilities	$118,327	$117,713	$102,492

Total core deposits, excluding mortgage escrow deposits and HELOC custodial balances	$83,226	$83,440	$72,783

The percentage of each funding source to total funding follows:

	Three Months Ended
	March 31	December 31	March 31
	2008	2007	2007

Noninterest bearing deposits	11.3%	11.4%	12.6%
Interest bearing core deposits	47.7	47.4	44.5

Total core deposits	59.0	58.8	57.1
Purchased deposits	6.7	7.5	8.6
Short-term borrowings	5.7	5.6	4.7
Long-term debt	19.6	18.9	18.8

Total purchased funding	32.0	32.0	32.1
Stockholders’ equity	9.0	9.2	10.8

Total	100.0%	100.0%	100.0%

Core deposits are a larger percentage of funding compared to a year ago due to recent acquisitions and strong deposit growth which has reduced the need for purchased deposits. Interest-bearing deposits in particular have grown from a recent focus on growing retail certificates of deposit, combined with interest-bearing accounts obtained in a recent acquisition. Short-term borrowings have increased compared to a year ago due to a larger balance sheet and management’s desire to maintain higher levels of liquid funds. Long-term debt increased from the prior quarter and the first quarter a year ago due to $1.4 billion of convertible senior notes and $500 million of junior subordinated debentures issued by the holding company in January 2008. In addition, bank notes of $950 million have been issued since the first quarter of 2007 and $321 million of repurchase agreements were obtained in conjunction with an acquisition.
Capital
The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. Further detail on capital and capital ratios is included in Notes 15 and 16 to the Consolidated Financial Statements. Information on stockholders’ equity is presented in the following table.

(Dollars in Millions, Except Per Share Amounts)	March 31, 2008	December 31, 2007	March 31, 2007

Stockholders’ equity	$13,223	$13,408	$13,170
Equity as a percentage of assets	8.53%	8.95%	9.51%
Book value per common share	$20.61	$21.15	$22.12

Subsequent to March 31, 2008, the Corporation raised an additional $7 billion of equity capital by issuing common stock and preferred stock to third party investors.
During the first quarter of 2008, there were no share repurchases other than in connection with employee stock option exercises as follows:

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number	Average	Publicly Announced	Purchased Under the
	of Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased(a)	Per Share	Authorizations	Authorizations

January 1 to January 31, 2008	4,185	$16.22	—	37,624,400
February 1 to February 29, 2008	1,287	18.12	—	37,624,400
March 1 to March 31, 2008	50,320	15.71	—	37,624,400

Total	55,792	$15.81	—

(a)	Includes shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.
The Corporation’s Board of Directors has authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to previous authorizations. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. During the first quarter 2008 no common stock was repurchased, compared to 14.9 million shares repurchased in the comparable period of 2007. Prospectively, future share repurchases will be prohibited so long as the Corporation’s Series G preferred stock is outstanding, subjet to certain exceptions.
National City declared and paid dividends per common share of $.21 during the first quarter of 2008, representing a 49% decrease from the preceding quarter and a 46% decrease from the year ago quarter. The decision to pay dividends considers recent trends and current outlook for earnings, liquidity, and capital adequacy, as well as applicable regulatory guidance. Refer to the Liquidity Risk section for further discussion regarding the subsidiary bank’s dividend to the holding company. On April 21, 2008, the Board of Directors declared a dividend of $.01 per common share, payable on May 16, 2008. The reduction in the common dividend is intended to further strengthen the Corporation’s capital position.
At March 31, 2008, the Corporation’s market capitalization was $6.3 billion. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in the following table.

	2008	2007
	First	Fourth	Third	Second	First
NYSE: NCC	Quarter	Quarter	Quarter	Quarter	Quarter

High	$18.14	$27.21	$34.30	$38.32	$38.94
Low	6.56	15.76	24.88	33.08	34.82
Close	9.95	16.46	25.09	33.32	37.25

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
Due to their current condition, National City and National City Bank are operating under heightened regulatory scrutiny and have been and will be taking steps to improve their respective policies and procedures, particularly with respect to maintaining strong levels of capital, improving risk management, managing levels and concentrations of credit risk, and ensuring sufficient liquidity. National City anticipates that the implementation of these steps will be a major focus of the attention of its board of directors and management for the foreseeable future.
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
Beginning in 2007, weakness in the housing markets adversely affected the credit quality of consumer mortgages, home equity loans, and commercial loans secured by residential real estate. Declining real estate values resulted in consumers becoming unable to refinance their loans, contributing to higher delinquencies. Weakness in the housing markets also adversely affected certain commercial borrowers engaged in residential real estate development. In 2008, the housing market deteriorated further resulting in greater numbers of delinquent loans reaching nonaccrual or charge-off thresholds. Management expects that the weakness in the housing markets will continue to adversely affect the credit quality of the residential real estate portfolio through 2008 and into 2009.
Portfolio Loans: The composition of portfolio loans is summarized below:

	March 31		December 31		March 31
(In Millions)	2008	%	2007	%	2007	%

Commercial loans and leases	$37,198	32.1	$35,352	30.5	$31,173	31.3
Commercial construction and real estate	23,775	20.5	23,934	20.6	20,657	20.7
Residential real estate	28,699	24.8	30,243	26.0	24,966	25.1
Home equity lines of credit	18,076	15.6	18,079	15.6	14,322	14.4
Credit card and other unsecured lines of credit	3,542	3.1	3,915	3.4	2,959	3.0
Other consumer loans	4,569	3.9	4,499	3.9	5,489	5.5

Total portfolio loans	$115,859	100%	$116,022	100%	$99,566	100%

Commercial loans and leases have grown in the Corporation’s legacy banking footprint and from expansion into new markets associated with recent acquisitions. The decline in residential real estate resulted from runoff of liquidating nonprime and broker-sourced mortgage and home equity portfolios. The Corporation ceased the origination of these types of loans in 2007. Home equity lending is now limited to originations through the branch network. Compared to the first quarter last year, the overall loan portfolio has increased due to growth in commercial lending, a recent acquisition, and transfers of formerly held for sale mortgage and home equity loans into portfolio.
Management has identified certain loan portfolios as higher credit risk in the current environment. These portfolios include construction loans to residential real estate developers and consumers, nonprime mortgage loans, and broker-sourced home equity loans and lines of credit, all of which have been adversely affected by the decline in the housing markets. The outstanding principal balance for each of these portfolios follows:

	March 31	December 31	March 31
(In Millions)	2008	2007	2007

Commercial construction:
Residential real estate developers	$4,064	$4,491	$4,538
Residential real estate:
Nonprime mortgage	5,345	6,012	8,217

Broker-sourced home equity loans	3,538	3,732	1,331
Residential construction	2,673	3,062	3,526
Home equity lines of credit:
Broker-sourced home equity lines	7,247	7,475	5,424

Total higher risk loan portfolios	$22,867	$24,772	$23,036

Commercial construction loans to residential real estate developers are deemed high risk as their business has been adversely affected by weakness in the housing markets, particularly in Florida and Michigan.
Nonprime mortgage loans and broker-sourced home equity loans and lines of credit are all liquidating portfolios. These loans were originated by the former First Franklin and National Home Equity business units. Performance of these portfolios is worse than the rest of the residential real estate portfolio due to a range of factors, including the origination method, nature of the borrowers, the purpose of the loans, and declines in the housing market. Paydowns and charge-offs have reduced the outstanding balance of these portfolios compared to year end.
Residential construction loans have exhibited higher risk with certain borrowers abandoning their construction plans and defaulting on their loans due mainly to declining real estate values. Approximately 42% of the residential construction loans relate to properties located in either Florida or California. Paydowns and charge-offs have reduced the outstanding balance of these portfolios compared to year end.
Risk Mitigation Strategies: The Corporation’s lending activities are subject to varying degrees of credit risk. Credit risk is mitigated through credit policies and underwriting guidelines, collateral protection, portfolio diversification, management of industry and client exposure levels, and credit risk transfer strategies.
A credit risk transfer agreement has been executed on certain nonprime mortgage loans to provide protection against unexpected catastrophic credit losses. The Corporation bears the risk of credit losses on this pool up to the first loss position, estimated at 3.5% of the initial pool balance. The counterparty to this arrangement would bear the risk of additional credit losses up to $263 million, subject to adjustment as the portfolio pays down. As of March 31, 2008, credit losses on this portfolio have not and are not expected to exceed the first loss position. Estimated probable credit losses are included in the determination of credit losses.
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
A summary of the credit risk transfer strategies utilized to mitigate credit losses on portfolio loans follows:

	March 31	December31	March 31
(In Millions)	2008	2007	2007

Subject to credit risk transfer agreement:
First lien nonprime mortgage loans	$1,238	$1,402	$2,084
Subject to lender paid mortgage insurance:
First lien nonprime mortgage loans	1,225	1,374	1,782
Second lien nonprime mortgage loans	1,228	1,462	1,983
Second lien prime mortgage loans	829	934	437

Total	$4,520	$5,172	$6,286

To mitigate credit losses, management monitors mortgage loans which are approaching an interest-rate reset date. Borrowers are contacted in advance of reset dates to identify whether they have the ability to meet their payment obligations after the interest rate reset. For borrowers who are experiencing financial difficulty, management assesses whether the loan’s interest rate or repayment terms should be modified in order to maximize collectibility. Most of these initial rate resets for the nonprime mortgage loans will have occurred by May 2008.
Troubled debt restructurings, where management has granted a concession to a borrower experiencing financial difficulty, were $8 million as of March 31, 2008. The Corporation has no commitments to lend additional funds to borrowers with restructured loans.
During the first quarter of 2008, management implemented a practice of freezing the available credit on certain higher risk home equity line of credit when a borrower’s payment is past due, as permitted by applicable regulations. Subsequent to March 31, 2008, management began a practice of reducing home equity lines of credit available borrowings when an updated appraisal of the underlying collateral identified a deterioration in value.

Delinquent Loans: Detail of loans 90 days past due accruing interest follows:

	March 31,	December 31,	March 31,
(In Millions)	2008	2007	2007

Commercial	$71	$38	$46
Commercial leases	1	—	—
Commercial construction	84	87	30
Commercial real estate	76	51	31
Residential real estate:
Nonprime	513	808	644
Construction	—	302	51
Other	446	446	119
Home equity lines of credit	37	102	47
Credit card and other unsecured lines of credit	54	46	35
Other consumer	16	17	10
Mortgage loans held for sale and other	15	16	19

Total loans 90 days past due accruing interest	$1,313	$1,913	$1,032

As a percentage of period-end portfolio loans and loans held for sale	1.09%	1.59%	.94%

The above table excludes loans which are insured by GNMA as these loans are deemed to be fully collectible. Loans 90 days past due which are insured by GNMA totaled $679 million at March 31, 2008, $646 million at December 31, 2007, and $549 million at March 31, 2007.
Commercial loan delinquencies increased compared to prior periods due to a few large past due accounts as well as overall growth in this portfolio. Both commercial construction and commercial real estate delinquencies increased compared to the first quarter a year ago primarily due to weakness among residential real estate developers, particularly in the Florida market.
Residential real estate delinquencies decreased compared to year end due to the designation of certain of these loans as nonperforming at March 31, 2008. After consideration of regulatory guidance in light of the continued deterioration in the market value of the underlying collateral in 2008, a total of $688 million of 90+ days past due residential real estate loans were reclassified as nonperforming. These loans included $294 million of nonprime mortgage, $260 million of residential construction, and $134 million of other mortgage loans. See the corresponding increases in nonperforming loans. In prior periods, in consideration of market conditions, the practice had been to designate such loans as nonperforming when they reached 180 days past due.
Home equity line of credit delinquencies have also decreased compared to year end due to the reclassification of $74 million of such balances as nonperforming as of March 31, 2008.
Nonperforming Assets: Note 1 to the Consolidated Financial Statements describes the Corporation’s policies for classifying a loan as nonperforming and recognizing charge-offs. These policies are consistent with regulatory standards. A summary of nonperforming assets follows:

	March 31	December 31	March 31
(Dollars in Millions)	2008	2007	2007

Commercial	$218	$149	$107
Commercial leases	13	6	13
Commercial construction	387	301	119
Commercial real estate	239	189	118
Residential real estate
Nonprime	435	119	68
Construction	496	145	10
Other	383	162	101
Home equity lines of credit	88	19	—

Total nonperforming loans	2,259	1,090	536
Other real estate owned (OREO):
Secured by GNMA	62	58	67
Nonprime	261	242	136
Other	165	124	60

	March 31	December 31	March 31
(Dollars in Millions)	2008	2007	2007
Mortgage loans held for sale and other	5	9	2

Total nonperforming assets	$2,752	$1,523	$801

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	2.37%	1.31%	.80%
Period-end total assets	1.77%	1.02	.58

Nonperforming commercial loans increased compared to the prior periods primarily due to a few new problem loans in diverse industries and regions, as well as overall growth in the portfolio. Nonperforming commercial construction and commercial real estate loans increased due to deterioration in the credit quality of residential real estate developers, resulting from weakness in the housing markets.
Nonperforming residential real estate loans increased in the first quarter of 2008 due to further deterioration in the credit quality of the aforementioned higher risk loans. In addition, as discussed earlier, a total of $688 million of 90+ days past due loans were reclassified as nonperforming as of March 31, 2008, due to declines in the values of the underlying collateral. These loans were comprised of $294 million of nonprime mortgage, $260 million of residential construction, and $134 million of other mortgage loans. See the corresponding decreases in delinquent loans.
Nonperforming home equity lines of credit also increased compared to year end due to $74 million of delinquent lines being reclassified to nonperforming at March 31, 2008. In the first quarter of 2007, home equity lines of credit were fully charged off when they were past due 180 days, without consideration of any collateral value. Commencing in the second quarter of 2007, a change in the charge-off policy was implement to limit charge-offs to the excess of the loan balance over the estimated net realizable value of the collateral. The remaining collateralized loan balance is now designated as a nonperforming loan. This policy change added $14 million to nonperforming home equity lines of credit as of March 31, 2008.
First lien mortgages where the Bank has taken possession of the collateral are classified as other real estate owned (OREO). Mortgage loans secured by GNMA classified within OREO are deemed fully collectible as any loss on foreclosure will be reimbursable from either the FHA or the Department of Veterans Affairs. Nonprime OREO has increased compared to prior periods due to continued deterioration in the credit quality of this portfolio. Other OREO increased in 2008 due to more foreclosures and a longer period of time required to sell properties in the current housing market.
At March 31, 2008, the Corporation had commitments to lend an additional $64 million to borrowers whose loans were classified as nonperforming. None of these individual commitments exceed $15 million.
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: To provide for the risk of loss inherent in extending credit, the Corporation maintains an allowance for loan losses and an allowance for losses on lending-related commitments. The determination of the allowance for loan losses is based upon the size and risk characteristics of the loan portfolio and includes an assessment of individual impaired loans, historical loss experience on pools of homogeneous loans, specific environmental factors, and factors to account for estimated imprecision in forecasting losses. The allowance for losses on lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of drawdown on the commitment.
A summary of the changes in the allowance for loan losses follows:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Millions)	2008	2007	2007

Balance at beginning of period	$1,762	$1,373	$1,131
Provision for loan losses	1,393	691	122
Charge-offs:
Commercial	26	43	12
Commercial leases	12	12	22
Commercial construction	19	18	5
Commercial real estate	8	19	3
Residential real estate	342	122	68
Home equity lines of credit	101	44	23
Credit card and other unsecured lines of credit	53	36	35
Other consumer	23	25	14

Total charge-offs	584	319	182

Recoveries:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Millions)	2008	2007	2007
Commercial	7	7	5
Commercial leases	7	4	6
Commercial construction	—	—	—
Commercial real estate	1	1	1
Residential real estate	16	14	5
Home equity lines of credit	4	7	6
Credit card and other unsecured lines of credit	4	4	5
Other consumer	7	7	7

Total recoveries	46	44	35

Net charge-offs	538	275	147
Other (a)	(35)	(27)	(2)

Balance at end of period	$2,582	$1,762	$1,104

Portfolio loans outstanding at period end	$115,859	$116,022	$99,566
Allowance as a percentage of:
Portfolio loans	2.23%	1.52%	1.11%
Nonperforming loans	114.3	161.6	206.1
Annualized net charge-offs	119.2	161.2	184.7

(a)	Other includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and reinsurance claims paid to third parties.
A summary of the changes in the allowance for losses on lending-related commitments follows:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in Millions)	2008	2007	2007

Balance at beginning of period	$65	$54	$78
Net provision for losses on lending-related commitments	2	11	(15)

Balance at end of period	$67	$65	$63

Annualized net charge-offs as a percentage of average portfolio loans follow:

	Three Months Ended
	March 31,	December 31,	March 31,
	2008	2007	2007

Commercial loans	.24%	.47%	.11%
Commercial leases	.49	.73	1.63
Commercial construction	.83	.80	.28
Commercial real estate	.19	.49	.07
Residential real estate	4.50	1.45	1.08
Home equity lines of credit	2.16	.81	.48
Credit card and other unsecured lines of credit	5.36	3.52	3.99
Other consumer	1.37	1.68	.50

Total net charge-offs to average portfolio loans (annualized)	1.88%	.96%	.61%

Credit quality of the commercial loan portfolio has been stable. Net charge-offs were higher in the fourth quarter of 2007 due to a few larger charge-offs, particularly within the loan portfolios obtained in conjunction with recent acquisitions. Net charge-offs for commercial leases improved compared to the first quarter of 2007 as the prior period contained higher passenger airline lease charge-offs. Net charge-offs for commercial construction was stable compared to the fourth quarter of 2007 but increased compared to the first quarter a year ago due to higher losses on loans secured by residential real estate, particularly loans to residential real estate developers. Commercial real estate net charge-offs were higher in the fourth quarter of 2007 due to losses recognized as a result of updated appraisals obtained on properties in certain declining residential real estate markets, particularly in the acquired Florida market.
Net charge-offs for residential real estate and home equity line of credit increased significantly compared to prior periods due to continued weakness in the housing markets. The aforementioned higher risk portfolios, in particular, drove the higher charge-off levels, as well as changes in certain charge-off policies. Changes in loss estimation and charge-off policies for nonprime mortgage loans added $53 million to charge-offs in the first quarter of 2008. These changes were prompted by a reduction in our insurance coverage in 2008. In addition, estimated loss severities on first lien nonprime mortgages in foreclosure were increased to reflect more recent loss experience. Full balance charge-offs are now recognized on second lien nonprime mortgages at 180 days delinquent even if the loan is covered by third party mortgage insurance. Any insurance proceeds received after charge-off of the loan will be treated as recoveries in future periods.
Net charge-offs for credit card and other unsecured lines of credit increased compared to prior periods. The volume of charge-offs for credit cards has been relatively stable, but the outstanding balance of charged-off accounts has increased. Annualized net charge-offs for other consumer loans decreased compared to the fourth quarter but increased compared to first quarter a year ago. Higher net charge-offs were recognized in the preceding quarter on direct automobile loans. In contrast, higher net charge-offs were recognized in the first quarter of 2008 compared to a year earlier on the liquidating recreational finance loan portfolio.
Allowance for Loan Losses and Lending-Related Commitments: An allocation of the allowance for loan losses and lending-related commitments, as well as the ratio of the allowance for loan losses as a percentage of portfolio loans, is shown below.

	March 31		December 31		March 31
	2008		2007		2007
		% of		% of		% of
(In Millions)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio

Allowance for loan losses:
Commercial loans and leases	$508	1.37%	$461	1.30%	$414	1.33%
Commercial construction and commercial real estate	326	1.37	263	1.10	172	.83
Residential real estate	1,131	3.94	597	1.97	269	1.08
Home equity lines of credit and other consumer loans	437	1.93	278	1.23	111	.56
Credit card and other unsecured lines of credit	180	5.08	163	4.16	138	4.66

Total	$2,582	2.23%	$1,762	1.52%	$1,104	1.11%

Allowance for losses on lending-related commitments:
Commercial	$67	—	$65	—	$63	—

The allowance for loan losses is 2.23% of the period end loan portfolio as of March 31, 2008, versus 1.52% and 1.11% of the loan portfolio as of December 31, 2007 and March 31, 2007, respectively. The provision for loan losses of $1.4 billion exceeded net charge-offs by $855 million during the first quarter of 2008. The increase in the overall allowance for loan losses reflects higher probable credit losses within the loan portfolio compared to prior periods.
The allowance allocated to commercial loans and leases increased compared to year end primarily due to growth in the portfolio. The credit quality of this portfolio remains stable. These borrowers are generally located within the banking footprint and represent a range of diverse industries. The allowance allocated to the commercial construction and commercial real estate portfolios grew due to higher probable future credit losses on loans secured by residential real estate. Commercial loans to residential real estate developers continue to be adversely affected by weakness in the housing markets.
The allowance allocated to the residential real estate and home equity lines of credit portfolios increased compared to prior periods due to higher forecasted future credit losses, particularly in the broker-originated liquidating nonprime and home equity portfolios, as well as the residential construction portfolio. The allowance allocated to residential real estate and home equity lines of credit has also increased compared to the first quarter a year ago along with a larger portfolio balance due to recent acquisitions, as well as the transfers of formerly held for sale loans to portfolio in late 2007. Loans formerly held for sale, which were originated to capital market standards, pose a higher risk of loss, contributing to a higher required allowance for loan losses.
The allowance allocated to credit card and other unsecured lines of credit increased compared to prior periods due to higher forecasted future credit losses. This portfolio has experienced some general softening consistent with weaker economic conditions.
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
The most recent market value model estimated the current DOE at +1.8%, above the long-term target of +1.5% but consistent with management’s view on interest rates. DOE would rise to +2.0% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +4.0%. DOE would decline to +0.7% given a parallel shift of the yield curve down 150 basis points and would be within the minimum constraint of -1.0%.
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

The most recent earnings simulation model projects that net income would be 11.4% higher than base net income if rates were two standard deviations (SD) higher than the implied forward curve over the next 12 months. The model also projects an increase in net income of 7.8% if rates were two SD below the implied forward curve over the same period. In the past, the company has reported a loss of income when rates are lower than the implied forwards by two SD. However, at the current low level of short-term interest rates, net interest income benefits from an interest-rate floor position that hedges variable-rate commercial loans. Both of the earnings simulation projections of net income were within the ALCO guideline of -4.0%.
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
Liquidity Risk
Liquidity risk arises from the possibility the Corporation may not be able to meet current or future financial commitments, or may become unduly reliant on alternative or unstable funding sources. The objective of liquidity risk management is to ensure that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also includes ensuring cash flow needs are met at a reasonable cost. Management adheres to a liquidity risk management policy which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements consistent with regulatory guidance. The policy also includes contingency funding plans to address liquidity needs in the event of an institution-specific or a systemic financial crisis. The liquidity position is continually monitored and reviewed by ALCO.
The Corporation’s most significant contractual obligations and commitments are presented within the discussion which follows on Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements. At the holding company level, the Corporation uses cash to pay dividends to stockholders, service debt and pay various operating expenses.
Net cash used to purchase federal funds sold, security resale agreements, and other investments was $6.2 billion for the first quarter of 2008 versus net cash provided by reductions of federal funds sold, security resale agreements and other investments of $3.8 billion for the first quarter of 2007. Cash used to repay debt was $5.1 billion during the first quarter of 2008 and $3.0 billion during the first quarter of 2007, respectively. Cash paid for interest on deposits and purchased funding was $1.0 billion during the first quarter of 2008 and $1.1 billion during the first quarter of 2007, respectively.
The main sources of funding for the holding company include dividends and other distributions from its subsidiaries, the commercial paper market, and access to the capital markets. The main sources of funding for National City Bank are operating cash flows from banking activities, deposits gathered through the branch system, and purchased funds. As discussed in Note 15 to the Consolidated Financial Statements, National City Bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available to the holding company. In 2008, National City Bank may pay dividends up to and equal to its net income for 2008, as defined by regulation, through the date of any such dividend declaration, without prior regulatory approval. As of March 31, 2008, National City Bank had a year-to-date net loss of $70 million. Therefore, no dividends could be paid to the parent company without prior regulatory approval. The Corporation’s nonbank subsidiaries did not declare or pay any cash dividend during the first quarter of 2008. Returns of capital paid to the holding company by bank and nonbank subsidiaries during the first quarter of 2008 totaled $246 million and $4 million, respectively.
Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the overall liquidity of the Corporation. Commercial paper borrowings of $707 million, $1.2 billion, and $1.0 billion were outstanding at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. Commercial paper borrowings have decreased due to the use of longer-term funding sources.
Subsequent to March 31, 2008, the Corporation raised an additional $7 billion of equity capital by issuing common stock and preferred stock to third party investors.
Core deposits continue to be the most significant source of National City Bank’s funding. At March 31, 2008, December 31, 2007, and March 31, 2007, core deposits comprised 59%, 60% and 58% of total funding, respectively. Federal Home Loan Bank advances also increased as a source of funds during the first quarter of 2008. At March 31, 2008, National City Bank’s collateral based maximum remaining borrowing capacity with the Federal Home Loan Bank was $1.6 billion. Refer to the Financial Condition section for further discussion on funding sources.
In April 2007, the Corporation’s Board authorized the holding company to issue up to $1.5 billion in senior debt securities or subordinated debt securities in future periods. A new shelf registration will be filed with the Securities and Exchange Commission at the time of issuance of these securities. There were no issuances under this authorization during the first quarter of 2008.
In November 2007, the Corporation filed a new shelf registration with the Securities and Exchange Commission to allow for the sale over time of an unlimited amount of junior subordinated debt to six subsidiary trusts, along with an equal amount of capital securities of the trusts in the capital markets.
In January 2008, the Corporation filed another shelf registration with the Securities and Exchange Commission, to allow for the sale over time of an unlimited amount of senior or subordinated debt, junior subordinated debt, common or preferred stock, purchase contracts, units and warrants or, in one or more offerings by either the Corporation, or one of six subsidiary trusts. In January 2008, the Corporation issued $1.4 billion of senior convertible debt notes and issued $650 million of capital securities under this shelf registration statement. The Corporation utilized a portion of the net proceeds from this offering to repay the holding company’s 3.2% senior note on April 1, 2008, to pay the net cost of a related hedged transaction, and for general corporate purposes.
The cost and availability of short- and long-term funding is influenced by debt ratings. A decrease, or potential decrease, in credit ratings could limit access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition.
In March 2008, Fitch Ratings reduced the Corporation’s senior debt rating to A from A+, and subordinated debt rating to A- from A, citing deterioration within the home equity portfolio. In March 2008, Moody’s Investors Service downgraded the Corporation’s senior debt, subordinated debt and commercial paper ratings and placed the senior debt and subordinated debt ratings on review for possible further downgrade. This action reflected the Corporation’s exposure to second-lien home equity lending and commercial real estate lending, in particular residential development and land loan portfolios in relation to capital levels. In April 2008 Moody’s affirmed the Corporation’s ratings and removed the review for downgrade following the agreements to raise an additional $7 billion of equity capital by issuing common stock and preferred stock to third party investors.
The Corporation has an 8% equity interest in Visa Inc. Class B stock. On March 19, 2008, Visa completed an initial public offering (IPO) of its Class A common stock. Shortly after the completion of the IPO, Visa contributed $3 billion of the proceeds to an escrow account to fund future settlements of certain Visa USA litigation. Upon funding of this escrow, the Corporation was partially released from its indemnification obligations. Accordingly, previously recognized indemnification liabilities of $240 million were reversed.
Visa also utilized a portion of its IPO proceeds to redeem approximately 39% of the Class B common shares held by Visa USA members. On March 28, 2008, the Corporation received cash proceeds, and recognized a gain, of $532 million upon the redemption of 12.4 million of its shares. The Corporation continues to own 19.7 million of Visa Class B common shares which are currently carried at zero value. These shares are restricted from sale or transfer, except in certain limited situations, until the later of three years from Visa’s IPO date or the settlement of the remaining Visa USA covered litigation. At the termination of this restricted period, Visa’s Class B shares will convert into Class A shares. The current conversion rate is .71429 shares of Class A for each share of Class B, subject to adjustment based on the ultimate settlement value of the Visa USA litigation.
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
Contractual Obligations: The following table presents significant fixed and determinable contractual obligations by payment date as of March 31, 2008. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements.

		Payments Due In
		One	One to	Three to	Over
	Note	Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$63,137	$—	$—	$—	$63,137
Consumer and brokered certificates of deposits(b)		25,023	5,230	6,597	2,853	39,703
Federal funds borrowed and security repurchase agreements(b)		5,572	—	—	—	5,572
Borrowed funds(b)	12	5,416	—	—	—	5,416
Long-term debt(b)	13,14	7,157	12,403	4,902	16,932	41,394
Operating leases		163	266	215	645	1,289
Purchase obligations		185	259	157	20	621

(a)	Excludes interest.

(b)	Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at March 31, 2008. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
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
As of March 31, 2008, the liability for uncertain tax positions, excluding associated interest and penalties, was $221 million pursuant to FASB Interpretation No. 48. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.
The Corporation did not have any commitments or obligations to its qualified pension plan at March 31, 2008 due to the overfunded status of the plan. The Corporation also has obligations under supplemental pension and postretirement plans as described in Note 21 to the Consolidated Financial Statements. These obligations represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate these plans at any time.
The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the Consolidated Balance Sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change as market interest rates change. Certain contracts, such as interest-rate futures, are cash settled daily, while others, such as interest-rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at March 31, 2008 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 22 to the Consolidated Financial Statements.

     Commitments: The following table details the amounts and expected maturities of significant commitments as of March 31, 2008. Further discussion of these commitments is included in Note 19 to the Consolidated Financial Statements.

	One	One to	Three to	Over
	Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Revolving home equity and credit card lines	$35,556	$7	$—	$—	$35,563
Commercial	11,045	9,139	5,216	154	25,554
Residential real estate	6,743	—	—	—	6,743
Other	630	—	—	—	630
Standby letters of credit	2,820	1,998	1,066	107	5,991
Commercial letters of credit	228	112	2	—	342
Net commitments to sell mortgage loans and mortgage-backed securities	1,583	—	—	—	1,583
Net commitments to sell commercial real estate loans	323	57	—	—	380
Commitments to fund civic and community investments	324	282	82	11	699
Commitments to fund principal investments	29	38	137	139	343
Commitments to purchase beneficial interests in securitized automobile loans	230	—	—	—	230

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at March 31, 2008. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate at which the commitments are invested, as determined by the general or limited partners of the funds.
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
National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to a third-party commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as automobile loans securitized by the Corporation. The conduit has no interests in subprime mortgage loans. The Corporation has retained interests in the securitized automobile loans in the form of Class A notes, Class B notes, and an interest-only strip. As of March 31, 2008, the fair value of these retained interests was $24 million. The conduit relies upon commercial paper for its funding. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank to purchase a 49% interest in a note representing a beneficial interest in the Corporation’s securitized automobile loans. Another financial institution, affiliated with the conduit, has committed to purchase the remaining 51% interest in this same note. Upon the conduit’s request, National City Bank would pay cash equal to the par value of the notes, less the corresponding portion of all defaulted loans, plus accrued interest. In return, National City Bank would be entitled to undivided interest in the cash flows of the collateral underlying the note. The Corporation receives an annual commitment fee of 7 basis points for providing this backup liquidity. To date, the conduit has not experienced any difficulty in accessing the commercial paper markets. The Corporation’s commitment declines commensurate with the unpaid principal balance of the automobile loans securitized by the Corporation. As of March 31, 2008, the Corporation’s maximum commitment was $230 million. This commitment expires in December 2008 but may be renewed annually for an additional 12 months by mutual agreement of the parties.
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
In the first quarter of 2008, the Corporation securitized $390 million of jumbo mortgages (Series 2008-1) consisting of a mix of adjustable-rate and fixed-rate 30 year mortgages. Retained interests in the securitized loans recognized upon sale consisted of a subordinated interest in the securitized loans. Retained interests were valued at the date of sale by allocating the previous carrying amount between assets sold and the retained interest based on their relative fair values at the date of sale. The Corporation also retained the right to service these loans and a servicing asset was recognized at the date of sale.
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
The Corporation’s securitization transactions are monitored regularly by management. The securitization structures are reviewed primarily to ensure the trust in the structure continues to be a qualified special-purpose entity, the securitization transaction itself continues to be accounted for as a sale, and the economics of the structure performs in accordance with securitization governing documents. Amendments to the securitization governing documents, changes in bankruptcy or sale laws or changes in authoritative accounting literature could result in the securitization trust not qualifying as a special-purpose entity or the securitization transaction to not qualify for sale accounting. Any such change could result in the consolidation of the assets and liabilities of the securitization trust on the Corporation’s balance sheet which would lead to the subsequent accounting for the transaction as a secured borrowing. Additionally, the economics of a securitization structure could change the timing of when the Corporation repurchases loans from the securitization trust through its exercise of a contractual clean-up call. In 2008, the Corporation will have the option to exercise an early clean-up call on its Series 2004-A securitization of automobile loans.
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
The most significant accounting policies followed by the Corporation are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this Financial Review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Any material effect on the financial statements related to these critical accounting areas is also discussed in this Financial Review. Management views critical accounting policies to be those which may be dependent on subjective or complex judgments, estimates and assumptions, or where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the valuation of mortgage loans held for sale, the allowance for loan losses and allowance for losses on lending-related commitments, mortgage servicing rights, derivative instruments, impairment of goodwill, income taxes and the overall use of fair value measurements to be critical accounting policies which may contain significant estimates or judgments.
Residential Mortgage Loans Held for Sale Valuation: Effective January 1, 2008, residential mortgage loans held for sale are reported at fair value. Prior to that time, mortgage loans held for sale were carried at the lower of cost or fair value applied on an aggregate basis. Prior to 2008, a valuation allowance was recognized whenever the carrying value, including basis adjustments arising from fair value hedge relationships, exceeded the aggregate fair value of loans held for sale at the measurement date. Valuation adjustments were also recognized when loans were transferred from held for sale to portfolio as transferred loans are required to be measured at the lower-of-cost or fair value.
The fair value of mortgage loans held for sale is generally based on observable market prices for the same or similar loans or quoted prices for loans committed for sale. Management considers in its assessment the probability that investor commitments may not be honored in full. In the absence of observable market prices, fair value is based upon recent bids from potential buyers. Otherwise, fair value may be estimated using a discounted cash flow model incorporating inputs and assumptions consistent with market participants’ views. At March 31, 2008, the Corporation’s mortgage loans held for sale consisted primarily of agency-eligible first lien mortgage loans and were valued based on observable market prices. Therefore, the discounted cash flow model was not used to estimate the fair value of mortgage loans held for sale.
During the first quarter of 2007, the Corporation recorded fair value write-downs related to non-prime mortgage loans that were transferred to portfolio from held for sale. Also, during the last half of 2007, the markets for sale of certain mortgage loans were severely disrupted and certain mortgage loans held for sale were not able to be sold. In particular, there was no observable market for the sale of nonprime mortgage loans and home equity loans and lines of credit. In these cases, the Corporation used a discounted cash flow model to estimate the fair value of loans held for sale. Key inputs to the valuation model were projected credit losses, prepayment speed, and the discount rate. Projected credit losses were estimated based on a combination of historical credit losses for a static pool of similar loans, adjusted by recent industry data of projected losses for similar types of loans. Prepayment speeds were based upon historical prepayments for static pools of similar loans adjusted to reflect current market conditions at the time of the valuations. The discount rates were estimated based upon the rate utilized by market participants in prior transactions adjusted to reflect a higher risk premium in the current market. During the fourth quarter of 2007, fair value write-downs recognized on nonagency-eligible mortgage loans held for sale were $154 million due to deterioration in market values, failed trades and trade kick-outs. As a result of this market disruption, management reassessed its intent and ability to sell certain nonagency-eligible residential mortgage loans and broker-sourced home equity loans and lines of credit. During the fourth quarter of 2007, transfers of loans from held for sale to portfolio had an unpaid principal balance of $2.8 billion, and were transferred net of valuation allowances of $197 million.
During the first quarter of 2007, nonprime mortgage loans, originated by the former First Franklin unit, were transferred to portfolio. At the time of transfer, these loans had an unpaid principal balance of $1.6 billion and were transferred net of fair value write-downs of $86 million, $21 million of which was recognized as a loss during the three months ended March 31, 2007.
Valuation gains and losses are recognized in the income statement within loan sale revenue. Activity related to broker-sourced home equity liquidating loan portfolios is reflected within Parent and Other for line of business reporting, while the other loan valuation and transfer activity is included in the Mortgage Banking line of business.
The estimated fair value of residential mortgage loans held for sale can be sensitive to change based on market conditions, including market prices, liquidity of the markets, supply and demand for certain loan products, as well as changes in prepayment estimates or anticipated credit losses.
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
An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans and leases exceeding policy thresholds are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, impairment has occurred. Impaired loans were $459 million at March 31, 2008, $334 million at December 31, 2007 and $188 million at March 31, 2007. The allowance for impaired loans was $86 million at March 31, 2008, $49 million at December 31, 2007 and $35 million at March 31, 2007. Compared to year end and a year ago, this element of the allowance increased primarily due to impairment identified on certain real estate developer loans.
Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include all other loans and leases not individually evaluated for impairment as discussed above. For commercial loans, a loss migration analysis is performed which averages historic loss ratios. For consumer loans, average historical losses are utilized to estimate losses currently inherent in the portfolio. Consumer loans are pooled by probability of default within product segments. The probability of default is based on the historical performance of customer attributes, such as credit score, loan-to-value, origination date, collateral type, worst delinquency, and other relevant factors. Credit losses on certain consumer loans are covered by lender-paid mortgage insurance. These insurance policies have various levels of coverage, deductibles, and stop loss limits. Management considers probable third-party insurance recoveries in its assessment of estimated losses for pools of homogeneous loans. The allowance for pools of homogeneous loans was $2.0 billion at March 31, 2008, $1.3 billion at December 31, 2007 and $713 million at March 31, 2007. This element of the allowance increased compared to year end and a year ago primarily due to a higher expected probability of default rate assigned to the liquidating residential real estate loan and residential construction loan portfolios arising from adverse trends observed in delinquencies, charge-offs and foreclosures.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. Imprecision occurs because historic loss patterns may not be representative of losses inherent in the current portfolio. Reasons for imprecision include expansion of the Corporation’s footprint, changes in economic conditions, and difficulty identifying triggering events, among other factors. Imprecision is estimated by comparing actual losses incurred to previously forecasted losses over several time periods. The volatility of this imprecision, as expressed in terms of the standard deviation of the difference between the actual and forecasted losses, is used to calculate an imprecision percentage that represents the probable forecast error. The imprecision percentage is applied to the current portfolio balance to determine the required allowance. The allowance established for imprecision was $545 million at March 31, 2008, $505 million at December 31, 2007 and $419 million at March 31, 2007. This element of the allowance increased compared to year end and a year ago due to changes in the portfolio mix, including recent acquisitions.
Finally, the allowance considers specific environmental factors which pose additional risks that may not have been adequately captured in the elements described above. For each environmental risk, a range of expected losses is calculated based on observable data. Management applies judgment to determine the most likely amount of loss within the range. Historically, this element of the allowance has provided for losses on loans where loss history and underwriting information were incomplete or materially different than that of the Corporation’s existing portfolio, as well as expected losses on certain credit risks in excess of the amounts predicted using the methods described above. When an allowance is established for environmental risks, conditions for its release are also established. There were no environmental risks provided for within the allowance for loan losses as of either March 31, 2008 or March 31, 2007. This element of the allowance was $15 million at December 31, 2007.
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
The allowance for loan losses addresses incurred credit losses in the loan and lease portfolio and is presented as a reserve against portfolio loans on the consolidated balance sheet. The allowance for losses on lending-related commitments addresses incurred credit losses in commitments to lend and letters of credit and is presented in accrued expenses and other liabilities on the consolidated balance sheet. The allowance for losses on lending-related commitments is computed using a methodology similar to that used in determining the allowance for loan losses, modified to take into account the probability of funding these commitments. When a commitment is funded, any previously established allowance for losses on lending-related commitments is reversed and re-established in the allowance for loan losses.
The allowance for loan losses and the allowance for losses on lending-related commitments are assigned to business lines based on the nature of the loan portfolio in each business line. Mortgage Banking and Parent and Other have been assigned a large portion of the allowance related to higher risk and liquidating portfolios. Accordingly, these business lines would likely be most affected by actual outcomes differing from prior estimates.
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
MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgageloan prepayment rates, discount rates, servicing costs, and numerous other factors. Management regularly updates its model inputs to reflect current market conditions. In addition, the reasonableness of the model outputs is validated each quarter by obtaining third-party broker estimates of the fair value of the MSR portfolio.
The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Weakness in the housing markets has caused prepayments to slow in recent quarters as compared to a year ago, as fewer borrowers refinanced their mortgages. The Corporation uses an internal proprietary model to estimate future loan prepayments. This model uses empirical data drawn from the historical performance of the Corporation’s managed portfolio.
Future interest rates are another significant factor in the valuation of MSRs. In the second quarter of 2007, the Corporation refined its MSR valuation model to incorporate market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. In the first quarter of 2007, the MSR valuation model held interest rates constant at the current market rate. This change in model inputs had a negligible impact on the MSR valuation as the forward curve was relatively flat at the date of adoption. However, changes in the shape and slope of the forward curve could introduce additional volatility to the fair value of MSRs in the future.
The fair value of MSRs and significant inputs to the valuation model are shown below.

	March 31		March 31
(Dollars in Millions)	2008	December 31 2007	2007

Fair value	$2,312	$2,526	$2,090

Weighted-average life (in years)	5.6	5.0	5.4

Weighted-average constant prepayment rate	15.54%	14.21%	18.16%

Spread over forward interest rate swap rates	5.96	5.79	—

Weighted-average discount rate	—	—	9.78

A sensitivity analysis of the hypothetical effect on the fair value of MSRs to adverse changes in key assumptions is presented below. Changes in fair value generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the interest rate spread), which could either magnify or counteract the sensitivities.

March 31
(Dollars in Millions)	2008

Fair value	$2,312
Prepayment rate:
Decline in fair value from 10% adverse change	132
Decline in fair value from 20% adverse change	254
Spread over forward interest rate swap rates (a):
Decline in fair value from 10% adverse change	53
Decline in fair value from 20% adverse change	104

(a)	Used to discount MSR cash flows.
Derivative Instruments: The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest-rate movements. The Corporation also has residential and commercial mortgage loan commitments related to loans to be sold, which are defined as derivatives under SFAS 133, and also enters into derivatives for trading purposes.
Prior to January 1, 2008, certain derivative instruments were designated in SFAS 133 hedge relationships as hedges of residential mortgage and commercial real estate loans held for sale. Since the Corporation elected to carry residential real estate loans at fair value under SFAS 159 effective January 1, 2008, the derivatives used to hedge these loans are no longer formally designated in SFAS 133 hedge relationships.
All derivative instruments are carried at fair value on the balance sheet. Management values derivative instruments using observable market prices, when available. In the absence of observable market prices, management uses discounted cash flow models to estimate the fair value of derivatives incorporating primarily observable inputs such as interest rates, option volatilities and currency rates. The interest rates used in these cash flow models are based on forward yield curves observable in the current cash and derivatives markets, consistent with how derivatives are valued by market participants. The fair values derived from the models are validated by comparing them to dealer values on a monthly basis and annually using a third party valuation analysis. A model validation review is also periodically performed by a third party.
The Corporation applies the guidance in FIN 39, Offsetting of Amounts Related to Certain Contracts, as amended, to its derivative positions. Accordingly, derivatives and related collateral are recognized on the consolidated balance sheet on a net basis, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to offset positive and negative positions and related collateral with the same counterparty. Net derivative assets and liabilities are presented in other assets and other liabilities in consolidated balance sheet, respectively. As of March 31, 2008, the recorded fair values of net derivative assets and liabilities were $980 million and $234 million, respectively.
Certain derivative instruments are formally designated in SFAS 133 hedge relationships as a hedge of one of the following: the fair value of a recognized asset or liability, the expected future cash flows of a recognized asset or liability, or the expected future cash flows of a forecasted transaction. For these derivatives, both at the inception of the hedge and on an ongoing basis, management assesses the effectiveness of the hedge instrument in achieving offsetting changes in fair value or cash flows compared to the hedged item. At the inception of each SFAS 133 hedge relationship, management performs a quantitative prospective test of the expected effectiveness of the hedge
During each SFAS 133 hedge relationship, a quantitative retrospective test is performed to determine if the hedge was highly effective. The methods utilized to retrospectively test hedge effectiveness, as well as the frequency of testing, vary based on the hedged item and the designated hedge period. For fair value hedges of fixed-rate debt, including certificates of deposit, management utilizes a dollar offset ratio to test hedge effectiveness on a monthly basis. For fair value hedges of portfolio loans, a dollar offset ratio test is performed on a daily basis. For cash flow hedges of funding products, a dollar offset ratio test is applied on a monthly basis. For cash flow hedges of commercial loans, a monthly regression analysis is performed. There are no known sources of variability between the hedge instrument and the hedged item that are excluded from the effectiveness test.
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
Because the majority of the derivative instruments are used to protect the value of recognized assets and liabilities on the balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can still occur if the derivative instruments are not effective in hedging changes in the fair value of those assets and liabilities. Changes in the fair values of derivative instruments associated with mortgage banking activities are included in either loan sale revenue or loan servicing revenue on the income statement and affect the results of the Mortgage Banking line of business. Changes in the fair values of other derivatives are included in net interest income and other noninterest income on the income statement and are primarily generated from investment funding activities that are not allocated to the business lines. Notes 1 and 22 to the Consolidated Financial Statements provide further discussion on the accounting and use of derivative instruments.
Impairment of Goodwill: The Corporation uses both observable market price information of comparable publicly traded companies and discounted cash flow models to determine the fair value of each business line. When discounted cash flow models are used, management applies assumptions that a market participant would use, taking into consideration the timing and the risk of the related cash flows. If the fair value of a business line is less than its carrying value, the amount of the impairment loss incurred is then measured. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The implied fair value of the goodwill is based upon the excess of the recorded and unrecorded assets and liabilities over the previously determined fair value of the business line. The Corporation tests its lines of business for goodwill impairment at interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a business line below its carrying amount.
During the last half of 2007, severe disruption in the mortgage markets led to a decline in the profitability of mortgage companies. During annual goodwill impairment testing in the fourth quarter of 2007, management valued its Mortgage Banking segment employing a discounted cash flow model to estimate the fair value of its mortgage business. This model applied assumptions that a market participant would use, taking into account the timing and the risk of the related cash flows. The fair value of the Mortgage Banking segment was determined to be less than its carrying value, resulting in an impairment loss of $181 million. At March 31, 2008 and December 31, 2007, there was no goodwill remaining in the Mortgage Banking segment.
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
On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis or more frequently if business events or circumstances warrant. Reserves for uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits.
Fair Value of Financial Instruments: The Corporation uses fair value measurements to record certain financial instruments. SFAS 157, Fair Value Measurements (SFAS 157), defines fair value as the price that would be received to sell a financial asset or to transfer a financial liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market-driven or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. These levels are:
Level 1 — The valuation is based on quoted prices in active markets for identical instruments.
Level 2 — The valuation is based on observable inputs such as quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3 — The valuation is based on unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar techniques, which incorporate the Corporation’s own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.
In accordance with SFAS 157, it is the Corporation’s policy to maximize the use of observable inputs and to minimize the use of unobservable inputs when developing fair value measurements. When available, quoted market prices for identical or similar financial instruments are used to measure fair value. If market prices are not available, fair value measurements are based upon models that use primarily observable market-based or independently sourced market data, including interest rate yield curves, option volatility, currency rates and prepayment speeds. A substantial portion of the Corporation’s financial instruments are measured using either of the foregoing methods to determine fair value and are therefore classified as either Level 1 or Level 2. However, in certain cases, when market observable prices and inputs are not readily available, judgments must be made about assumptions market participants would use in estimating the fair value of the financial instrument.
The degree of judgment involved in determining the fair value of a financial instrument depends on the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity. When observable market data is not available, judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted market prices or observable market data. For example, reduced liquidity in the capital markets or changes in secondary market activity could result in observable market data becoming unavailable. Therefore, when market data is not available, we use valuation methods requiring more management judgment to estimate the appropriate fair value.
Carrying financial assets and liabilities at fair value inherently results in more financial statement volatility as compared to carrying such assets and liabilities at historical or amortized cost. At March 31, 2008, 12% of total assets, or $17.9 billion, consisted of financial instruments recorded at fair value on a recurring basis. Approximately 82% of these financial instruments are classified as Level 1 or Level 2 measurements. The measurement of these financial instruments therefore is less subject to judgment than those classified as Level 3 as they are based upon quoted market prices or observable market-driven or market-based information.
At March 31, 2008, approximately 2% of total assets, or $3.3 billion, are measured using model-based methods, or Level 3 measurements. There were no significant transfers into, or out, of Level 3 during the period ended March 31, 2008. A substantial portion of the financial assets classified as Level 3 measurements are MSRs. The valuation techniques and the underlying assumptions the Corporation uses to value MSRs are described above. As of March 31, 2008, the Corporation also has $754 million in principal investments that are classified as Level 3 measurements. The valuation of principal investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of the investments. The valuation of principal investment may include consideration of the investees’ business model, current and projected financial performance, liquidity, management team and overall economic and market conditions including changes in market outlook, the third-party financing environment and potential exit prices. Because these considerations may involve the evaluation of subjective evidence and expected outcomes of future events, they may or may not be reflective of results actually achieved. During the first quarter of 2008, net realized and unrealized losses of $206 million were recognized on financial instruments classified within Level 3 of the hierarchy. The net realized and unrealized losses were primarily caused by a decline in the fair value of MSRs resulting from market-driven changes in mortgage interest rates and changes in other inputs and assumptions as described above.
See Note 23 to the Consolidated Financial Statements for a complete discussion on the use of fair value measurements, related measurement techniques, the classification of financial instruments within the fair value hierarchy, and the impact of Level 3 measurements on the consolidated income statement.
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
FORWARD LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, management’s ability to effectively execute its business plans; changes in general economic and financial market conditions, including the stock market and residential and commercial real estate markets; changes in interest rates; Visa indemnification obligations; changes in the competitive environment; continuing consolidation in the financial services industry; new litigation or changes in existing litigation; losses, customer bankruptcy, claims and assessments; changes in banking regulations or other regulatory or legislative requirements affecting the Corporation’s business; and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Corporation’s annual report on Form 10-K for the year ended December 31, 2007, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC’s Web site at www.sec.gov or on the Corporation’s Web site at nationalcity.com. Management may elect to update foward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

CONSOLIDATED AVERAGE BALANCE SHEETS

	Three Months Ended
	March 31	March 31
(In Millions)	2008	2007

Assets
Earning Assets:
Portfolio loans:
Commercial	$31,632	$27,004
Commercial leases	4,321	3,981
Commercial construction	9,098	7,611
Commercial real estate	14,770	12,976
Residential real estate	29,146	23,715
Home equity lines of credit	18,096	14,409
Credit card and other unsecured lines of credit	3,715	3,019
Other consumer	4,601	5,483

Total portfolio loans	115,379	98,198
Loans held for sale or securitization:
Commercial	35	38
Commercial real estate at fair value in 2008	768	174
Residential real estate at fair value in 2008	3,538	8,520
Home equity lines of credit	—	2,669
Credit card	153	368

Total loans held for sale or securitization	4,494	11,769
Securities available for sale, at cost	8,588	7,704
Federal funds sold and security resale agreements	3,116	1,748
Trading assets	896	674
Other investments	2,079	1,450

Total earning assets	134,552	121,543
Allowance for loan losses	(1,752)	(1,154)
Fair value appreciation (depreciation) of securities available for sale	98	(11)
Cash and demand balances due from banks	2,643	2,965
Properties and equipment	1,697	1,495
Equipment leased to others	374	553
Other real estate owned	469	239
Mortgage servicing rights	2,364	2,175
Goodwill	5,412	4,479
Other intangible assets	345	256
Derivative assets	1,152	244
Accrued income and other assets	5,678	5,026

Total Assets	$153,032	$137,810

Liabilities
Deposits:
Noninterest bearing	$16,839	$16,831
NOW and money market	38,763	32,582
Savings	2,808	2,433
Consumer time	29,281	24,476
Brokered retail CDs	2,955	3,006
Other	771	917
Foreign	6,170	7,602

Total deposits	97,587	87,847

Federal funds borrowed and security repurchase agreements	5,975	5,072
Borrowed funds	2,522	1,240
Long-term debt and capital securities	29,082	25,164
Derivative liabilities	329	353
Accrued expenses and other liabilities	4,126	3,736

Total Liabilities	139,621	123,412

Total Stockholders’ Equity	13,411	14,398

Total Liabilities and Stockholders’ Equity	$153,032	$137,810

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

	Daily Average Balances
	2008	2007
	First	Fourth	Third	Second	First
(Dollar in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$31,667	$30,243	$28,695	$28,055	$27,042
Commercial leases	4,321	4,389	4,235	4,061	3,981
Commercial construction	9,098	8,902	8,225	7,854	7,611
Commercial real estate	15,538	14,952	13,933	13,145	13,150
Residential real estate	32,684	36,730	36,616	33,862	32,235
Home equity lines of credit	18,096	18,437	17,717	16,883	17,078
Credit card and other unsecured lines of credit	3,868	3,659	3,356	3,099	3,387
Other consumer	4,601	4,512	4,305	5,345	5,483

Total loans	119,873	121,824	117,082	112,304	109,967
Securities available for sale, at cost:
Taxable	8,256	8,435	7,447	6,734	7,257
Tax-exempt	332	391	388	409	447

Total securities available for sale	8,588	8,826	7,835	7,143	7,704
Federal funds sold, security resale agreements, trading assets, and other investments	6,091	3,492	3,332	2,897	3,872

Total earning assets/total interest income/rates	134,552	134,142	128,249	122,344	121,543
Allowance for loan losses	(1,752)	(1,363)	(1,142)	(1,107)	(1,154)
Fair value appreciation (depreciation) of securities available for sale	98	32	(73)	(34)	(11)
Nonearning assets	20,134	19,755	18,061	17,384	17,432

Total assets	$153,032	$152,566	$145,095	$138,587	$137,810

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$38,763	$37,658	$35,099	$33,675	$32,582
Savings accounts	2,808	2,922	2,457	2,345	2,433
Consumer time deposits	29,281	29,683	27,238	25,069	24,476
Other deposits	3,726	3,650	3,409	3,383	3,923
Foreign deposits	6,170	7,485	8,609	8,677	7,602
Federal funds borrowed	1,368	1,841	1,984	2,508	1,237
Security repurchase agreements	4,607	4,442	4,192	4,058	3,835
Borrowed funds	2,522	2,027	2,593	2,867	1,240
Long-term debt and capital securities	29,082	28,005	26,306	23,111	25,164

Total interest bearing liabilities/ total interest expense/rates	118,327	117,713	111,887	105,693	102,492
Noninterest bearing deposits	16,839	16,901	16,690	16,875	16,831
Accrued expenses and other liabilities	4,455	4,398	3,882	3,788	4,089

Total liabilities	139,621	139,012	132,459	126,356	123,412
Total stockholders’ equity	13,411	13,554	12,636	12,231	14,398

Total liabilities and stockholders’ equity	$153,032	$152,566	$145,095	$138,587	$137,810

Tax-equivalent net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Quarterly Interest
	2008	2007
	First	Fourth	Third	Second	First
(Dollars in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$479	$552	$552	$534	$513
Commercial leases	74	79	72	69	69
Commercial construction	132	162	161	154	140
Commercial real estate	244	258	251	236	237
Residential real estate	560	643	654	620	576
Home equity lines of credit	285	328	343	332	336
Credit card and other unsecured lines of credit	107	103	96	86	96
Other consumer	77	77	78	88	94

Total loans	1,958	2,202	2,207	2,119	2,061
Securities available for sale, at cost:
Taxable	112	116	99	87	97
Tax-exempt	6	7	6	8	8

Total securities available for sale	118	123	105	95	105
Federal funds sold, security resale agreements, trading assets, and other investments	56	56	48	41	52

Total earning assets/total interest income/rates	$2,132	$2,381	$2,360	$2,255	$2,218
Allowance for loan losses
Fair value appreciation (depreciation) of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$238	$292	$286	$265	$249
Savings accounts	7	8	8	8	8
Consumer time deposits	335	365	337	302	287
Other deposits	35	47	46	45	51
Foreign deposits	47	80	107	108	91
Federal funds borrowed	12	22	27	33	16
Security repurchase agreements	30	42	46	45	41
Borrowed funds	25	23	34	36	16
Long-term debt and capital securities	334	393	367	317	341

Total interest bearing liabilities/ total interest expense/rates	$1,063	$1,272	$1,258	$1,159	$1,100
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income	$1,069	$1,109	$1,102	$1,096	$1,118

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Average Annualized Rate
	2008	2007
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	6.09%	7.24%	7.63%	7.63%	7.70%
Commercial leases	6.85	7.16	6.82	6.82	6.94
Commercial construction	5.85	7.22	7.74	7.86	7.47
Commercial real estate	6.31	6.85	7.15	7.19	7.31
Residential real estate	6.86	6.99	7.13	7.32	7.17
Home equity lines of credit	6.31	7.13	7.74	7.86	7.87
Credit card and other unsecured lines of credit	11.07	11.18	11.34	11.13	11.47
Other consumer	6.72	6.77	7.18	6.64	6.91

Total loans	6.56	7.20	7.50	7.56	7.55
Securities available for sale, at cost:
Taxable	5.44	5.50	5.29	5.16	5.39
Tax-exempt	6.96	6.64	6.78	7.77	7.03

Total securities available for sale	5.50	5.55	5.37	5.31	5.48
Federal funds sold, security resale agreements, trading assets, and other investments	3.73	6.32	5.70	5.75	5.41

Total earning assets/total interest income/rates	6.36%	7.07%	7.33%	7.38%	7.36%
Allowance for loan losses
Fair value appreciation (depreciation) of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	2.48%	3.08%	3.23%	3.16%	3.09%
Savings accounts	.99	1.12	1.26	1.36	1.34
Consumer time deposits	4.60	4.89	4.91	4.83	4.76
Other deposits	3.72	5.12	5.36	5.26	5.31
Foreign deposits	3.06	4.27	4.92	5.01	4.84
Federal funds borrowed	3.47	4.84	5.24	5.31	5.32
Security repurchase agreements	2.61	3.82	4.37	4.38	4.35
Borrowed funds	4.01	4.47	5.15	5.04	5.30
Long-term debt and capital securities	4.62	5.55	5.57	5.51	5.47

Total interest bearing liabilities/ total interest expense/rates	3.61%	4.29%	4.46%	4.40%	4.35%
Noninterest bearing deposits Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income

Interest spread	2.75%	2.78%	2.87%	2.98%	3.01%
Contribution of noninterest bearing sources of funds	.43	.52	.56	.61	.68

Net interest margin	3.18%	3.30%	3.43%	3.59%	3.69%

(a)	Includes loans held for sale or securitization

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 78-80 of this report are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
National City management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of March 31, 2008, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
On August 23, 2005, the Office of Inspector General issued its final audit concerning late submitted requests to the Department of Housing and Urban Development for FHA insurance made between May 1, 2002 and April 30, 2004 by National City Mortgage Co., a subsidiary of National City Bank. One of the recommendations contained in the final audit was for a determination to be made as to the legal sufficiency of possible remedies under the Program Fraud Civil Remedies Act. In late 2006, the Department of Housing and Urban Development referred the matter to the Department of Justice’s Civil Division to determine if possible civil claims exist under the Program Fraud Civil Remedies Act and the False Claims Act. The Company has cooperated with the Department of Justice (DOJ) in its civil claims investigation. A tentative settlement in principal has been reached to resolve these issues with the various government agencies for approximately $6.1 million. This probable loss has been accrued in the financial statements at March 31, 2008.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in the Corporation’s 2007 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 71 and 72 of this report are incorporated herein by reference.
ITEM 5. OTHER INFORMATION
On May 12, 2008, National City Corporation included on its Web site at www.NationalCity.com its Revised Financial Supplement for the three month period ended March 31, 2008. Previously reported on pages 20 and 21 of the Financial Supplement, nonperforming assets and loan 90+ days past due as of March 31, 2008 have been revised to report $2.8 billion and $1.3 billion, respectively. The revised amounts are included on pages 75 and 76 of this Form 10-Q.

ITEM 6. EXHIBITS
Exhibits
Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the March 31, 2008 Form 10-Q have been filed separately with the SEC and are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.
Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).

3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.4	Certificate of Designations of Non-Cumulative Perpetual Preferred Stock, Series E, Without Par Value of National City Corporation (filed as Exhibit 4.10 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

3.5	Certificate of Designations of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, Without Par Value of National City Corporation (filed as Exhibit 4.1 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

3.6	Certificate of Designations of Series G Contingent Convertible Perpetual Non-Cumulative Preferred Stock, without par value, of National City Corporation (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2008, and incorporated herein by reference).

4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.

4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference) related to stockholder rights.

4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.4	Certificate of Designations of Non-Cumulative Perpetual Preferred Stock, Series E, Without Par Value of National City Corporation (filed as Exhibit 4.10 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

4.5	Certificate of Designations of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, Without Par Value of National City Corporation (filed as Exhibit 4.1 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

4.6	Certificate of Designations of Series G Contingent Convertible Perpetual Non-Cumulative Preferred Stock, without par value, of National City Corporation (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2008, and incorporated herein by reference

4.7	Deposit Agreement, dated January 30, 2008 by and among the Registrant, Wilmington Trust Company, National City Bank as Transfer Agent and Registrar, and all holders from time to time of Receipts issued pursuant thereto, (filed as Exhibit 4.2 to Registrant’s Form 8-A filed on January 30, 2008 (related to Registration No. 333-148769), and incorporated herein by reference).

4.8	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.

10.1	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.2	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

10.3	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.4	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.5	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.6	Form of contracts with Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert and Daniel J. Frate (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.7	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.8	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.9	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.10	National City Corporation Retention Plan for Executive Officers, Amended and Restated effective January 1, 2005 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.11	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.12	National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.13	National City Corporation Supplemental Cash Balance Pension Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.14	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.15	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

10.16	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.17	The National City Corporation Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.18	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.19	Summary of Non-employee Directors’ Compensation (filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on July 25, 2007, and incorporated herein by reference).

10.20	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.21	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.22	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.23	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.24	The National City Corporation Long-Term Cash and Equity Incentive Plan Effective January 1, 2005 (filed as Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.25	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.26	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.27	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.28	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.29	The National City Corporation 2004 Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.30	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.31	Amendment No. 6 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.32	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.33	Form of Restricted Stock Award Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.34	Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.35	Form of Non-qualified Stock Option Award Agreement (filed as Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.36	Form of contracts with Robert B. Crowl and Jeffrey J. Tengel (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.37	Appendices AS, AT, AU, AV, and AW to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.38	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

10.39	National City Corporation Management Severance Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.40	Form of Amendment to Agreement Not to Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.41	Form of Non-Elective Deferred Compensation Award Statement (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.42	Deferred Compensation Plan for Daniel J. Frate (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.43	Release and Separation Agreement between National City Corporation and John D. Gellhausen (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.44	Form of Restricted Stock Unit Agreement (Retention/Non-compete) between National City Corporation and each of Jeffrey D. Kelly and Peter E. Raskind (filed as exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.45	Form of Restricted Stock Unit Agreement (Performance) between National City Corporation and each of Jeffrey D. Kelly, Peter E. Raskind and Daniel J. Frate (filed as exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.46	Form of Restricted Stock Award Agreement.

10.47	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.48	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.49	Amendment to National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.50	Amendment to National City Corporation Amended and Restated 1993 Stock Option Plan (filed as exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.51	Amendment to National City Corporation 1997 Restricted Stock Plan, Amended and Restated Effective October 31, 2001 (filed as exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.52	Amendment to National City Corporation 1997 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.53	Amendment to National City Corporation 2001 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.54	Amendment to National City Corporation 2002 Restricted Stock Plan (filed as exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.55	2007 Executive Bonus Plan (filed as Exhibit 99 to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).

10.56	Form of contract with Dale Roskom (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.57	Form of contract with Clark H. Khayat (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.58	Form of Non-qualified Stock Option Award Agreement.

10.59	Form of Restricted Stock Unit Award Agreement.

10.60	Investment Agreement, dated as of April 20, 2008, by and between National City Corporation and Corsair NC Co-Invest, L. P. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 23, 2008, and incorporated herein by reference).

10.61	First Amendment to the Investment Agreement, dated as of May 2, 2008, by and between National City Corporation and Corsair NC Co-Invest, L. P. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 8, 2008, and incorporated herein by reference).

11.0	Statement re computation of per share earnings incorporated by reference to Note 17 of the Notes to the Consolidated Financial Statements of this report.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated May 12, 2008 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated May 12, 2008 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Exhibit
Number	Exhibit Description

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated May 12, 2008 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated May 12, 2008 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

CORPORATE INFORMATION
Corporate Headquarters	Common Stock Listing
National City Center 1900 East Ninth Street Cleveland, Ohio 44114-3484 1-216-222-2000 NationalCity.com	National City Corporation common stock is traded on the New York Stock Exchange under the symbol NCC. The stock is abbreviated in financial publications as NtlCity.

Preferred Securities Listing
National City sponsors four capital trusts which have issued corporation-obligated mandatorily redeemable capital securities that are traded on the New York Stock Exchange under the symbols NCCPRA, NCCPRB, NCCPRC and NCCPRD.

National City Corporation Series F depositary preferred shares are traded on the New York Stock Exchange under the symbol NCCPRF.

Transfer Agent and Registrar	Dividend Reinvestment and Stock Purchase Plan
National City Bank
Shareholder Services Operations
Department 5352
P.O. Box 92301
Cleveland, Ohio 44101

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

		Fitch	Moody’s		Standard
Debt Ratings	DBRS	Ratings	Investors Service		& Poor’s
National City Corporation		B
Commercial Paper	R-1 (mid)	F1	P	-2	A-1
Senior Debt	A (high)	A		A3	A
Subordinated debt	A	A-	Baa1		A-
National City Bank		B
Short-term certificates of deposit	R-1 (mid)	F1	P	-1	A-1
Long-term certificates of deposit	AA (low)	A+		A2	A+
Senior bank notes	AA (low)	A		A2	A+
Subordinated bank notes	A (high)	A-		A3	A

FORM 10-Q — March 31, 2008
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION

(Registrant)

Date: May 12, 2008
/s/ PETER E. RASKIND

Peter E. Raskind
Chairman, President and Chief Executive Officer Principal Executive Officer

/s/ JEFFREY D. KELLY

Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer Principal Financial Officer

National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484