Form 10-K/A
period 2007-12-31
NATIONAL CITY CORP
filed 2008-06-16
CIK 69970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No.1

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
The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2007:
     Common Stock, $4.00 Per Share — 633,945,720
Documents Incorporated By Reference:
Portions of the registrant’s Proxy Statement, filed with the Securities and Exchange Commission on March 7, 2008, were incorporated by reference into the Form 10-K filed on February 13, 2008 into Item 10. Directors, Executive Officers and Corporate Governance; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions, and Director Independence; and Item 14. Principal Accountant Fees and Services, of Part III.

Explanatory Note
National City Corporation is filing this Amendment No. 1 on Form 10-K/A to amend our annual report on Form 10-K for the year ended December 31, 2007, filed on February 13, 2008. This amendment is being filed solely to identify on the signature page that Thomas A. Richlovsky is the Principal Accounting Officer for the corporation, as that designation was inadvertently omitted.
This amendment is being filed in response to a comment we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission in connection with the staff’s review of our annual report on Form 10-K for the year ended December 31, 2007 and our Preliminary 14A filed on May 12, 2008. We have made no attempt in this amendment to modify or update the disclosures presented in those original filings other than as noted herein.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2008.

National City Corporation
/s/ Peter E. Raskind
Peter E. Raskind
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 13, 2008.

/s/ Peter E. Raskind
Peter E. Raskind
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey D. Kelly
Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

/s/ Thomas A. Richlovsky
Thomas A. Richlovsky
Senior Vice President and Treasurer (Principal Accounting Officer)

The Directors of National City Corporation executed a power of attorney appointing David L. Zoeller, Carlton E. Langer, and Thomas A. Richlovsky their attorneys-in-fact, empowering them to sign this report on their behalf.

By	/s/ David L. Zoeller
David L. Zoeller
Attorney-in-fact
Item 15. Exhibits and Financial Statement Schedules.
The following report of independent registered public accounting firm and consolidated financial statements were incorporated by reference to Item 8 of the Form 10-K filed on February 13, 2008:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2007 and 2006
Consolidated Statements of Income — For the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Changes In Stockholders’ Equity — For the Years Ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
Financial Statement Schedules — Omitted due to inapplicability
Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).

3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.4	Certificate of Designations of Non-Cumulative Perpetual Preferred Stock, Series E, Without Par Value of National City Corporation (filed as Exhibit 4.10 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

3.5	Certificate of Designations of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, Without Par Value of National City Corporation (filed as Exhibit 4.1 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

3.6	Certificate of Designations of Series G Contingent Convertible Perpetual Non-Cumulative Preferred Stock, without par value, of National City Corporation (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2008, and incorporated herein by reference).

4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.

4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference) related to stockholder rights.

4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.4	Certificate of Designations of Non-Cumulative Perpetual Preferred Stock, Series E, Without Par Value of National City Corporation (filed as Exhibit 4.10 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

4.5	Certificate of Designations of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, Without Par Value of National City Corporation (filed as Exhibit 4.1 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

4.6	Certificate of Designations of Series G Contingent Convertible Perpetual Non-Cumulative Preferred Stock, without par value, of National City Corporation (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2008, and incorporated herein by reference

4.7	Deposit Agreement, dated January 30, 2008 by and among the Registrant, Wilmington Trust Company, National City Bank as Transfer Agent and Registrar, and all holders from time to time of Receipts issued pursuant thereto, (filed as

Exhibit
Number	Exhibit Description

Exhibit 4.2 to Registrant’s Form 8-A filed on January 30, 2008 (related to Registration No. 333-148769), and incorporated herein by reference).

4.8	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.

10.1	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.2	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

10.3	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.4	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.5	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.6	Form of contracts with Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert and Daniel J. Frate (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.7	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.8	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.9	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.10	National City Corporation Retention Plan for Executive Officers, Amended and Restated effective January 1, 2005 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.11	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.12	National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.13	National City Corporation Supplemental Cash Balance Pension Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.14	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.15	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

10.16	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.17	The National City Corporation Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.18	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.19	Summary of Non-employee Directors’ Compensation (filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on July 25, 2007, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.20	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.21	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.22	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.23	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.24	The National City Corporation Long-Term Cash and Equity Incentive Plan Effective January 1, 2005 (filed as Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.25	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.26	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.27	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.28	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.29	The National City Corporation 2004 Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.30	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.31	Amendment No. 6 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.32	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.33	Form of Restricted Stock Award Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.34	Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.35	Form of Non-qualified Stock Option Award Agreement (filed as Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.36	Form of contracts with Robert B. Crowl and Jeffrey J. Tengel (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.37	Appendices AS, AT, AU, AV, and AW to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.38	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

10.39	National City Corporation Management Severance Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.40	Form of Amendment to Agreement Not to Compete with David A. Daberko and William E. MacDonald III (filed as

Exhibit
Number	Exhibit Description

Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.41	Form of Non-Elective Deferred Compensation Award Statement (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.42	Deferred Compensation Plan for Daniel J. Frate (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.43	Release and Separation Agreement between National City Corporation and John D. Gellhausen (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.44	Form of Restricted Stock Unit Agreement (Retention/Non-compete) between National City Corporation and each of Jeffrey D. Kelly and Peter E. Raskind (filed as exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.45	Form of Restricted Stock Unit Agreement (Performance) between National City Corporation and each of Jeffrey D. Kelly, Peter E. Raskind and Daniel J. Frate (filed as exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.46	Form of Restricted Stock Award Agreement (filed as exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.47	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.48	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.49	Amendment to National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.50	Amendment to National City Corporation Amended and Restated 1993 Stock Option Plan (filed as exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.51	Amendment to National City Corporation 1997 Restricted Stock Plan, Amended and Restated Effective October 31, 2001 (filed as exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.52	Amendment to National City Corporation 1997 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.53	Amendment to National City Corporation 2001 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.54	Amendment to National City Corporation 2002 Restricted Stock Plan (filed as exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.55	2007 Executive Bonus Plan (filed as Exhibit 99 to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).

10.56	Form of contract with Dale Roskom (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.57	Form of contract with Clark H. Khayat (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.58	Form of Non-qualified Stock Option Award Agreement (filed as exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.59	Form of Restricted Stock Unit Award Agreement (filed as exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.60	Investment Agreement, dated as of April 20, 2008, by and between National City Corporation and Corsair NC Co-Invest, L. P. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 23, 2008, and incorporated herein by reference).

10.61	First Amendment to the Investment Agreement, dated as of May 2, 2008, by and between National City Corporation and Corsair NC Co-Invest, L. P. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 8, 2008, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

11.0	Statement re computation of per share earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges.*

14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated June 16, 2008.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated June 16, 2008.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated June 16, 2008.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated June 16, 2008.

*	previously filed with Form 10-K filed on February 13, 2008.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2008.

National City Corporation
/s/ Peter E. Raskind
Peter E. Raskind
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 16, 2008.

/s/ Peter E. Raskind
Peter E. Raskind
Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey D. Kelly
Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer (Principal Financial Officer)

/s/ Thomas A. Richlovsky
Thomas A. Richlovsky
Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)
A majority of the Directors of National City Corporation executed a power of attorney appointing David L. Zoeller, Carlton E. Langer, and Thomas A. Richlovsky their attorneys-in-fact, empowering them to sign this amended report on their behalf.

By	/s/ David L. Zoeller
David L. Zoeller
Attorney-in-fact

Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).

3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.4	Certificate of Designations of Non-Cumulative Perpetual Preferred Stock, Series E, Without Par Value of National City Corporation (filed as Exhibit 4.10 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

3.5	Certificate of Designations of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, Without Par Value of National City Corporation (filed as Exhibit 4.1 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

3.6	Certificate of Designations of Series G Contingent Convertible Perpetual Non-Cumulative Preferred Stock, without par value, of National City Corporation (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2008, and incorporated herein by reference).

4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.

4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference) related to stockholder rights.

4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.4	Certificate of Designations of Non-Cumulative Perpetual Preferred Stock, Series E, Without Par Value of National City Corporation (filed as Exhibit 4.10 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

4.5	Certificate of Designations of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, Without Par Value of National City Corporation (filed as Exhibit 4.1 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

4.6	Certificate of Designations of Series G Contingent Convertible Perpetual Non-Cumulative Preferred Stock, without par value, of National City Corporation (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2008, and incorporated herein by reference

4.7	Deposit Agreement, dated January 30, 2008 by and among the Registrant, Wilmington Trust Company, National City Bank as Transfer Agent and Registrar, and all holders from time to time of Receipts issued pursuant thereto, (filed as

Exhibit
Number	Exhibit Description

Exhibit 4.2 to Registrant’s Form 8-A filed on January 30, 2008 (related to Registration No. 333-148769), and incorporated herein by reference).

4.8	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.

10.1	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.2	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

10.3	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.4	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.5	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.6	Form of contracts with Jon L. Gorney, Jeffrey D. Kelly, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert and Daniel J. Frate (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.7	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.8	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.9	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.10	National City Corporation Retention Plan for Executive Officers, Amended and Restated effective January 1, 2005 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.11	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.12	National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.13	National City Corporation Supplemental Cash Balance Pension Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.14	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.15	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

10.16	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.17	The National City Corporation Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.18	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.19	Summary of Non-employee Directors’ Compensation (filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on July 25, 2007, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.20	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.21	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.22	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.23	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.24	The National City Corporation Long-Term Cash and Equity Incentive Plan Effective January 1, 2005 (filed as Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.25	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.26	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.27	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.28	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.29	The National City Corporation 2004 Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.30	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.31	Amendment No. 6 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.32	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.33	Form of Restricted Stock Award Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.34	Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.35	Form of Non-qualified Stock Option Award Agreement (filed as Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.36	Form of contracts with Robert B. Crowl and Jeffrey J. Tengel (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.37	Appendices AS, AT, AU, AV, and AW to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.38	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

10.39	National City Corporation Management Severance Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.40	Form of Amendment to Agreement Not to Compete with David A. Daberko and William E. MacDonald III (filed as

Exhibit
Number	Exhibit Description

Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.41	Form of Non-Elective Deferred Compensation Award Statement (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.42	Deferred Compensation Plan for Daniel J. Frate (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.43	Release and Separation Agreement between National City Corporation and John D. Gellhausen (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.44	Form of Restricted Stock Unit Agreement (Retention/Non-compete) between National City Corporation and each of Jeffrey D. Kelly and Peter E. Raskind (filed as exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.45	Form of Restricted Stock Unit Agreement (Performance) between National City Corporation and each of Jeffrey D. Kelly, Peter E. Raskind and Daniel J. Frate (filed as exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.46	Form of Restricted Stock Award Agreement (filed as exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.47	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.48	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.49	Amendment to National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.50	Amendment to National City Corporation Amended and Restated 1993 Stock Option Plan (filed as exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.51	Amendment to National City Corporation 1997 Restricted Stock Plan, Amended and Restated Effective October 31, 2001 (filed as exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.52	Amendment to National City Corporation 1997 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.53	Amendment to National City Corporation 2001 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.54	Amendment to National City Corporation 2002 Restricted Stock Plan (filed as exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.55	2007 Executive Bonus Plan (filed as Exhibit 99 to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).

10.56	Form of contract with Dale Roskom (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.57	Form of contract with Clark H. Khayat (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.58	Form of Non-qualified Stock Option Award Agreement (filed as exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.59	Form of Restricted Stock Unit Award Agreement (filed as exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.60	Investment Agreement, dated as of April 20, 2008, by and between National City Corporation and Corsair NC Co-Invest, L. P. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 23, 2008, and incorporated herein by reference).

10.61	First Amendment to the Investment Agreement, dated as of May 2, 2008, by and between National City Corporation and Corsair NC Co-Invest, L. P. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 8, 2008, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

11.0	Statement re computation of per share earnings.*

12.1	Computation of Ratio of Earnings to Fixed Charges.*

14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated June 16, 2008.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated June 16, 2008.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated June 16, 2008.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated June 16, 2008.

*	previously filed with Form 10-K filed on February 13, 2008.