Form 10-Q
period 2008-06-30
NATIONAL CITY CORP
filed 2008-08-08
CIK 69970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Common stock — $4.00 Par Value
Outstanding as of July 31, 2008 — 761,210,452

QUARTER ENDED JUNE 30, 2008
FINANCIAL REPORT
AND FORM 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED JUNE 30, 2008
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

PART I – FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars In Millions, Except Per Share Amounts)	2008	2007	2008	2007

Tax-equivalent net interest income	$1,021	$1,096	$2,090	$2,214
Provision for loan losses	1,592	145	2,985	267
Noninterest income	431	764	1,569	1,385
Noninterest expense	2,277	1,186	3,289	2,342
Income tax (benefit) expense and tax-equivalent adjustment	(661)	182	(688)	324

Net (loss) income	$(1,756)	$347	$(1,927)	$666

Net (loss) income available to common shareholders	$(1,771)	$346	$(1,942)	$665

Net (loss) income per common share
Basic	$(2.45)	$.60	$(2.86)	$1.10
Diluted	(2.45)	.60	(2.86)	1.09
Dividends paid per common share	.01	.39	.22	.78
Return on average common equity	—	11.35%	—	10.08%
Return on average assets	—	1.00	—	.97
Net interest margin	2.97%	3.59	3.08%	3.64
Average equity to average assets	11.35	8.83	10.06	9.63
Annualized net charge-offs to average portfolio loans	2.61	.39	2.24	.50
Average shares
Basic	722,871,934	572,729,604	678,152,965	602,057,167
Diluted	722,871,934	580,385,828	678,152,965	610,293,635

At June 30
Assets			$153,673	$140,636
Portfolio loans			113,420	99,683
Loans held for sale or securitization			2,385	14,421
Securities, at fair value			9,404	7,024
Deposits			101,218	92,568
Stockholders’ equity			17,981	12,147

Book value per common share			$15.07	$21.45
Pro forma book value per common share(a)			8.76
Tangible book value per common share			8.94	13.02
Pro forma tangible book value per common share(a)			6.47
Market value per common share			4.77	33.32

Equity to assets			11.70%	8.64%
Tangible equity to assets			8.94	5.43
Tier 1 capital			11.06	6.56
Total risk-based capital			14.87	10.28
Leverage			10.33	6.53

Allowance for loan losses as a percentage of period-end portfolio loans			3.03%	1.14%
Nonperforming assets to period-end portfolio loans and other nonperforming assets			2.74	.85

Common shares outstanding			760,339,839	566,285,142
Full-time equivalent employees			30,302	32,445

(a)	Pro forma for the conversion of Series G contingently convertible preferred stock.

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in Millions, Except Per Share Amounts)	2008	2007	2008	2007

Interest Income
Loans	$1,668	$2,114	$3,620	$4,170
Securities:
Taxable	115	86	227	183
Exempt from Federal income taxes	3	5	7	11
Trading assets	14	7	28	13
Other	80	36	122	81

Total interest income	1,880	2,248	4,004	4,458
Interest Expense
Deposits	586	728	1,247	1,413
Federal funds borrowed and security repurchase agreements	24	77	65	135
Borrowed funds	11	36	36	52
Long-term debt and capital securities	244	318	580	659

Total interest expense	865	1,159	1,928	2,259

Net Interest Income	1,015	1,089	2,076	2,199
Provision for Loan Losses	1,592	145	2,985	267

Net interest (expense) income after provision for loan losses	(577)	944	(909)	1,932
Noninterest Income
Deposit service charges	260	223	490	427
Loan sale revenue	(94)	110	(5)	185
Trust and investment management fees	81	84	161	158
Brokerage revenue	48	54	96	94
Loan servicing revenue	(47)	96	(31)	128
Leasing revenue	34	46	69	101
Insurance revenue	33	35	66	69
Card-related fees	33	29	65	61
Other service fees	27	33	60	68
Securities (losses) gains, net	(11)	(1)	504	26
Other	67	55	94	68

Total noninterest income	431	764	1,569	1,385
Noninterest Expense
Impairment, fraud, and other losses	1,098	14	901	20
Salaries, benefits, and other personnel	619	642	1,278	1,275
Third-party services	87	89	169	175
Net occupancy	84	76	172	154
Equipment	80	85	160	168
Foreclosure costs	61	13	110	23
Marketing and public relations	47	45	74	78
Supplies and postage	31	33	67	74
Other	170	189	358	375

Total noninterest expense	2,277	1,186	3,289	2,342

(Loss) income before income tax (benefit) expense	(2,423)	522	(2,629)	975
Income tax (benefit) expense	(667)	175	(702)	309

Net (Loss) Income	$(1,756)	$347	$(1,927)	$666

Net (Loss) Income Per Common Share
Basic	$(2.45)	$.60	$(2.86)	$1.10
Diluted	(2.45)	.60	(2.86)	1.09
Average Common Shares Outstanding
Basic	722,871,934	572,729,604	678,152,965	602,057,167
Diluted	722,871,934	580,385,828	678,152,965	610,293,635
Dividends declared per common share	$.01	$.39	$.22	$.78

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30	December 31	June 30
(Dollars in Millions, Except Per Share Amounts)	2008	2007	2007

Assets
Cash and demand balances due from banks	$2,835	$3,226	$2,896
Federal funds sold and security resale agreements	6,399	100	718
Securities available for sale, at fair value	9,404	8,731	7,024
Trading assets	802	982	521
Other investments	5,787	1,282	1,100
Loans held for sale or securitization:
Commercial	3	41	38
Commercial real estate, at fair value in 2008	344	508	378
Residential real estate, at fair value in 2008	2,038	3,741	10,694
Home equity lines of credit	—	—	3,311

Total loans held for sale or securitization	2,385	4,290	14,421
Portfolio loans:
Commercial	32,030	30,915	28,025
Commercial leases	4,246	4,437	4,335
Commercial construction	8,778	9,051	7,937
Commercial real estate	15,195	14,883	13,011
Residential real estate ($19 million at fair value at June 30, 2008)	26,988	30,243	24,577
Home equity lines of credit	18,080	18,079	13,974
Credit card and other unsecured lines of credit	3,774	3,915	3,164
Other consumer	4,329	4,499	4,660

Total portfolio loans	113,420	116,022	99,683
Allowance for loan losses	(3,434)	(1,762)	(1,136)

Net portfolio loans	109,986	114,260	98,547
Properties and equipment	2,047	2,082	1,966
Mortgage servicing rights	2,625	2,526	2,468
Goodwill	4,339	5,424	4,534
Accrued income and other assets	7,064	6,949	6,441

Total Assets	$153,673	$149,852	$140,636

Liabilities
Deposits:
Noninterest bearing	$17,647	$17,364	$17,547
NOW and money market	36,145	37,868	33,799
Savings	2,701	2,871	2,260
Consumer time	34,603	29,433	25,437
Other	6,394	3,110	3,028
Foreign	3,728	6,664	10,497

Total deposits	101,218	97,310	92,568
Federal funds borrowed and security repurchase agreements	3,912	5,100	5,653
Borrowed funds	781	2,055	2,670
Long-term debt and capital securities	25,789	27,892	23,188
Accrued expenses and other liabilities	3,992	4,087	4,410

Total Liabilities	$135,692	$136,444	$128,489

Stockholders’ Equity
Preferred stock	$—	$—	$—
Common stock	3,041	2,536	2,265
Capital surplus	12,555	6,375	4,765
Retained earnings	2,326	4,405	5,270
Accumulated other comprehensive income (loss)	59	92	(153)

Total Stockholders’ Equity	17,981	13,408	12,147

Total Liabilities and Stockholders’ Equity	$153,673	$149,852	$140,636

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30
(In Millions)	2008	2007

Operating Activities
Net (loss) income	$(1,927)	$666
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan losses	2,985	267
Depreciation, amortization and accretion	271	282
MSR fair value changes	113	(85)
Derivative (gains) losses, net	(209)	385
Gains on loans held for sale, sold or securitized, net	(442)	(258)
Indemnification and impairment charges	1,175	65
Other gains, net	(138)	(53)
Net sale (originations) proceeds of loans held for sale or securitization	1,708	(4,963)
Net change in trading assets and liabilities	196	117
Other operating activities, net	133	(1,028)

Net cash provided by (used in) operating activities	3,865	(4,605)

Lending and Investing Activities
Net (increase) decrease in federal funds sold, security resale agreements, and other investments	(10,809)	5,400
Purchases of available-for-sale securities	(1,637)	(1,066)
Proceeds from sale, maturities, calls, and prepayments of available-for-sale securities	1,410	2,090
Net increase in portfolio loans	(202)	(491)
Proceeds from sales of loans	316	1,971
Proceeds from securitizations of loans	702	425
Net increase in properties and equipment	(153)	(46)
Net cash paid for acquisitions	—	(376)

Net cash (used in) provided by lending and investing activities	(10,373)	7,907

Deposit and Financing Activities
Net increase in deposits	4,143	1,964
Net decrease in federal funds borrowed and security repurchase agreements	(1,189)	(94)
Net (decrease) increase in borrowed funds	(1,275)	1,040
Repayments of long-term debt	(7,595)	(5,442)
Proceeds from issuances of long-term debt and capital securities	5,405	2,124
Dividends paid	(155)	(487)
Issuances of common and preferred stock, net of issuance costs	6,956	161
Repurchases of common stock	—	(3,205)
Excess tax benefit for share based payments	—	12
Net premiums paid for purchased call option on warrants	(173)	—

Net cash provided by (used in) deposit and financing activities	6,117	(3,927)

Net decrease in cash and demand balances due from banks	(391)	(625)
Cash and demand balances due from banks, January 1	3,226	3,521

Cash and Demand Balances Due from Banks, June 30	$2,835	$2,896

Supplemental Information
Cash paid (received) for:
Interest	$1,956	$2,334
Income taxes	(452)	639
Noncash items:
Transfers of portfolio loans and property to other real estate	592	320
Transfers of portfolio loans to held for sale	386	—
Transfers of held for sale loans to portfolio	414	1,698
Common shares and stock options issued for acquisitions	—	492

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Millions, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2007	$—	$2,529	$4,794	$7,329	$(71)	$14,581
Comprehensive income:
Net income				666		666
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(77)	(77)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					(4)	(4)
Change in accumulated unrealized losses for pension and other post retirement obligations					(1)	(1)

Total comprehensive income						584
Cumulative effect of change in accounting for uncertainty in income taxes				(24)		(24)
Common dividends declared, $.78 per share				(486)		(486)
Preferred dividends declared, $12.45 per share				(1)		(1)
Issuance of 5,231,767 common shares and other activity pursuant to stock-based compensation plans		21	184			205
Issuance of 13,654,061 common shares pursuant to acquisitions(1)		55	438			493
Repurchase of 85,066,638 common shares		(340)	(651)	(2,214)		(3,205)

Balance, June 30, 2007	$—	$2,265	$4,765	$5,270	$(153)	$12,147

Balance, January 1, 2008	$—	$2,536	$6,375	$4,405	$92	$13,408
Comprehensive income:
Net loss				(1,927)		(1,927)
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(89)	(89)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net gains included in net income					56	56
Change in accumulated unrealized losses for pension and other postretirement obligations					—	—

Total comprehensive income						(1,960)
Cumulative effect of changes in accounting				4		4
Common dividends declared, $.22 per share				(140)		(140)
Preferred dividends declared				(15)		(15)
Issuance of 126,200,000 common shares, 65,190 preferred shares, and 61,750,000 warrants		505	6,451			6,956
Issuance of 193,736 common shares and other activity pursuant to stock-based compensation plans			30			30
Purchase of call option and issuance of 76,000,000 warrants			(173)			(173)
Other			(128)	(1)		(129)

Balance, June 30, 2008	$—	$3,041	$12,555	$2,326	$59	$17,981

(1)	Includes fair value of stock options exchanged.
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
Loans and Leases: Loans are classified within portfolio when management has the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. The foreseeable future is a management judgment and would normally be considered to be about three years for commercial loans and about one year for mortgage and other consumer loans. The foreseeable future for commercial loans corresponds to the time horizon for the company’s long-term strategic plan; while the foreseeable future for mortgage and other consumer loans corresponds to the annual plan. Management’s view of the foreseeable future is reassessed each reporting period and may change based on changes in business strategies, financial condition and liquidity, the current economic environment and related market conditions, the type of loan and prior history of selling loans into the market.
Portfolio loans are carried at the principal amount outstanding net of unearned income, unamortized premiums or discounts, deferred loan origination fees and costs, and fair value adjustments, if any. Certain portfolio loans are carried at fair value if fair value accounting was elected for the loans while classified in held for sale. Prior to January 1, 2008, all loans held for sale or securitization were carried at the lower of cost or fair value applied on an aggregate basis by type of loan. Effective January 1, 2008, residential and commercial real estate loans held for sale are carried at fair value under SFAS 159, The Fair Value Option for Financial Assets and Liabilities. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations. Management considers in its assessment the probability that buyer commitments may not close. In the absence of an active market, fair value is based upon a discounted cash flow model which utilizes inputs and assumptions which are believed to be consistent with market participants’ views.
When a decision is made to sell or securitize a loan that was not originated or initially acquired with the intent to sell or securitize, the loan is reclassified from portfolio into held for sale or securitization. Loans are classified as held for sale when management has both the intent and ability to sell or securitize. When the Corporation sells a loan or group of loans which qualify as a sale pursuant to SFAS 140, the loans are removed from the balance sheet and a gain or loss is recognized in loan sale revenue. Due to changing market conditions or other strategic initiatives, management’s intent with respect to the disposition of the loan may change, and accordingly, loans previously classified as held for sale may be reclassified into portfolio.
Prior to 2008, loans transferred from held for sale to portfolio were recorded at the lower of cost or market at the date of transfer. Any fair value adjustment on the transferred loans, other than that attributable to credit impairment, is subsequently amortized into net interest income using the interest method. To the extent any of the transferred loans were subsequently classified as nonaccrual, amortization was ceased. Any credit impairment recognized on the loans at the date of transfer is subsequently evaluated for adequacy in conjunction with the determination of the allowance for loan losses. If such analysis shows that the initial credit impairment on the transferred loans is not sufficient to absorb currently estimated credit losses, an allowance for loan losses is established by recording a provision for loan losses. Recoveries of the credit impairment recorded on the date of transfer are not recognized until write-off, pay down or maturity of the loans. In 2008, the Corporation adopted fair value option for certain loans held for sale, which once adopted cannot be revoked. Thus, commencing in 2008, any mortgage loans transferred from held for sale to portfolio were transferred at fair value and have been subsequently accounted for at fair value. In 2008, such transfers have been limited to repurchased mortgage loans with documentation defects or fraud issues that precluded their resale.
Interest income is recognized utilizing the interest method. For loans accounted for at carrying value, loan origination fees, fees for providing loan commitments that result in loans, certain direct origination costs, and unearned discounts are deferred and amortized into interest income utilizing the interest method to achieve a level effective yield over the term of the loan. Other credit-related fees, including letter and line of credit fees and loan syndication fees, are recognized as fee income when earned. For loans accounted for at fair value, origination fees and costs are recognized in noninterest income and noninterest expense, respectively, at the time of origination.
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
Income on operating leases is recognized on a straight-line basis over the lease term. Income on direct financing leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment. Income on leveraged leases is recognized on a basis that achieves a constant periodic rate of return on the outstanding investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. The projected timing of income tax cash flows generated by a leveraged lease is an important assumption that is reviewed annually, or more frequently, if events or changes in circumstances indicate that a change in timing has occurred, or will occur.
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
Commercial loans and leases and commercial loans secured by real estate are designated as nonaccrual when either principal or interest payments are 90 days or more past due (unless the loan is both well secured and in the process of collection), for which payment in full of both principal and interest is not expected, or which is maintained on a cash basis due to the deterioration of the financial condition of the borrower. When a loan is placed on nonaccrual, uncollected interest accrued in prior years is charged against the allowance for loan and lease losses, while uncollected interest accrued in the current year is reversed against interest income. Interest income is recorded on a cash basis during the period the loan is on nonaccrual provided that the collectibility of the remaining contractual amount due on the loan is reasonably assured. Nonaccrual commercial loans and leases and commercial loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral, with the charge-off occurring when the loss is reasonably quantifiable, but no later than when the loan becomes 180 days past due.
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
Loans secured by one-to-four family residential real estate, including home equity lines of credit and loans, are designated as nonaccrual based upon several factors including payment delinquency, bankruptcy status, and prior principal charge-offs. First lien mortgages covered by private mortgage insurance, or a government guarantee, are not classified as nonaccrual when the insurance proceeds or guarantee are expected to result in full collectibility. When a loan is placed on nonaccrual, uncollected interest accrued in prior years is charged against the allowance for loan losses, while uncollected interest accrued in the current year is reversed against interest income. Additionally, these loan types are generally charged off to the extent principal and interest due exceed the estimated realizable value of the collateral on the date the loan becomes 180 days past due, or at the earlier of the foreclosure sale, or when an appraisal indicates a value less than the loan value.
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
Loans that are restructured due to a borrower experiencing financial difficulties, where the Corporation, for economic or legal reasons, grants a concession to the borrower that it would otherwise not consider, are accounted for as troubled debt restructurings (TDR). TDRs may include certain modifications of terms of loans, receipts of assets from debtors in partial or full satisfaction of loans, or a combination of both. Restructured loans classified as TDRs are accounted for in accordance with SFAS 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, and SFAS 114.

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
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses within the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, probable recoveries under mortgage insurance, current economic events in specific industries and geographical areas, including unemployment levels, regulatory guidance, general economic conditions, and other pertinent factors. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, insurance coverage limits, estimation model imprecision, and consideration of current environmental factors and economic trends, all of which are susceptible to significant variability. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is recorded based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted quarterly. When portfolio loans are identified for sale or securitization, the attributed loan loss allowance is reclassified to held for sale as a reduction to the carrying value of the loans. If a loss attributable to deterioration of the creditworthiness of the borrower is anticipated upon sale, a charge-off is recognized upon transfer.
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
Other Real Estate Owned: Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations, as well as bank premises qualifying as held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Property obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer. Anticipated recoveries from private mortgage insurance and government guarantees are also considered in evaluating the potential impairment of loans at the date of transfer. When the anticipated future cash flows associated with a loan are less than its net carrying value, a charge-off is recognized against the allowance for loan losses. Expected insurance proceeds are recognized as a receivable upon transfer of the loan to other real estate owned. As of June 30, 2008, this receivable was $33 million. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer, with the offset recorded in noninterest expense. Fair value write-downs, property maintenance costs, and gains or losses recognized upon the sale of foreclosed assets are recognized in noninterest expense on the date of sale.
Securities: Investments in debt securities and certain equity securities with readily determinable fair values, other than those classified as principal investments or accounted for under the cost or equity method, are accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires investments to be classified within one of three categories: trading, held to maturity, or available for sale, based on the type of security and management’s ability and intent with regard to selling the security.
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
Debt securities are classified as held to maturity when management has both the intent and ability to hold the securities to maturity. Securities classified as held to maturity are carried at amortized cost.
Debt and marketable equity securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and unrealized losses not deemed other-than-temporary reported in accumulated other comprehensive income, net of tax.

Realized gains and losses on the sale of, and other-than-temporary impairment charges, on both available-for-sale and held-to-maturity securities are recorded in securities gains or losses in the statement of income. Interest and dividends on securities, including amortization of premiums and accretion of discounts using the effective interest method over the period to maturity, are included in interest income. Realized gains and losses on the sale of securities, and other-than-temporary impairment charges, are determined using the specific-identification method. Purchases and sales of securities are recognized on a trade date basis.
Certain equity security investments that do not have readily determinable fair values and for which the Corporation does not exercise significant influence are carried at cost and classified either within other investments or other assets on the balance sheet depending on the frequency of dividend declarations. Cost method investments classified within other investments consist solely of shares of Federal Home Loan Bank and Federal Reserve Bank stock. These investments totaled $891 million, $808 million and $506 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. Cost method investments classified within other assets were less than $10 million at June 30, 2008, December 31, 2007, and June 30, 2007. The Corporation’s holdings of Visa Class B shares have no cost basis. Cost method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.
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
Goodwill and Other Intangible Assets: Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be separately distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged, either on its own or in combination with a related contract, asset, or liability. Goodwill impairment testing is performed annually, or more frequently if events or circumstances indicate possible impairment. Goodwill is allocated to reporting units one level below business segments. Fair values of reporting units are determined using either market-based valuation multiples for comparable businesses if available, or discounted cash flow analyses based on internal financial forecasts and estimates of market participant assumptions. If the fair value of a reporting unit exceeds its net book value, goodwill is considered not to be impaired. If the net book value of a reporting unit exceeds its fair value, an impairment loss may be recognized. An impairment loss is measured as the excess of the carrying value of the goodwill of a reporting unit over its implied fair value. The implied fair value of goodwill represents the difference between the fair value of the reporting unit and the fair value of all of the assets and liabilities of that unit, including any unrecognized intangible assets. Goodwill impairment losses are recorded in impairment, fraud and other losses within noninterest expense. Note 10 contains additional information regarding goodwill and the carrying values by major lines of business.
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
Depreciable Assets: Properties and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred, while improvements which extend an asset’s useful life are capitalized and depreciated over the estimated remaining life of the asset. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the asset. Useful lives range from one to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. For equipment leased to others, depreciation is recorded on a straight-line basis over the life of the lease. Land improvements are amortized over a period of 15 years. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal periods when reasonably assured pursuant to SFAS 13, Accounting for Leases. For leasehold improvements acquired in a business combination, lease renewals reasonably assured at the date of acquisition are included in the remaining lease term. For leasehold improvements placed in service after the inception of the lease, lease renewals reasonably assured at the date of purchase are included in the remaining lease term.
Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset, including any estimated residual value, are less than its carrying value. In that event, the Corporation recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if available, or a discounted cash flow analysis. Impairment losses are recorded in other noninterest expense.
Asset Securitizations: National City uses the securitization of financial assets as a source of funding. In a securitization, financial assets are transferred into trusts or to SPEs in transactions which are effective in legally isolating the assets from the Corporation. The Corporation’s bank subsidiary has securitized pools of credit card, automobile, and mortgage loans. Where the transferor is a depository institution, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. Where the transferor is not a depository institution, legal isolation is accomplished through utilization of a two-step securitization structure. In addition, the Corporation has periodically purchased the guaranteed portion of Small Business Administration (SBA) loans from third-party lenders and then securitized these loans into SBA guaranteed pooled securities through the use of a fiscal and transfer agent approved by the SBA. The certificates were then sold directly to institutional investors, achieving legal isolation.
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
Retained interests in the subordinated tranches and interest-only strips are recorded at their fair value and included in the available-for-sale or the trading securities portfolio. Retained interests from the credit card and automobile loan securitizations are classified as available-for-sale securities. Retained interests from the mortgage and SBA securitizations are classified as trading securities and are included in trading assets on the balance sheet. Subsequent adjustments to the fair value of retained interests classified as available for sale are recorded through accumulated other comprehensive income within stockholders’ equity, or in security losses in the income statement if the fair value has declined below the carrying amount, and such decline has been determined to be other-than-temporary. Fair value adjustments to retained interests classified as trading securities are recorded in other noninterest income.
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
Also with regard to credit card securitizations, the trust is not required to make principal payments to the investors during the revolving period, which generally approximates 48 months. Instead, the trust uses principal payments received on the accounts to purchase new credit card loans. Therefore, the principal dollar amount of the investor’s interest in the assets within the trust remains unchanged. Once the revolving period ends, the trust will distribute principal payments to the investors according to the contractual terms of the transaction. Distribution of principal to the investors in the credit card trust may begin earlier if the average annualized yield on the loans securitized (generally equal to the sum of interest income, interchange and other fees, less principal credit losses during the period) for three consecutive months drops below a minimum yield (generally equal to the sum of the coupon rate payable to investors plus contractual servicing fees), or certain other events occur.
Transaction costs associated with revolving loan securitizations are deferred at the time of sale and amortized over the revolving term of the securitization, while transaction costs associated with fixed-term securitizations are recognized as a component of the gain or loss at the time of sale.
Servicing Assets: The Corporation periodically sells or securitizes loans while retaining the obligation to perform the servicing of such loans. In addition, the Corporation may purchase or assume the right to service loans originated by others. Whenever the Corporation undertakes an obligation to service a loan, management assesses whether a servicing asset or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to exceed current market servicing prices. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Corporation for its expected costs. Servicing assets related to residential real estate loans are separately presented on the balance sheet as mortgage servicing rights (MSRs). Servicing assets associated with the sale or securitization of commercial real estate, home equity lines and loans and automobile loans are presented within other assets on the balance sheet. The Corporation does not presently have any servicing liabilities.
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
Future interest rates are another significant factor in the valuation of MSRs. Market implied forward interest rates are incorporated in the MSR valuation model to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments.
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
The Corporation applies the guidance in FIN 39, Offsetting of Amounts Related to Certain Contracts, as amended, to its derivative positions. Accordingly, derivatives are recognized on the consolidated balance sheet at fair value on a net basis, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to offset positive and negative positions with the same counterparty. The Corporation also obtains collateral in connection with its derivative activities. Required collateral levels vary depending on the counterparty. The Corporation also nets cash collateral against the applicable derivative exposures by offsetting its obligations to return or its rights to reclaim cash collateral against the fair values of the derivatives being collateralized. Net derivative assets and liabilities are presented in other assets and other liabilities, respectively, in the consolidated balance sheet.
Reclassifications of Derivative Instruments Indexed to or Settleable in Common Stock:  The Corporation accounts for certain financial instruments indexed to, or settleable, in its common stock as freestanding derivative instruments under the requirements of EITF 00-19.  EITF 00-19 requires that instruments be classified as assets, liabilities or equity based on how the instruments can be settled.  The classification is based on the concept that instruments that require net-cash settlement are assets or liabilities and instruments that require settlement in shares are equity instruments. EITF 00-19 requires that management reassess the classification of such instruments each balance sheet date and the instruments may be entirely or partially reclassified based on the existing facts and circumstances.  For example, a portion of equity instruments may be reclassified to a liability to the extent the Corporation does not have a sufficient number of shares authorized to settle the derivative instruments requiring the issuance of shares.  However, the equity instruments that are supported by authorized, but unissued, shares could remain classified as equity. Should a partial reclassification occur, the Corporation has elected to reclassify the instruments with the latest maturity dates first.
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
Dividends paid on restricted stock and restricted stock unit awards are charged to retained earnings for awards that are expected to vest. Beginning in 2008, the Corporation has accounted for the realized income tax benefits from the dividends paid on these awards as an increase to additional paid-in capital. The amount recognized in additional paid in capital for the realized income tax benefit from the dividends paid is also included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards pursuant to SFAS 123 (R), Share-Based Payment. The related tax benefits will not be recognized until the income tax deduction reduces income taxes payable. When an award is not expected to vest, the dividends are recognized as compensation cost. The income tax benefits associated with the dividends paid to the recipients of these awards in prior periods were recognized as a component of income tax provision.
Stock Repurchases: The Corporation has periodically repurchased shares of its outstanding common stock through open market purchases or other methods. Repurchased shares are recorded as treasury shares on the trade date using the par value method, and the cash paid is allocated to common stock, capital surplus, and retained earnings. Treasury shares are available for reissuance upon exercise of employee stock awards.
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
Fair value measurements are classified within one of three levels based on the observability of the inputs used to determine fair value, as follows:
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
Level 3 – The valuation is based on unobservable inputs that are supported by minimal or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar techniques that incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument, or valuations that require significant management judgment or estimation.
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
Earnings Per Share: Net income per share is calculated in accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF 03-6 clarified the guidance in SFAS 128, Earnings Per Share, regarding the computation of earnings per share for entities that have issued securities other than common stock that contractually entitle holders of these securities to participate in dividends and earnings of the Corporation. The Corporation’s Series D and G convertible preferred stock are considered “participating securities” for purposes of computing earnings per share. EITF 03-6 requires undistributed earnings for the period, which represents net income less common and participating security dividends (if applicable) declared or paid, to be allocated between the common and participating security stockholders based upon their respective rights to receive dividends. This method of computing earnings per share is defined by EITF 03-6 as the two-class method. The two-class method is not applied to the earnings per share calculation in periods of net losses as the Series D and G preferred shareholders are not obligated to share in losses with common shareholders. EITF 03-6 does not require the presentation of net income per share for securities other than common stock; therefore, the foregoing net income per share amounts only pertain to the Corporation’s common stock.
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
The Corporation also adopted the provisions of FASB Staff Position (FSP) No. 157-2, which defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. Items affected by this deferral include goodwill and long-lived assets for which any necessary impairment analyses are performed using fair value measurements. The Corporation does not expect the delayed application of this aspect of SFAS 157 to have a material impact on financial condition, results of operations, or liquidity.
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
Effective January 1, 2008, the Corporation adopted a net presentation for certain derivative positions and related cash collateral pursuant to the guidance in FIN 39 and FSP FIN 39-1. Prior to that time, the Corporation presented all of its derivative positions and related collateral on a gross basis. The application of this guidance resulted in reclassifications of cash collateral placed with counterparties from short-term investments and cash collateral held from counterparties from foreign deposits to other liabilities and other assets, respectively, and also resulted in the netting of certain derivative liabilities against derivative assets. As of June 30, 2008, other assets and other liabilities were each reduced by $999 million as a result of applying this guidance. The December 31, 2007 balance sheet was also restated for this guidance which resulted in a reduction in other assets and other liabilities of $522 million. The effect on other assets and other liabilities for balance sheet periods prior to December 31, 2007 was not material.
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the FASB ratified the consensus reached in EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of this Issue will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Corporation adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The adoption of EITF 06-11 did not have a material impact on financial condition, results of operations, or liquidity.
Accounting for Written Loan Commitments Accounted for at Fair Value: In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Corporation adopted the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007 related to residential and commercial real estate loans held for sale that are accounted for as derivatives under SFAS 133. The Corporation does not account for any other written loan commitments at fair value through earnings. The impact of SAB 109 will accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date. For the second quarter and first six moths of 2008 the adoption of SAB 109 resulted in an increase in loan sale revenue of $31 million.
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
The Corporation will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. At June 30, 2008, the Corporation’s acquired deferred income tax valuation allowances and income tax contingencies totaled $2 million and $32 million, respectively. Management is currently evaluating the effects that SFAS 141(R) will have on the consolidated financial statements.
Accounting for Noncontrolling Interests: In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statement. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted.
At June 30, 2008, noncontrolling interests in subsidiaries totaled approximately $143 million and were included in accrued expenses and other liabilities on the consolidated balance sheet. Management is currently evaluating the effects, if any, that SFAS 160 will have upon adoption as this standard will affect the presentation and disclosure of noncontrolling interests in the consolidated financial statements.
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
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: In June 2008, the FASB issued FSP No. EITF 03-6-1 (FSP 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FASB concluded in FSP 03-6-1 that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The definition of a participating security and the computation of earnings per share under the two-class method are defined in SFAS 128, Earnings Per Share, as clarified by EITF 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128. A participating security is a security issued by an entity that may participate in dividends with common shareholders based upon a predetermined formula. The two-class method is an earnings allocation formula that determines earnings per share for each class of an entity’s common stock and participating security according to dividends declared and participation rights in undistributed earnings. As a result of the final consensus reached in this FSP, the Corporation’s unvested restricted share awards will be considered participating securities and will be required to be included in the computation of earnings per share using the two-class method. FSP 03-6-1 is effective for annual and interim financial statements issued after December 15, 2008. All prior period earnings per share amounts presented throughout an entity’s financial statements are required to be adjusted retrospectively. Management is currently evaluating the effects the adoption of FSP 03-6-1 will have on the financial statement presentation of earnings per share. Adoption of this FSP is not expected to have a material impact on financial condition, results of operations, or liquidity.
Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion: In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires issuers of certain convertible debt instruments that may be partially settled in cash on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. This FSP provides initial recognition, subsequent measurement, and derecognition guidance and also requires additional disclosures for convertible instruments that are within its scope.
Pursuant to this FSP, the proceeds from an instrument’s issuance must be allocated between the liability and equity component in a manner that reflects interest cost at the interest rate of similar nonconvertible debt. In order to allocate proceeds in this manner, issuers are required to determine the carrying amount of the liability component based upon the fair value of a similar liability exclusive of the embedded conversion option. The difference between the proceeds and the fair value of the liability represents the value ascribed to the embedded conversion option which is required to be recognized in equity. The difference between the principal amount of the debt and the amount of proceeds allocated to the liability component should be recorded as a debt discount and subsequently amortized as interest cost over the instrument’s expected life using the interest method.
FSP ABP 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and shall be applied retrospectively to all periods presented. The Corporation will be required to adopt this FSP in accounting for its convertible senior notes issued in January 2008. Upon adoption of this FSP in 2009, the effective interest rate on the convertible senior notes will increase to 6.4% which will increase annual interest costs by $29 million. Had this FSP been applied in 2008, the after-tax net loss reported for the second quarter and the first half of 2008 would have increased by $5 million and $8 million, respectively. The adoption of this FSP will not have any impact on financial condition or liquidity.
Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock: In June 2008, the FASB ratified the consensus reached in EITF Issue No. 07-5 (EITF 07-5), Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. This Issue nullifies existing accounting guidance in EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock, on how an entity should evaluate whether a freestanding financial instrument or embedded feature is indexed to its own stock. EITF 07-5 requires entities to use a two-step approach for purposes of evaluating whether an equity-linked financial instrument or embedded feature is indexed to its own stock.
Under Step 1, an instrument’s contingent exercise provisions are required to be evaluated. An exercise contingency would not preclude an instrument from being considered indexed to an entity’s own stock provided that it is not based on (a) an observable market, other than the market for the issuer’s stock, or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations. If the evaluation in Step 1 would not preclude an instrument from being considered indexed to the entity’s own stock, then a Step 2 analysis is required to be performed. Under Step 2, the instrument’s settlement provisions are required to be evaluated. For an instrument to be considered to be indexed to an entity’s own stock, the settlement amount must equal the difference between the fair value of a fixed number of the entity’s equity shares and a fixed monetary amount or a fixed debt instrument issued by the entity.
EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. A cumulative effect of a change in accounting principle shall be recognized in retained earnings for the effect on instruments outstanding at the adoption date. The Corporation has financial instruments with contingent exercise provisions and/or settlement features which will require evaluation under this EITF. Management is currently evaluating the effects, if any, the adoption of EITF 07-5 will have on its financial condition and results of operations. The adoption of this EITF will not affect cash flows or liquidity.
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
The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocation and resulting goodwill for MAF:

(In Millions)

Purchase price	$1,845
Carrying value of net assets acquired	699

Excess of purchase price over carrying value of net assets acquired	1,146
Purchase accounting adjustments:
Securities	—
Portfolio loans and loans held for sale	(10)
Premises and equipment	(2)
Mortgage servicing rights	(17)
Other assets	22
Deposits	(5)
Borrowings	(3)
Severance and exit costs	41
Other liabilities	12
Deferred taxes	45

Subtotal	1,229

Core deposit intangibles	154
Other identifiable intangible assets	1

Goodwill	$1,074

The following table summarizes the estimated fair value of MAF’s net assets acquired:

(In Millions)

Assets
Cash and cash equivalents	$142
Federal funds sold	108
Securities	1,822
Loans, net of allowance for loan losses	7,075
Premises and other equipment	168
Goodwill and other intangibles	1,229
Mortgage servicing rights	36
Other assets	336

Total Assets	10,916
Liabilities
Deposits	7,351
Borrowings	1,471
Other liabilities	249

Total Liabilities	9,071

Fair value of net assets acquired	$1,845

4. Restructuring Charges
Restructuring programs consist of acquisition integration related activities as well as other strategic initiatives. During the three month periods ended June 30, 2008 and June 30, 2007, the Corporation recorded severance and other employee-related expense of $5 million and $3 million, respectively. Similar expenses for the six-month periods ended June 30, 2008 and June 30, 2007 totaled $16 million and $11 million, respectively.  The severance charges during the second quarter of 2008 were primarily related to staffing reductions in the mortgage business and in corporate support units. The severance charges during the second quarter of 2007 were primarily related to acquisition, divestitures and other business activities.
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
Severance and other employee-related costs associated with other strategic initiatives and incurred in the normal course of business are recorded in salaries, benefits and other personnel costs in the income statement. These payments are scheduled to occur through March 2010. Other restructuring costs, which consist primarily of consulting and lease exit costs unrelated to acquisitions, are recorded in third-party services and other noninterest expense, respectively, and are scheduled to occur through December 2010.
Activity in the severance and restructuring liability for the three- and six-month periods ended June 30, 2008 and 2007 is presented in the following table. Historically, the majority of severance and other termination expenses have been recorded as unallocated corporate charges within the Parent and Other segment. However, in 2008 severance and other employee-related costs directly associated with staffing reductions in mortgage operations of $3 million and $10 million the three- and six- month periods ended June 30, 2008, respectively, were recorded within the Mortgage Banking segment.

	Three Months Ended
	June 30, 2008
(In Millions)	Acquisitions	Other	Total

Beginning balance	$28	$60	$88
Severance and other employee related costs:
Charged to expense	1	4	5
Recognized in purchase price allocation	—	—	—
Payments	(3)	(28)	(31)
Exit costs, contract terminations and other:
Charged to expense	—	4	4
Recognized in purchase price allocation	—	—	—
Payments	(4)	(4)	(8)

Ending balance	$22	$36	$58

	Three Months Ended
	June 30, 2007
(In Millions)	Acquisitions	Other	Total

Beginning balance	$52	$25	$77
Severance and other employee related costs:
Charged to expense	—	3	3
Recognized in purchase price allocation	(2)	—	(2)
Payments	(14)	(6)	(20)
Exit costs, contract terminations and other:
Charged to expense	—	1	1
Payments	(6)	(1)	(7)

Ending balance	$30	$22	$52

	Six Months Ended
	June 30, 2008
(In Millions)	Acquisitions	Other	Total

Beginning balance	$52	$81	$133
Severance and other employee related costs:
Charged to expense	1	15	16
Recognized in purchase price allocation	3	—	3
Payments	(27)	(61)	(88)
Exit costs, contract terminations and other:
Charged to expense	—	9	9
Recognized in purchase price allocation	—	—	—
Payments	(7)	(8)	(15)

Ending balance	$22	$36	$58

	Six Months Ended
	June 30, 2007
(In Millions)	Acquisitions	Other	Total

Beginning balance	$41	$32	$73
Severance and other employee related costs:
Charged to expense	2	9	11
Recognized in purchase price allocation	15	—	15
Payments	(27)	(19)	(46)
Exit costs, contract terminations and other:
Charged to expense	—	1	1
Recognized in purchase price allocation	8	—	8
Payments	(9)	(1)	(10)

Ending balance	$30	$22	$52

5.  Securitization Activity
The Corporation has securitized pools of credit card, mortgage, automobile, and Small Business Administration (SBA) loans. Recent securitization activities are described below.
Credit Card: In the second quarter 2008, the Corporation securitized $374 million of credit card receivables consisting of three pools (Series 2008-1, 2008-2, 2008-3). A pretax gain of approximately $12 million was recognized on this transaction within loan sale revenue. Transaction costs of approximately $2 million were capitalized and are being amortized over the revolving periods of these securitizations.
Retained interests of $70 million were recognized at the sale date. Retained interests for each series included the Class B and C tranches in addition to a seller’s interest in the loans, accrued interest, and interest-only strips. The initial carrying values were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The fair values of the interest-only strips were estimated by discounting the projected future cash flows of the securities. Key assumptions utilized in determining the initial value of the interest-only strips follow:

	2008-1	2008-2	2008-3

Weighted-average life (in months)	3.23	3.23	3.23
Variable annual coupon rate to investors	4.41%	5.00%	4.65%
Monthly principal repayment rate	18.15	18.15	18.15
Expected annual credit losses	4.58	4.58	4.58
Annual discount rate	15.00	15.00	15.00
Yield	12.88	12.88	12.88

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

For both of the above transactions, the Corporation retained the right to service these loans. Servicing fees to be received approximated the current market rate for servicing fees; therefore, no servicing asset or liability was recognized.

Mortgages: In the first quarter of 2008, the Corporation securitized $390 million of jumbo mortgages (Series 2008-1) consisting of a mix of adjustable-rate and fixed-rate 30 year mortgages. A pretax loss of less than $1 million was recorded on this transaction within loan sale revenue. Transaction costs of $2 million were included as a component of the loss on sale. Retained interests in the securitized loans recognized upon sale consisted of a subordinated interest in the securitized loans. Retained interests were valued at the date of sale by allocating the previous carrying amount between assets sold and the retained interest based on their relative fair values at the date of sale. The initial carrying value of the subordinated retained interest was $13 million. The Corporation also retained the right to service these loans, and a servicing asset of $3 million was recognized at the date of sale. Key assumptions utilized in determining the initial value of the servicing asset follow:

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
Securitized and Managed Loans:
A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows:

			Three Months Ended		Six Months Ended
	As of June 30, 2008		June 30, 2008		June 30, 2008
		Loans Past
	Principal	Due 30 Days	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	or More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$3,400.7	$132.7	$3,296.9	$48.6	$3,260.7	$95.3
Mortgages	1,350.1	115.0	1,358.4	1.0	1,361.3	1.7
Automobile	485.5	15.3	545.6	1.0	616.7	3.4
SBA	135.0	14.2	140.9	—	148.0	—

Total loans managed or securitized	5,371.3	277.2	5,341.8	50.6	5,386.7	100.4
Less loans securitized:
Credit Card	1,824.4	60.0	1,589.9	19.0	1,519.9	37.0
Mortgages	343.3	1.6	356.6	—	272.5	—
Automobile	437.0	12.8	492.2	1.3	556.5	3.7
SBA	135.0	14.2	140.9	—	148.0	—
Less loans held for securitization:
Credit Card	—	—	244.1	—	198.5	—
Mortgages	187.5	—	208.6	—	291.2	—

Loans held in portfolio	$2,444.1	$188.6	$2,309.5	$30.3	$2,400.1	$59.7

			Three Months Ended		Six Months Ended
	As of June 30, 2007		June 30, 2007		June 30, 2007
		Loans Past
	Principal	Due 30 Days	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	or More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,724.7	$95.7	$2,692.9	$26.4	$2,658.0	$57.5
Automobile	1,130.8	23.9	1,245.6	2.3	1,369.1	5.7
SBA	207.3	84.9	216.1	—	222.7	—

Total loans managed or securitized	4,062.8	204.5	4,154.6	28.7	4,249.8	63.2
Less loans securitized:
Credit Card	1,450.0	45.7	1,450.0	14.5	1,266.9	25.3
Automobile	1,013.5	18.0	1,111.1	2.5	1,218.3	6.1
SBA	207.3	84.9	216.1	—	222.7	—
Less loans held for securitization:
Credit Card	—	—	—	—	183.1	—

Loans held in portfolio	$1,392.0	$55.9	$1,377.4	$11.7	$1,358.8	$31.8

Certain cash flows received from the securitization trusts follow:

	Three Months Ended				Six Months Ended
	June 30, 2008				June 30, 2008
	Credit		Jumbo		Credit		Jumbo
(In Millions)	Card	Automobile	Mortgage	SBA	Card	Automobile	Mortgage	SBA

Proceeds from new securitizations	$374.4	$—	$—	$—	$374.4	$—	$373.9	$—
Proceeds from collections reinvested in previous securitizations	884.6	—	—	—	1,677.1	—	—	—
Servicing fees received	7.9	1.3	.2	—	15.2	2.9	.3	—
Other cash flows received on interests that continue to be held	29.5	.7	.8	.4	55.1	1.5	1.1	.9
Proceeds from sales of previously charged-off accounts	.7	—	—	—	1.5	—	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	—	—	—

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
	Credit			Credit
(In Millions)	Card	Automobile	SBA	Card	Automobile	SBA

Proceeds from new securitizations	$—	$—	$—	$425.0	$—	$—
Proceeds from collections reinvested in previous securitizations	832.3	—	—	1,419.5	—	—
Servicing fees received	7.3	2.8	—	12.6	6.2	—
Other cash flows received on interests that continue to be held	21.3	1.4	.6	37.0	3.1	1.3
Proceeds from sales of previously charged-off accounts	1.5	—	—	2.1	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	—

The Corporation holds certain interests in securitized credit card, mortgage and automobile loans consisting of interest-only strips and servicing assets. The table below presents the weighted-average assumptions used to measure the fair values of these retained interests as of June 30, 2008. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

		Weighted-	Variable	Monthly	Expected
		Average	Annual	Principal	Annual	Annual
	Fair	Life	Coupon Rate to	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)	Investors	Rate	Losses	Rate	Yield

Credit Card Loans
Interest-only strips	$14.6	3.3	3.02%	18.03%	4.65%	15.00%	12.78%
Decline in fair value of 10% adverse change			$1.1	$1.0	$2.1	$—	$5.7
Decline in fair value of 20% adverse change			2.2	1.7	4.5	—	10.9

			Monthly	Expected
		Weighted-	Prepayment	Cumulative	Annual	Weighted-
	Fair	Average Life	Speed	Credit	Discount	Average
(Dollars in Millions)	Value	(in months)	(% ABS)(a)	Losses	Rate	Coupon

Automobile Loans
Interest-only strip	$15.9	1.2	1.26%	1.56%	12.00%	7.03%
Decline in fair value of 10% adverse change			$0.1	$0.7	$0.1	$1.3
Decline in fair value of 20% adverse change			—	1.5	0.1	2.5
Servicing asset	$1.5	4.0	1.26%	1.56%	10.10%	7.03%
Decline in fair value of 10% adverse change			$0.1	$—	$—	$—
Decline in fair value of 20% adverse change			0.2	—	—	—

		Weighted-	Monthly
		Average	Prepayment		Weighted-
	Fair	Life	Speed(c)	Annual	Average
(Dollars in Millions)	Value	(in months)	(% ABS)	Discount Rate(b)	Coupon

Mortgages
Servicing asset	$4.7	7.8	12.41%	7.75%	6.63%
Decline in fair value of 10% adverse change			$0.1	$0.1	$1.2
Decline in fair value of 20% adverse change			0.2	0.2	2.1

(a)	Absolute prepayment speed.

(b)	Spread over the forward interest rate swap rates.

(c)	Includes credit losses
6.  Leases
National City leases commercial equipment and automobiles to customers. The leases are classified as either lease financings or operating leases based on the terms of the lease arrangement. When a lease is classified as a lease financing, the future lease payments, net of unearned income and the estimated residual value of the leased property at the end of the lease term, are recorded as an asset within the loan portfolio. The amortization of the unearned income is recorded as interest income. When a lease is classified as an operating lease, the cost of the leased property, net of depreciation, is recorded as property and equipment on the Consolidated Balance Sheet. Rental income is recorded in leasing revenue within noninterest income while the depreciation on the leased property is recorded in equipment costs within noninterest expense. At the expiration of a lease, the leased property is either sold or a new lease agreement is initiated.
Lease Financings: Lease financings, included in portfolio loans on the Consolidated Balance Sheet, consist of direct financing and leveraged leases of commercial and other equipment, primarily computers and office equipment, manufacturing and mining equipment, commercial trucks and trailers, medical, construction, service-related equipment, along with retail automobile lease financings. Commercial equipment lease financings are included in commercial leases, while automobile lease financings are included in other consumer loans. The Corporation no longer originates automobile leases; accordingly, this portfolio has run off over time as the leases expire and the automobiles are sold.
A summary of lease financings by type follows:

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Commercial
Direct financings	$4,096	$4,280	$4,177
Leveraged leases	150	157	158

Total commercial lease financings	4,246	4,437	4,335
Consumer
Retail automobile lease financings	84	142	223

Total net investment in lease financings	$4,330	$4,579	$4,558

The components of the net investment in lease financings by type follow:

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Commercial
Lease payments receivable	$4,492	$4,711	$4,585
Estimated residual value of leased assets	396	393	378

Gross investment in commercial lease financings	4,888	5,104	4,963

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Unearned income	(642)	(667)	(628)

Total net investment in commercial lease financings	$4,246	$4,437	$4,335

Consumer
Lease payments receivable	$17	$39	$71
Estimated residual value of leased assets	69	109	163

Gross investment in consumer lease financings	86	148	234
Unearned income	(2)	(6)	(11)

Total net investment in consumer lease financings	$84	$142	$223

A rollforward of the residual value component of lease financings by type follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2008	2007	2008	2007

Commercial
Beginning balance	$396	$388	$393	$409
Additions	21	28	43	59
Runoff	(21)	(38)	(39)	(90)
Write-downs	—	—	(1)	—

Ending balance	$396	$378	$396	$378

Consumer
Beginning balance	$87	$187	$109	$202
Runoff	(18)	(24)	(40)	(39)

Ending balance	$69	$163	$69	$163

Equipment Leased to Others: Equipment leased to others represents equipment owned by National City that is leased to customers under operating leases. Commercial equipment includes aircraft, commercial trucks and trailers, manufacturing, service-related equipment, medical, and office equipment leased to commercial customers while consumer equipment consists of automobiles leased to retail customers. The totals below also include the carrying value of any equipment previously leased to customers under either operating or financing leases that are in the process of being either renewed or sold. Equipment leased to others is presented with property and equipment on the balance sheet.
A summary of the net carrying value of equipment leased to others by type follows:

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Commercial
Cost	$562	$543	$568
Accumulated depreciation	(203)	(188)	(171)

Net carrying value of commercial leased equipment	359	355	397
Consumer
Cost	10	46	89
Accumulated depreciation	(4)	(26)	(39)

Net carrying value of consumer leased equipment	6	20	50

Total net carrying value of equipment leased to others	$365	$375	$447

7.  Loans, Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
Total portfolio loans outstanding are recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments of $700 million, $777 million, and $520 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. Effective January 1, 2008, the Corporation elected the fair value option for residential and commercial real estate loans held for sale. Prior to this date, all loans held for sale were recorded at the lower of cost or fair value, on an aggregate basis by loan type unless in a SFAS 133 hedging relationship.
The Corporation has the option to repurchase certain delinquent loans that were sold in prior periods. The Corporation has recognized these loans in both portfolio loans and loans held for sale on its balance sheet as assets, and related repurchase obligation has been recognized within other borrowed funds. Detail follows:

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Residential real estate portfolio loans	$341	$334	$254
Commercial real estate loans held for sale	34	3	7

Total	$375	$337	$261

Activity in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2008	2007	2008	2007

Balance at beginning of period	$2,582	$1,104	$1,762	$1,131
Provision for loan losses	1,592	145	2,985	267
Charge-offs	793	154	1,377	336
Recoveries	53	56	99	91

Net charge-offs	740	98	1,278	245
Other(a)	—	(15)	(35)	(17)

Balance at end of period	$3,434	$1,136	$3,434	$1,136

(a)	Includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and reinsurance claims paid to third parties.
Activity in the allowance for losses on lending-related commitments follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2008	2007	2008	2007

Balance at beginning of period	$67	$63	$65	$78
Net provision (benefit) for credit losses on lending-related commitments	8	(2)	10	(17)

Balance at end of period	$75	$61	$75	$61

Nonperforming loans totaled $2.6 billion, $1.1 billion, and $562 million as of June 30, 2008, December 31, 2007, and June 30, 2007, respectively. For loans classified as nonperforming at June 30, 2008, the contractual interest due and actual interest recognized on those loans during the six months ended June 30, 2008 was $146 million and $23 million, respectively.
Impaired loans, as defined under SFAS 114, are included in nonperforming loans. Average impaired loans for the first six months of 2008 and 2007, totaled $491 million and $177 million, respectively. During the first six months of 2008 and 2007, interest recognized on impaired loans while they were considered impaired was not material. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The following table presents details on the allowance for loan losses related to impaired loans.

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Impaired loans with an associated allowance	$391	$208	$104
Impaired loans without an associated allowance	319	126	57

Total impaired loans	$710	$334	$161

Allowance for loan losses allocated to impaired loans	$100	$48	$29

8.  Securities Available for Sale and Held to Maturity
Available for sale securities by security type follow:

	Amortized	Unrealized	Unrealized	Fair
(In Millions)	Cost	Gains	Losses	Value

June 30, 2008
U.S. Treasury	$1,055	$51	$—	$1,106
Federal agency	154	5	—	159
Mortgage-backed securities	7,644	43	216	7,471
Asset-backed and corporate debt securities	155	—	6	149
States and political subdivisions	286	3	1	288
Other	229	11	9	231

	Amortized	Unrealized	Unrealized	Fair
(In Millions)	Cost	Gains	Losses	Value

Total securities	$9,523	$113	$232	$9,404

December 31, 2007
U.S. Treasury	$1,056	$43	$—	$1,099
Federal agency	262	5	—	267
Mortgage-backed securities	6,610	38	64	6,584
Asset-backed and corporate debt securities	204	—	13	191
States and political subdivisions	382	4	—	386
Other	194	12	2	204

Total securities	$8,708	$102	$79	$8,731

June 30, 2007
U.S. Treasury	$1,065	$1	$28	$1,038
Federal agency	228	2	2	228
Mortgage-backed securities	5,101	5	111	4,995
Asset-backed and corporate debt securities	130	1	—	131
States and political subdivisions	415	4	1	418
Other	199	15	—	214

Total securities	$7,138	$28	$142	$7,024

Other securities included retained interests from securitizations as well as equity securities.
The following table presents the age of gross unrealized losses and associated fair value by investment category.

	June 30, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Millions)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agency	—	—	—	—	—	—
Mortgage-backed securities	3,635	132	923	84	4,558	216
Asset-backed securities	126	5	6	1	132	6
States and political subdivisions	51	1	—	—	51	1
Other	90	9	—	—	90	9

Total	$3,902	$147	$929	$85	$4,831	$232

See the Financial Condition section of Management’s Discussion and Analysis for management’s assessment of available for sale securities for other-than-temporary impairment.
At June 30, 2008, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, and derivative instruments totaled $7 billion. At June 30, 2008, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.
For the six months ended June 30, 2008 and 2007, gross gains on available-for-sale securities were $20 million and $31 million, respectively, while gross losses on available-for-sale securities were $46 million and $5 million, respectively. Included with the gross losses recognized in the first six months of 2008 were $27 million of other-than-temporary impairment losses. Proceeds from sales of available-for-sale securities were $111 million and $1.5 billion for the six months ended June 30, 2008 and 2007, respectively.
Held to maturity securities had an amortized cost of $4 million and $6 million at June 30, 2008 and December 31, 2007, respectively, and a fair value of approximately $4 million and $6 million at June 30, 2008 and December 31, 2007, respectively. No securities were classified as held to maturity at June 30, 2007.
9.  Trading Assets and Liabilities
Securities and loans are classified as trading when they are purchased with the expectation that they will be sold within a short period of time, typically for the purpose of making short-term profits. Certain securities used to manage risk related to mortgage servicing assets are also classified as trading. Derivative instruments are classified as trading when entered into to take proprietary risk positions or to provide risk management services to customers. All trading instruments are carried at fair value. Further detail on fair value measurements is included in Note 23. A large portion of the trading securities portfolio represented principal-only mortgage-backed securities used to economically hedge mortgage servicing assets. These securities comprised 65%, 76%, and 34% of total trading securities as of June 30,

2008, December 31, 2007, and June 30, 2007, respectively. As of June 30, 2008, 17% of the trading securities portfolio represented variable rate demand obligations (VRDOs) issued by municipal and corporate issuers which were underwritten by the Corporation and were purchased from the original investor and are in the process of being remarketed to other third-party investors. Further discussion regarding VRDOs is included in Note 19. Other trading securities held include U.S. government agency and agency mortgage- backed securities, U.S. Treasury securities, and other corporate and municipal obligations and equity securities. Trading loans primarily include syndicated commercial loans traded within the secondary market for these types of loans. Trading securities and loans are classified within trading assets on the balance sheet.
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
Trading liabilities also include securities sold short, which are obligations to purchase securities that have already been sold to other third parties. Liabilities for securities sold short are classified with borrowed funds on the balance sheet.
The following table presents the fair values of trading assets and liabilities:

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Trading assets:
Securities	$792	$804	$356
Loans	10	178	165
Derivative instruments	247	235	115

Total trading assets	$1,049	$1,217	$636

Trading liabilities:
Securities sold short	$9	$8	$33
Derivative instruments	217	202	90

Total trading liabilities	$226	$210	$123

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

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2008	2007	2008	2007

Net interest income	$13	$7	$28	$13
Gains (losses) in noninterest income:
Securities and securities sold short	2	(13)	(60)	(14)
Loans	1	—	(2)	—
Derivative instruments	23	—	7	9

Subtotal	26	(13)	(55)	(5)

Total net trading (loss) income	$39	$(6)	$(27)	$8

10. Goodwill and Other Intangible Assets
The carrying value of goodwill was $4.3 billion, $5.4 billion, and $4.5 billion at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. The Corporation performs its annual goodwill impairment test in the fourth quarter of the year. During the second quarter of 2008, an interim impairment test was performed as a result of the decline in the Corporation’s market capitalization. The fair value of each business unit was estimated using a variety of methods, including valuations of comparable companies, where available, and discounted cash flow models based on the long-term strategic forecast of the business unit. As a result of this interim impairment test, a goodwill impairment loss of $1.1 billion was recognized in the Commercial Banking — Regional line of business. The impairment loss represented the excess of the carrying amount of the goodwill over its estimated fair value. As shown in the table below, the Commercial Banking — Regional business had $994 million of goodwill remaining at June 30, 2008.

A rollforward of goodwill by line of business for the six months ended June 30, 2008 follows:

	January 1	Goodwill	Impairment	June 30
(In Millions)	2008	Adjustments(a)	Losses	2008

Retail Banking	$2,728	$—	$—	$2,728
Commercial Banking — Regional	2,081	(7)	(1,080)	994
Commercial Banking — National	349	1	—	350
Mortgage Banking	—	—	—	—
Asset Management	266	1	—	267
Parent and Other	—	—	—	—

Total	$5,424	$(5)	$(1,080)	$4,339

(a)	Represents goodwill associated with acquisitions, purchase accounting adjustments as well as the realignment of goodwill among segments.
Finite-lived intangible assets capitalized on the balance sheet include core deposit, credit card and other intangibles. A summary of these intangible assets follows:

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Core deposit intangibles
Gross carrying amount	$475	$475	$322
Less: accumulated amortization	181	144	109

Net carrying amount	294	331	213

Credit card intangibles
Gross carrying amount	6	6	6
Less: accumulated amortization	4	4	3

Net carrying amount	2	2	3

Other intangibles
Gross carrying amount	46	79	73
Less: accumulated amortization	25	56	47

Net carrying amount	21	23	26

Total finite-lived intangibles
Gross carrying amount	527	560	401
Less: accumulated amortization	210	204	159

Net carrying amount	$317	$356	$242

Amortization expense on finite-lived intangible assets totaled $20 million and $19 million for the three months ended June 30, 2008 and 2007, respectively. Amortization expense on finite-lived intangible assets totaled $40 million and $36 million for the six months ended June 30, 2008 and 2007, respectively. Amortization expense on finite-lived intangible assets is expected to total $70 million, $58 million, $48 million, $38 million, and $27 million for fiscal years 2009 through 2013, respectively.
11. Servicing Assets
The Corporation has obligations to service residential mortgage loans, commercial real estate loans, automobile loans, and other consumer loans. Classes of servicing assets are identified based on loan type and the method of managing the risks associated with these assets. A description of the various classes of servicing assets follows.
Residential Mortgage Servicing Rights: The Corporation recognizes mortgage servicing right (MSR) assets on residential real estate loans when it retains the obligation to service these loans upon sale or securitization and the servicing fee is more than adequate compensation. MSRs are subject to declines in value principally from actual or expected prepayments of the underlying loans. The Corporation manages this risk by hedging the fair value of MSRs with securities and derivative instruments which are expected to increase in value when the value of MSRs declines.

Changes in the carrying value of MSRs, accounted for at fair value, follow:

	Three Months Ended June 30
(In Millions)	2008	2007

Balance at beginning of period	$2,312	$2,090
Additions:
From loans sold with servicing retained	100	152
Changes in fair value due to:
Time decay and payoffs(a)	(84)	(89)
All other changes in valuation inputs or assumptions(b)	297	315

Fair value of MSRs at end of period	$2,625	$2,468

	Six Months Ended June 30
(In Millions)	2008	2007

Balance at beginning of period	$2,526	$2,094
Additions:
From loans sold with servicing retained	212	282
From acquisitions	—	7
Changes in fair value due to:
Time decay and payoffs(a)	(194)	(175)
All other changes in valuation inputs or assumptions(b)	81	260

Fair value of MSRs at end of period	$2,625	$2,468

Unpaid principal balance of loans serviced for others	$176,465	$167,357

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.

(b)	Represents MSR value change resulting primarily from market-driven changes in interest rates.
The fair value of MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. Expected mortgage loan prepayment assumptions are estimated by an internal proprietary model and consider empirical data drawn from the historical performance of the Corporation’s managed loan servicing portfolio. The current mortgage interest rates influence the expected prepayment rate and therefore, the length of the cash flows associated with the servicing asset, while the discount rate determines the present value of those cash flows. Future interest rates are another significant factor in the valuation of MSRs. The MSR valuation model incorporates market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Prior to May 2007, the MSR valuation model assumed that interest rates remained constant over the life of the servicing asset cash flows.
On a quarterly basis, management obtains market value quotes from two independent brokers that reflect current conditions in the secondary market and any recently executed servicing transactions. Management compares its MSR valuation to the quoted range of market values to determine if its estimated fair value is reasonable in comparison to market participant valuations. If the estimated fair value of the Corporation’s MSRs is outside the range, management re-evaluates its model inputs and assumptions to derive a fair value which falls within the range of market observed values.
The key economic assumptions used in determining the fair value of MSRs capitalized during the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Weighted-average life (in years)	8.9	6.4	8.2	5.9
Weighted-average constant prepayment rate (CPR)	7.20%	14.49%	9.31%	18.82%
Spread over forward interest rate swap rates (a)	7.36	5.70	6.29	5.70
Weighted-average discount rate (b)	—	9.96	—	10.14

(a)	Spread for the months of May and June 2007. Utilized to discount the servicing cash flows.

(b)	Represents the weighted-average discount rate through April 2007.
The key economic assumptions used in determining the fair value of MSRs as of June 30, 2008 and 2007 were as follows:

	2008	2007

Weighted-average life (in years)	7.0	6.2
Weighted-average CPR	10.18%	13.13%
Spread over forward interest rate swap rates	6.86	5.44

Commercial Real Estate Servicing Assets: Commercial real estate servicing assets are recognized upon selling commercial real estate loans into the secondary market, while retaining the obligation to service those loans, or from purchasing or assuming the right to service commercial real estate loans originated by others. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a quarterly basis. For purposes of the impairment analysis, management stratifies these servicing assets by loan type as well as by the term of the underlying loans. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to loan servicing revenue in the income statement. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on commercial real estate servicing assets recognized during the three or six months ended June 30, 2008 and 2007.
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
Commercial real estate servicing assets are classified in other assets on the balance sheet. Changes in the carrying value of the commercial real estate servicing assets and the associated valuation allowance follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2008	2007	2008	2007

Commercial real estate servicing assets
Balance at beginning of period	$157	$149	$148	$147
Additions:
From loans sold with servicing retained	9	4	24	11
From purchases of servicing	1	—	2	2
Subtractions:
Amortization	(6)	(6)	(13)	(13)

Carrying value before valuation allowance at end of period	161	147	161	147

Valuation allowance
Balance at beginning of period	(1)	(1)	(1)	(1)
Impairment (charges) recoveries	—	—	—	—

Balance at end of period	(1)	(1)	(1)	(1)

Net carrying value of servicing assets at end of period	$160	$146	$160	$146

Unpaid principal balance of commercial real estate loans serviced for others	$19,765	$16,862

Fair value of servicing assets:
Beginning of period	$188	$186	$183	$189
End of period	205	198	205	198

The key economic assumptions used to estimate the fair value of these servicing assets as of June 30, 2008 and 2007 were as follows:

	2008	2007

Weighted-average life (in years)	7.0	8.2
Weighted-average discount rate	13.29%	13.22%

Other Consumer Loans: The Corporation also has servicing assets related to sales or securitizations of automobile loans and certain home equity loans and home equity lines of credit. These servicing assets are accounted for using the amortization method and are included in other assets on the balance sheet. The servicing asset related to securitized automobile loans was $1 million, $3 million, and $5 million as of June 30, 2008, December 31, 2007, and June 30, 2007, respectively. The servicing asset related to home equity loans and lines of credit was $20 million, $27 million, and $31 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. No servicing asset or liability has been recognized related to the Corporation’s obligation to service credit card loans as the fee received for performing this service is deemed to approximate the amount that would be paid to fairly compensate a substitute servicer, should one be required.
Contractual Servicing Fees: Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan servicing revenue on the income statement.

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2008	2007	2008	2007

Residential real estate	$141	$128	$284	$257
Credit card	27	28	51	47
Commercial real estate	9	9	18	20
Automobile	3	5	6	11
Home equity lines of credit	10	14	23	26
Home equity loans	3	4	7	7

Total contractual servicing fees	$193	$188	$389	$368

12. Borrowed Funds
Detail of borrowed funds follows:

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Commercial paper	$358	$1,171	$836
Federal Home Loan Bank advances	—	—	1,000
U.S. Treasury notes	—	500	259
Other	423	384	575

Total borrowed funds	$781	$2,055	$2,670

Weighted-average rate	1.78%	4.30%	5.08%

Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation. As of June 30, 2008, the entire balance had maturities of three months or less. The other category at June 30, 2008, December 31, 2007 and June 30, 2007, included liabilities totaling $375 million, $337 million, and $261 million, respectively, related to mortgage loans available for repurchase under GNMA and FNMA loan sale programs. See further discussion in Note 1. The other category also included obligations totaling $9 million, $8 million and $288 million at June 30, 2008, December 31, 2007 and June 30, 2007, respectively, related to securities sold short, which are obligations to purchase securities that have already been sold to other third parties. Some short sales are held for trading purposes, while others are used to economically hedge risk associated with other assets or liabilities. See further discussion in Note 9.
13. Long-Term Debt
The composition of long-term debt follows. This note excludes the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 14 for further discussion on these obligations.

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

3.125% senior notes due 2009	$196	$194	$192
5.75% subordinated notes due 2009	303	302	302
Variable-rate senior note due 2009	600	600	600
Variable-rate senior note due 2010	303	301	300
4.00% convertible senior notes due 2011	1,438	—	—
4.90% senior notes due 2015	398	396	378
6.875% subordinated notes due 2019	785	777	728
8.375% senior note redeemed 2007	—	—	68
3.20% senior notes redeemed 2008	—	298	295

Total holding company	4,023	2,868	2,863
Federal Home Loan Bank advances	9,308	6,256	1,996
Senior bank notes	6,250	13,061	13,615
7.25% subordinated notes due 2010	233	235	238
6.30% subordinated notes due 2011	212	213	206
7.25% subordinated notes due 2011	201	201	195
6.25% subordinated notes due 2011	302	307	305

	June 30	December 31	June 30
(In Millions)	2008	2007	2007
6.20% subordinated notes due 2011	522	519	499
4.63% subordinated notes due 2013	289	295	289
5.25% subordinated notes due 2016	240	239	235
Variable-rate subordinated notes due 2016	250	250	250
Variable-rate subordinated notes due 2017	523	523	523
5.80% subordinated notes due 2017	447	443	415
4.25% subordinated notes due 2018	227	226	215
Repurchase agreements	321	321	—
Secured debt financings	19	26	63
Other	17	9	8

Total subsidiaries	19,361	23,124	19,052

Total long-term debt	$23,384	$25,992	$21,915

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
A summary of par values and weighted-average rates of long-term debt as of June 30, 2008, follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest-rate risk, amortization of discounts, and amortization of fair value adjustments associated with debt acquired through acquisitions.

		Weighted-Average	Weighted-Average
(Dollars in Millions)	Par Value	Contractual Rate	Effective Rate

FHLB advances	$9,292	3.13%	3.25%
Senior bank notes	6,241	3.58	3.10
Subordinated notes	4,425	5.53	4.13
Senior notes	2,937	3.71	3.41
Repurchase agreements	325	4.12	4.45
Secured debt financings	19	6.12	6.12
Other	17	4.39	4.39

Total long-term debt	$23,256	3.80%	3.31%

At June 30, 2008, Federal Home Loan Bank (FHLB) advances consisted of $3.4 billion of fixed-rate obligations and $5.9 billion of variable-rate obligations. The Corporation’s collateral based maximum remaining borrowing limit with the FHLB at June 30, 2008 was $3.0 billion. The Corporation pledged $15.5 billion in residential real estate loans, $13.1 billion in home equity lines of credit, and $1.3 billion in mortgage-backed securities as collateral against FHLB borrowings at June 30, 2008. FHLB advances have maturities ranging from 2008 to 2030.
National City Bank has issued senior and subordinated bank notes. There were no new issuances by the Bank during 2008. At June 30, 2008, senior bank notes totaling $1.4 billion were contractually based on a fixed rate of interest and $4.8 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2008 to 2078. All but two subordinated notes of National City Bank were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. The variable-rate subordinated note due 2016 is based on three-month LIBOR plus 35 basis points, resets quarterly, and was 3.126% at June 30, 2008. The variable-rate subordinated note due 2017 is based on three-month LIBOR plus 37 basis points, resets quarterly, and was 3.047% at June 30, 2008. National City acquired repurchase agreements as part of the MAF Bancorp acquisition, which at June 30, 2008, consisted of $100 million of fixed-rate obligations, $225 million of variable-rate obligations, and have maturities ranging from 2008 to 2014.
The holding company has issued both senior and subordinated notes. All but two of the notes issued by the holding company are fixed rate. The interest rate on the variable-rate senior note due 2009 is based on three-month LIBOR plus 1.5 basis points, is reset quarterly, and was 2.818% at June 30, 2008. The interest rate on the variable-rate senior note due 2010 is based on three-month LIBOR plus 17 basis points, is reset quarterly and was 2.946% at June 30, 2008. All remaining senior notes and subordinated notes of the holding company pay interest semi-annually. These obligations may not be redeemed prior to their stated maturity. On April 1, 2008, the 3.20% senior note of the holding company matured and was redeemed.

In January 2008, the holding company issued $1.4 billion of convertible senior notes. Interest on these notes is payable semiannually at a fixed rate of 4.0%. The maturity date of these notes is February 1, 2011. The Corporation may not redeem these notes prior to their maturity date. Holders may convert the notes, at their option, prior to November 15, 2010 under certain circumstances, including (i) if the trading price of the notes is less than a defined threshold measured against the market value of National City common stock, (ii) any time after March 31, 2008, if the market price of National City common stock exceeds 130% of the conversion price of the notes in effect on the last trading day of the immediately preceding calendar quarter, or (iii) upon the occurrence of certain specific events. After November 15, 2010, the holders may convert their notes at any time through the third scheduled trading date preceding the maturity date. The initial conversion rate equals 52.8709 shares, which represented an initial conversion price of approximately $18.91, a 22.5% conversion premium to the last reported sale price of National City common stock on January 23, 2008. The conversion rate will be subject to adjustment for stock splits, stock dividends, cash dividends in excess of certain thresholds, stock repurchases where the price exceeds market values, and certain other events. Upon conversion, the Corporation will pay cash equal to the principal balance of the notes and may issue shares of its common stock for any conversion value, determined over a 40 day observation period, that exceeds the principal balance of the notes being converted. The maximum number of net common shares that the Corporation may be required to issue is 76 million shares, subject to potential adjustment in the case of certain events, make-whole fundamental changes, or early termination. The Corporation utilized a portion of the net proceeds from this offering to repay the holding company’s 3.20% senior note on April 1, 2008, to pay the net cost of a related hedged transaction, and for general corporate purposes.
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
14. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation
As of June 30, 2008, National City sponsored eight trusts, of which 100% of the common equity is owned by the Corporation, formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust which issued common securities to the Corporation and preferred capital securities to third-party investors. The capital securities of these trusts qualify as Tier I capital of the Corporation for regulatory purposes.
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

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

6.625% junior subordinated debentures owed to National City Capital Trust II due November 15, 2036	$759	$754	$741
8.000% junior subordinated debentures owed to National City Capital Trust IV due September 15, 2047	521	521	—
6.625% junior subordinated debentures owed to National City Capital Trust III due May 25, 2047	500	499	476

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

8.729% junior subordinated debentures owed to National City Preferred Capital Trust I due December 10, 2043	500	—	—
Variable-rate junior subordinated debentures owed to MAF Bancorp Capital Trust II due September 15, 2035	38	38	—
Variable-rate junior subordinated debentures owed to MAF Bancorp Capital Trust I due June 15, 2035	32	33	—
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust III due November 23, 2034	32	32	32
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust II due January 23, 2034	23	23	24

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$2,405	$1,900	$1,273

Distributions on the capital securities issued by National City Capital Trust II, III and IV are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by National City Preferred Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Fidelity Capital Trust III are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 197 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust III was 4.608% at June 30, 2008. Distributions on the capital securities issued by Fidelity Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 285 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust II was 5.749% at June 30, 2008. Distributions on the capital securities issued by MAF Bancorp Capital Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 175 basis points, with no maximum interest rate. The interest rate associated with MAF Bancorp Capital Trust I was 4.526% at June 30, 2008. Distributions on the capital securities issued by MAF Bancorp Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 140 basis points, with no maximum interest rate. The interest rate associated with MAF Bancorp Capital Trust II was 4.176% at June 30, 2008.
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

Regulatory and other capital measures follow:

	June 30		December 31		June 30
	2008		2007		2007
(Dollars in Millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity/assets	$17,981	11.70%	$13,408	8.95%	$12,147	8.64%
Tangible equity/tangible assets	13,325	8.94	7,628	5.29	7,371	5.43
Tier 1 capital	15,392	11.06	9,367	6.53	8,721	6.56
Total risk-based capital	20,703	14.87	14,729	10.27	13,667	10.28
Leverage	15,392	10.33	9,367	6.39	8,721	6.53

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
National City Bank from time to time is required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. There was no required reserve balance at June 30, 2008.
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
Dividends paid by a subsidiary bank to its parent company are also subject to certain legal and regulatory limitations. In 2008, National City Bank may pay dividends up to and equal to its net income for 2008, as defined by statute, through the date of any such dividend declaration, without prior regulatory approval. As of June 30, 2008, National City Bank had a year-to-date net loss of approximately $2.0 billion; therefore, no dividends could be declared to the parent company without prior regulatory approval.
16. Stockholders’ Equity
The number of outstanding shares of each class of the Corporation’s stock is shown in the following table.

	June 30	December 31	June 30
	2008	2007	2007

Preferred Stock, Series D, no par value, $100 liquidation value per share, authorized 70,272 shares	70,272	70,272	70,272
Preferred Stock, Series E, no par value, $100,000 liquidation value per share, authorized 5,751 shares	—	—	—
Preferred Stock, Series F, no par value, $100,000 liquidation value per share, authorized 1,725 shares	1,500	—	—
Preferred Stock, Series G, no par value, $100,000 liquidation value per share, authorized 70,000 shares	63,690	—	—
Common Stock, $4 par value, authorized 1,400,000,000 shares	760,339,839	633,945,720	566,285,142

In the second quarter of 2008, the Corporation issued common shares, Series G contingently convertible preferred shares, and warrants for proceeds of approximately $7 billion. A special meeting of stockholders will be held on September 15, 2008 to request approval of: i) an increase in the number of authorized common shares to 5.0 billion, ii) the conversion of the Series G preferred shares into common shares, and iii) the exercise of recently issued warrants. The effective conversion price of the contingently convertible preferred shares was established at a discount to closing market price of the Corporation’s common stock. Under generally accepted accounting principles, this discount will be recognized as a one-time, non-cash deemed preferred stock dividend, upon stockholder approval of the conversion feature of the preferred stock. This non-cash deemed dividend will not affect total stockholders’ equity, regulatory capital or liquidity. However, it will reduce earnings per common share as preferred stock dividends reduce net income available to common stockholders. If the conversion of the preferred stock is approved at the upcoming special meeting, the deemed dividend of $4.4 billion will be recognized in the third quarter 2008. If the conversion of the preferred stock is not approved by September 30, 2008, the effective conversion rate of the preferred stock is subject to adjustment, which would result in a larger deemed dividend in a future period.
In the event that, within three years (which may be shortened to two years in certain circumstances) of the closing of this transaction, if the Corporation (i) sells more than $300 million of common stock or other equity-linked securities at a price less than $5.00, or (ii) engages in certain other transactions wherein the implied value of National City common stock is less than $5.00 or the value of National City common stock may affected, then, a reset adjustment will occur. In that instance, certain investors will receive an adjustment to the purchase price of their preferred shares, as well as the number of shares purchasable under the warrant or the exercise price of the warrant. As of June 30, 2008, the maximum amount of this potential reset adjustment was $718 million.
The reset adjustment described above, as well as certain embedded features in the warrants, were recognized as derivative instruments measured at fair value during the second quarter of 2008. On June 26, 2008, certain terms of the stock and warrants issued were amended, resulting in the reclassification of the warrants to stockholders’ equity. As of June 30, 2008, the common stock, contingently convertible preferred stock and warrants have all been recognized within stockholders’ equity.
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
In the second quarter of 2008, the Corporation designated 70,000 shares as no par, contingently convertible Series G preferred stock and issued 63,690 shares. The Series G preferred stock is mandatorily convertible into shares of common stock on the fifth business day following the receipt by the Corporation and/or holder of Series G preferred stock of the following approvals: (i) the approval by the holders of National City common stock of (A) the conversion of the Series G preferred stock into common stock as required by the applicable New York Stock Exchange rules, and (B) amendment to the Corporation’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock to permit the full conversion of the Series G preferred stock into common stock, and (ii) as to a holder, if applicable to that holder, the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Series G preferred stock is initially convertible into shares of common stock at a rate of $5.00 per share of common stock, subject to certain adjustments; provided, however, such conversion price shall be reduced by $0.50, subject to a maximum reduction of $2.00, on each six-month anniversary of the original issue date if the stockholder approvals described above have not been obtained.

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
The Series G preferred stock is not redeemable by the holders, but may be redeemed by the Corporation beginning on April 29, 2013 at a redemption price per share equal to the greater of (i) 125% of the liquidation preference and (ii) the average of the closing prices of the common stock for the ten trading days ending on the sixth trading day prior to the date of redemption multiplied by the number of shares of common stock into which one share of Series G preferred stock would be convertible on such date if such shares of Series G preferred stock were converted on that date following receipt of stockholder approvals as described above, together with (x) an amount equal to any dividends that have been declared but not paid prior to the redemption date and (y) an amount equal to any dividends for periods after such issuance for which dividends were not declared and paid prior to the redemption date. Holders of the Series G preferred stock do not have any voting rights, including the right to elect any directors, other than the right, together with other parity securities having similar voting rights, to elect two directors if dividends in an aggregate amount equal to full dividends for at least six quarterly dividend periods (or their equivalent) have not been declared and paid, and limited voting rights with respect to matters affecting the rights and privileges of Series G preferred stock and certain fundamental changes. The Series G preferred stock shall be preferred over National City common stock in the event of liquidation or dissolution of the Corporation. In such event, the preferred holders will be entitled to receive the greater of (i) the $100,000 liquidation value per share, or approximately $6.4 billion, and (ii) an amount equal to the liquidation amount payable on an as-converted basis on the number of common shares into which such shares of Series G preferred stock could have been converted on a date at least ten business days before the first liquidating distribution is made on the Series G preferred stock, plus accrued and unpaid dividends.
Common Stock: National City common stock ranks junior to the Corporation’s preferred stock in rights to dividends as well as distributions to stockholders in the event of liquidation or dissolution. During the second quarter of 2008, the Corporation issued 126.2 million shares of common stock. Dividends may be paid on common shares when and as declared by the Board of Directors. As of June 30, 2008, the Corporation has authorization to issue 1.4 billion shares of common stock with a par value of $4 per share. As described above, the Corporation’s stockholders have been requested to approve: i) an increase in the number of authorized common shares to 5.0 billion, ii) the conversion of the contingently convertible Series G preferred stock, and iii) the exercise of the certain warrants, described below. If the conversion is approved in the third quarter, approximately 1.3 billion shares of common stock will be issued in exchange for the currently outstanding Series G preferred stock.
On April 24, 2007, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to all previous authorizations approved by the Board of Directors. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. There were no stock repurchases during the first six months of 2008. During the first six months of 2007, the Corporation repurchased 44.8 million shares. As of June 30, 2008, 37.6 million shares remain authorized for repurchase. Prospectively, the Corporation will be restricted from purchasing any common shares prior to the conversion of its newly issued Series G preferred stock, subject to certain exceptions.
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
Common Stock Warrants: In the first quarter of 2008, the Corporation issued warrants to a third party to purchase National City common stock. The holder has the option to exercise 784,268 warrants, on a daily basis, commencing June 15, 2011 and ending on July 15, 2011, and 784,269 warrants, on a daily basis, commencing July 18, 2011 and ending on October 20, 2011. The adjusted strike price of these warrants is $29.93 per share. Upon exercise, the Corporation will deliver common shares with a market value equal to the number of warrants exercised multiplied by the excess of the market price of National City common stock over the strike price. The maximum number of shares that could be required to be issued is approximately 71 million, subject to adjustment in the case of certain events, make-whole fundamental changes or early termination. The Corporation has reserved 93.1 million shares for issuance pursuant to the convertible notes and warrants.
In the second quarter of 2008, the Corporation issued warrants exercisable for 61.75 million shares of National City common stock to certain investors who participated in the purchase of the Corporation’s common or Series G preferred stock. The warrants will become exercisable to purchase common shares at a purchase price (subject to adjustment) of $7.10 upon the receipt by the Corporation and/or holder of Series G preferred stock of the following approvals: (i) the approval by the holders of the Corporation’s common stock of (A) the exercise of the warrants for common stock as required by the applicable New York Stock Exchange rules, and (B) amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock to permit the exercise of the warrants for common stock, and (ii) as to a holder, if applicable to that holder, the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The warrant exercise price will be reduced by $0.50 on the last day of each six-month period following the issue date of the warrant subject to a maximum reduction of $2.00 for certain investors, if stockholder or other approvals relating to the exercise of the warrants are not obtained, and also is subject to certain other customary adjustments. The term of the warrants is five years. At any time after September 30, 2008 but prior to the receipt of the approvals necessary to exercise the warrants, the warrants can be exchanged for Series G preferred stock.
Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows:

	Six Months Ended
	June 30
(In Millions)	2008	2007

Accumulated unrealized gains on securities available for sale at January 1, net of tax	$15	$4
Net unrealized gains (losses) for the period, net of tax expense (benefit) of $128 in 2008 and $(32) in 2007	238	(60)
Reclassification adjustment for gains included in net income net of tax expense of $176 in 2008 and $9 in 2007	(327)	(17)

Effect on other comprehensive income (loss) for the period	(89)	(77)

Accumulated unrealized losses on securities available for sale at June 30, net of tax	$(74)	$(73)

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at January 1, net of tax	$70	$(4)
Net unrealized gains (losses) for the period, net of tax expense (benefit) of $37 in 2008 and $(2) in 2007	68	(4)
Reclassification adjustment for gains included in net income, net of tax expense of $6 in 2008	(12)	—

Effect on other comprehensive income (loss) for the period	56	(4)

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at June 30, net of tax	$126	$(8)

Accumulated unrealized gains (losses) for pension and other postretirement obligations at January 1, net of tax	$7	$(71)
Amortization of prior service costs included in net periodic benefit, net of tax benefit of $2	4	(2)
Amortization of transition obligation included in net periodic cost, net of tax benefit	—	—
Amortization of net gain included in net periodic cost, net of tax expense of $2	(4)	1

Effect on other comprehensive income (loss) for the period	—	(1)

Accumulated unrealized gains (losses) for pension and other postretirement obligations at June 30, net of tax	$7	$(72)

Accumulated other comprehensive income (loss) at January 1, net of tax	$92	$(71)
Other comprehensive loss, net of tax	(33)	(82)

Accumulated other comprehensive income (loss) at June 30, net of tax	$59	$(153)

17. Net Income Per Common Share
Calculations of basic and diluted net income per share follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in Millions, Except Per Share Amounts)	2008	2007	2008	2007

Basic
Net (loss) income	$(1,756)	$347	$(1,927)	$666
Less distributed earnings:
Preferred dividends	14	1	15	1
Common dividends	7	232	140	486

Undistributed (loss) income	$(1,777)	$114	$(2,082)	$179

Percentage of undistributed income allocated to common shares(a)	100.00%	99.80%	100%	99.81%

Undistributed income allocated to common shares	$(1,777)	$114	$(2,082)	$179
Plus common dividends	7	232	140	486

Income applicable for common shares	$(1,770)	$346	$(1,942)	$665

Average common shares outstanding	722,871,934	573,464,999	678,433,994	602,872,366
Less average unallocated ESOP shares	—	735,395	281,029	815,199

Average common shares outstanding — basic	722,871,934	572,729,604	678,152,965	602,057,167

Net (loss) income per common share — basic	$(2.45)	$.60	$(2.86)	$1.10

Diluted
Net (loss) income	$(1,770)	$347	$(1,942)	$666

Average common shares outstanding — basic	722,871,934	572,729,604	678,152,965	602,057,167
Stock awards	—	6,534,683	—	7,114,927
Convertible preferred stock	—	1,121,541	—	1,121,541
Convertible debt	—	—	—	—
Warrants	—	—	—	—

Average common shares outstanding — diluted	722,871,934	580,385,828	678,152,965	610,293,635

Net (loss) income per common share — diluted	$(2.45)	$.60	$(2.86)	$1.09

(a)	Participating security holders do not participate in undistributed earnings during periods of net losses.
Basic net income per share is calculated using the two-class method to determine income applicable to common stockholders. The two-class method requires undistributed earnings for the period, which represents net income less common and participating security dividends (if applicable) declared or paid, to be allocated between the common and participating security stockholders based upon their respective rights to receive dividends. The two-class method is not applied to the earnings per share calculation in periods of net loss. Income applicable to common stockholders is then divided by the weighted-average common shares outstanding for the period. In prior periods, unallocated employee stock ownership shares were considered in determining weighted average common shares outstanding.
Diluted net income per common share takes into consideration common stock equivalents issuable pursuant to convertible debt, convertible preferred stock, warrants, unvested stock awards and unexercised stock options. The Corporation calculates diluted net income per common share under the if-converted method unless the conversion of the aforementioned securities are anti-dilutive. As a result of net losses during the three and six months ended June 30, 2008, these common stock equivalents were excluded from the computation of diluted net income per share as their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2007, common stock options to purchase 8.0 million and 5.2 million shares of common stock, respectively, were not included in the computation of dilute net income per share because the option exercise price exceeded the average market price of the common stock such that their inclusion would have been anti-dilutive.
In January 2008, the Corporation issued convertible senior notes, as well as common stock warrants, and entered into a covered spread hedge transaction. Upon conversion of the notes, the Corporation will settle the principal balance in cash and may be required to issue common shares if the common stock price exceeds $18.91 per share. The Corporation has hedged the potential dilutive impact of this transaction. In addition, common stock warrants were issued which bear a strike price of $29.93 per share, subject to adjustment. These warrants are exercisable beginning June 15, 2011 and expire October 20, 2011. These warrants will be dilutive to earnings per share in future periods if the market price of National City common stock were to exceed the warrant’s strike price. The maximum number of net shares that can be issued pursuant to the warrants and the convertible senior notes is 71 million and 76 million, respectively, subject to adjustment.
In April 2008, the Corporation issued 126.2 million common shares, 63,690 shares of the contingently convertible Series G preferred stock and warrants to purchase 61.75 million common shares as described in Note 16.

Upon receipt of the stockholder approvals, if applicable, described in Note 16, each share of Series G preferred stock will convert into 20,000 shares of the Corporation’s common stock (subject to adjustment.) The Series G preferred stock conversion rate corresponds to a purchase price of $5 per common share equivalent, which was a discounted price compared to the market price of the Corporation’s common stock at date of issuance. As a result, upon stockholder approval, the Corporation will recognize a $4.4 billion non-cash dividend to preferred shareholders in its financial statements. This dividend to preferred stockholders will reduce net income available to common stockholders for purposes of computing basic and diluted earnings per share. Upon receipt of stockholder approvals, the warrants will become exercisable at an exercise price of $7.10 per share of common stock (subject to adjustment). The warrants will be dilutive to net income per share if the market price of National City’s common stock were to exceed the warrant’s strike price of $7.10. The maximum number of shares of common stock issuable pursuant to the Series G preferred stock and these warrants is 1.3 billion, subject to adjustment.
18. Income Taxes
The composition of income tax expense follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2008	2007	2008	2007

Applicable to net (loss) income exclusive of securities transactions	$(664)	$175	$(879)	$300
Applicable to securities transactions	(3)	—	177	9

Income tax (benefit) expense	$(667)	$175	$(702)	$309

The effective tax rate for the three- and six- month periods ended June 30, 2008 was 27.5% and 26.7%, respectively. The effective tax rate for the three- and six- month periods ended June 30, 2007 was 33.6% and 31.7%, respectively.
19. Commitments, Contingent Liabilities, Guarantees, and Related Party Transactions
Commitments: A summary of the contractual amount of significant commitments follows:

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Commitments to extend credit:
Revolving home equity and credit card lines	$32,936	$35,803	$35,354
Commercial	24,357	28,232	26,558
Residential real estate	4,549	7,218	13,770
Other	659	607	598
Standby letters of credit	5,911	5,372	5,315
Commercial letters of credit	493	327	237
Net commitments to purchase mortgage loans and mortgage-backed securities	1,727	—	—
Net commitments to sell mortgage loans and mortgage-backed securities	—	2,500	7,555
Net commitments to sell commercial real estate loans	314	626	392
Commitments to fund civic and community investments	572	717	590
Commitments to fund principal investments	324	357	358
Commitments to purchase beneficial interests in securitized automobile loans	185	283	409

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
National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to a third-party commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as automobile loans securitized by the Corporation. The conduit has no interests in subprime mortgage loans. The Corporation has retained interests in the securitized automobile loans in the form of Class B notes and an interest-only strip. As of June 30, 2008, the fair value of these retained interests was $22 million. The conduit relies upon commercial paper for its funding. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank to purchase a 49% interest in a note representing a beneficial interest in the Corporation’s securitized automobile loans. Another financial institution, affiliated with the conduit, has committed to purchase the remaining 51% interest in this same note. Upon the conduit’s request, National City Bank would pay cash equal to the par value of the notes, less the corresponding portion of all defaulted loans, plus accrued interest. In return, National City Bank would be entitled to undivided interest in the cash flows of the collateral underlying the note. The Corporation receives an annual commitment fee of 7 basis points for providing this backup liquidity. To date, the conduit has not experienced any difficulty in accessing the commercial paper markets. The Corporation’s commitment declines commensurate with the unpaid principal balance of the automobile loans securitized by the Corporation. As of June 30, 2008, the Corporation’s maximum commitment was $185 million. This commitment expires in December 2008 but may be renewed annually for an additional 12 months by mutual agreement of the parties.
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
In January 2008, in conjunction with the issuance of convertible senior notes, the Corporation entered into a hedge transaction designed to reduce the potential dilutive impact of issuing common shares upon conversion of these notes. Pursuant to this contract, the Corporation has entered into a call option to purchase National City common shares from the hedge counterparty. The number of shares to be delivered, the strike price, and the settlement dates all correspond with conversion terms of the convertible senior notes. The maximum number of common shares that could be purchased under this contract is 71 million, subject to adjustment. This contract will be physically settled by the counterparty delivering shares and the Corporation delivering cash. It expires upon the earlier of the last day that the convertible senior notes are outstanding, or three days prior to the maturity of these notes. At the same time, the Corporation entered into a warrant to sell up to 71 million shares of its common stock to a counterparty.
Contingent Liabilities and Guarantees: Historically the Corporation has sold residential mortgage loans and home equity lines of credit (collectively, loans) in the normal course of business. These agreements usually require certain representations concerning credit information, loan documentation, collateral, and insurability. On a regular basis, investors request the Corporation to indemnify them against losses on certain loans or to repurchase loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation as to the validity of the claim, the Corporation repurchases or provides indemnification on such loans. Indemnification requests are generally received within two years subsequent to the date of sale.
Management maintains a liability for estimated losses on loans expected to be repurchased, or on which indemnification is expected to be provided, and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At June 30, 2008, December 31, 2007, and June 30, 2007, the liability for estimated losses on repurchase and indemnification claims was $384 million, $212 million, and $158 million, respectively, and was included in other liabilities on the balance sheet. Further details on loans sold subject to indemnification provisions, loans repurchased or indemnified, and losses charged against the liability follow:

\

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2008	2007	2008	2007

Total loans sold	$6,275	$11,631	$13,280	$23,808
Total loans repurchased or indemnified	111	88	215	247
Losses incurred	48	32	78	70

At June 30, 2008, the outstanding balances of residential real estate loans sold that the Corporation has indemnified or remain uninsured totaled $645 million and $66 million, respectively. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above.
On December 30, 2006, the Corporation completed the sale of the First Franklin nonprime mortgage origination and servicing platform. The proceeds received from this transaction were based on a preliminary statement of net assets sold. The purchase price is subject to adjustment based on the closing date values of net assets sold, as well as other negotiated matters. Accordingly, the Corporation may either pay or receive additional consideration depending on the final outcome of this matter. The amount of the purchase price adjustment, if any, will decrease or increase the gain recognized on the sale of this unit. On April 13, 2007, the Corporation received a dispute notice from Merrill Lynch Bank & Trust Co., FSB, the buyer of First Franklin, which asserted that the closing date net asset values and related purchase price were overstated by $67 million. Merrill Lynch subsequently reduced the claim to $54 million. In June 2008, the parties agreed to submit this dispute to arbitration.
By letters dated April 10, 2008 and June 16, 2008, FF Mortgage Company, as assignee of Merrill Lynch Bank & Trust Co., FSB, provided National City Bank with an indemnification claim notice pursuant to Article XI of the Purchase Agreement between National City Bank and Merrill Lynch Bank & Trust Co., FSB, dated September 5, 2006 (the “Purchase Agreement”), alleging that National City Bank had breached certain representations or warranties contained in the Purchase Agreement surrounding FF Mortgage Company’s alleged losses associated with its claimed repurchase of loans. Given the preliminary stage of these claims, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of any potential loss, if any.
Red Mortgage Capital, a wholly owned subsidiary, is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss-sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. The maximum potential amount of undiscounted future payments that may be required under this program is equal to approximately one-third of the principal balance of the loans outstanding at June 30, 2008. If payment is required under this program, Red Mortgage Capital would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred. As of June 30, 2008, December 31, 2007, and June 30, 2007, Red Mortgage Capital serviced loans, subject to risk sharing under the DUS program, had outstanding principal balances aggregating $5.6 billion, $5.2 billion and $4.8 billion, respectively. This guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $5 million at June 30, 2008 and December 31, 2007, and $4 million at June 30, 2007.
The Corporation, through its wholly-owned broker-dealer subsidiary NatCity Investments, Inc. (NatCity) acts as underwriter and remarketing agent for certain issuers of variable rate demand obligations (VRDOs). The Corporation also provides credit and liquidity enhancements for VRDOs remarketed by NatCity and also for VRDOs remarketed by other third parties through its subsidiary National City Bank (NCB). Credit and liquidity enhancements for VRDOs are provided in the form of letters of credit (LOCs) and standby bond purchase agreements (SBPAs). VRDOs are issued with long-stated maturities but are considered short-term instruments because of a put feature that allows the investor to tender the bonds to the remarketing agent. The bonds are traded at par and the yields on the bonds are generally reset on a weekly basis. As a result of reduced liquidity in the capital markets for these instruments, some remarketing agents and credit and liquidity enhancers are holding these bonds on their balance sheet until they can be remarketed. At June 30, 2008, NatCity was the remarketing agent for $3.4 billion of VRDOs, of which $1.5 billion were backed by NCB credit and liquidity enhancements. In addition, NCB provided credit and liquidity enhancements related to VRDOs remarketed by third parties totaling $921 million.
The guarantee liability for standby letters of credit was $32 million, $34 million, and $33 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. This liability was recorded in other liabilities on the balance sheet. This guarantee liability includes credit risk associated with letters of credit and standby bond purchase agreements issued to third parties on variable rate demand obligations (VRDOs) discussed in the preceding paragraph. As of June 30, 2008, approximately $130 million of VRDOs in the trading portfolio were backed by National City Bank issued credit enhancements.
The Corporation is subject to nonincome taxes in the various jurisdictions where it does business. The most significant of these taxes is franchise tax which is assessed by some states in lieu of or in addition to income taxes. The amount of tax due may be subject to different interpretations by the Corporation and the taxing authorities. In preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws; however, its positions may be subject to challenge upon audit. Management accrues for nonincome tax contingencies that are judged to be both probable and estimable. Management has also identified other unaccrued nonincome tax contingencies, which are considered reasonably possible but not probable, totaling approximately $42 million as of June 30, 2008.
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
On December 19, 2005, a class action suit was filed against National City Mortgage Co. in the United States District Court for the Southern District of Illinois. The lawsuit alleges that National City Mortgage loan originators were improperly designated as exempt employees and seeks monetary damages. On June 21, 2007, the court conditionally certified an opt-in class of loan originators. On November 6, 2007, a settlement in principle was reached to resolve all wage and hour claims of the loan originators employed during the class period that opt-in to the settlement class. On March 3, 2008, the court approved this settlement. As of June 30, 2008, the Corporation had a $25 million liability accrued for this matter.
Commencing on January 10, 2008, a series of substantially similar putative class action lawsuits were filed in the United States District Court for the Northern District of Ohio against National City Corporation, the Administrative Committee for the National City Savings and Investment Plan and certain current and former officers and directors of the Corporation. The complaints allege breach of fiduciary duty relating to National City stock being offered as an investment alternative in the Savings and Investment Plan. The complaints seek unspecified money damages and equitable relief. One of the complaints also contains a second class, the Allegiant Funds Class, and alleges that these fund choices were not appropriate for plan participants. These complaints have been consolidated. At this stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss, if any.
Commencing on January 18, 2008, a series of shareholder derivative complaints were filed in the United States District Court for the Northern District of Ohio, the Chancery Court for the State of Delaware and the Common Pleas Court for Cuyahoga County, Ohio, against certain current and former officers and directors of the Corporation. Subsequently, the complaints filed in Delaware were voluntarily dismissed. These suits make substantially similar allegations of breach of fiduciary duty, waste of corporate assets, unjust enrichment and violations of the Securities Exchange Act of 1934, based on claims that the Company issued inaccurate information to investors about the status of its business and prospects, and that the defendants caused the Company to repurchase shares of its stock at artificially inflated prices. The complaints seek unspecified money damages and equitable relief. At this stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss, if any.
On January 24, 2008, a putative class action lawsuit was filed in the United States District Court for the Northern District of Ohio against National City Corporation and certain current and former officers and directors of the Corporation. The complaint alleges breach of federal securities laws regarding public statements and disclosures. The plaintiff seeks unspecified damages and equitable relief on behalf of purchasers of the Corporation’s stock during the period April 30, 2007 to April 21, 2008. At this stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss, if any.
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
On May 1, 2008, a lawsuit was filed in the Franklin County, Ohio, Court of Common Pleas against the Corporation, certain officers and directors of the Corporation and Corsair Co-Invest, L.P. alleging that the Corporation’s directors and officers breached their fiduciary duties. The complaint seeks unspecified money damages, declaratory relief and permanent injunctive relief. On May 29, 2008, the Corporation filed a motion to dismiss this suit and to stay discovery. At this stage of the lawsuit, it is not possible for management to assess the probability of a material adverse event, or to reasonably estimate the amount of potential loss, if any.
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

20. Stock Options and Awards
Under the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan) up to 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition, no more than 13 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options. As of June 30, 2008, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 17 million and 4 million shares, respectively.
Stock Options: Stock options may be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually, beginning one year from the date of grant, and expire no later than ten years from the date of grant. Prior to 2006, stock options were also granted that included the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option. During the second quarter and first half of 2008, pretax compensation expense recognized for stock options totaled $4 million and $7 million, respectively, while pretax compensation expense recognized for stock options totals $6 million and $13 million for the comparable periods of 2007, respectively. The associated tax benefit was $1 million and $2 million for the second quarter and the first half, respectively, of 2008, and for the comparable periods of 2007 was $2 million and $4 million, respectively.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Expected volatility	—	20.1%	32.8%	19.4%
Expected dividend yield	—	4.2	4.0	4.3
Risk-free interest rate	—	4.1	3.9	4.0
Expected term (in years)	—	5	5	5

No stock options were granted during the three months ended June 30, 2008. The weighted-average grant date fair value per share of options granted during the six months ended June 30, 2008 was $2.97. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2007 was $5.17 and $5.04, respectively. As of June 30, 2008, there was $28 million of total unrecognized compensation cost related to nonvested stock option awards. This cost is expected to be recognized over a period of four years.
No stock options were exercised during the three months ended June 30, 2008. The total intrinsic value of options exercised during the six months ended June 30, 2008 was $160 thousand. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was approximately $6 million and $59 million, respectively. Cash received from the exercise of options for the six months ended June 30, 2008 was $644 thousand. Cash received from the exercise of options for the three and six months ended June 30, 2007 was $17 million and $137 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $9 thousand for the six months ended June 30, 2008. The tax benefit realized for the tax deductions from option exercises totaled $2 million and $19 million for the three and six months ended June 30, 2007, respectively. The Corporation generally uses treasury shares to satisfy stock option exercises.

Stock option activity follows:

		Weighted-	Weighted-
		Average	Average Remaining
	Shares	Exercise	Contractual Term	Aggregate Intrinsic Value
	(in units)	Price	(in years)	(In Millions)

Outstanding at January 1, 2007	43,014,406	$31.36
Granted	480,973	37.46
Exercised	(6,406,885)	28.43
Forfeited or expired	(361,416)	35.64

Outstanding at June 30, 2007	36,727,078	$31.91	4.5	$91,473

Exercisable at June 30, 2007	30,456,307	$31.12	3.9	$91,470

Outstanding at January 1, 2008	46,193,101	$28.90
Granted	39,000	12.69
Exercised	(58,224)	12.78
Forfeited or expired	(2,853,252)	33.89

Outstanding at June 30, 2008	43,320,625	$28.58	4.6	$—

Exercisable at June 30, 2008	33,930,207	$29.67	3.4	$—

Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months, and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation recognizes compensation expense over the restricted period. Pretax compensation expense recognized for restricted shares during the three and six months ended June 30, 2008 totaled $9 million and $26 million, respectively. Pretax compensation expense recognized for restricted shares during the three and six months ended June 30, 2007 totaled $16 million and $32 million, respectively. The income tax benefit was $4 million and $10 million for the three and six months ended June 30, 2008, respectively. The income tax benefit was $6 million and $12 million for the three and six months ended June 30, 2007, respectively.
Restricted share activity follows:

	For the Six Months Ended June 30
	2008		2007
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1	8,336,150	$31.03	7,344,918	$34.96
Granted	103,184	6.68	389,483	36.60
Vested	(455,915)	34.41	(227,694)	33.88
Forfeited	(358,962)	31.97	(203,747)	35.00

Nonvested at June 30	7,624,457	$30.38	7,302,960	$35.08

As of June 30, 2008, there was $116 million of total unrecognized compensation cost related to restricted shares. This cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the three and six months ended June 30, 2008 was $2 million and $5 million, respectively. The total fair value of shares vested during the three and six months ended June 30, 2007 was $1 million and $9 million, respectively.
21. Pension and Other Postretirement Benefit Plans
Defined Benefit Plans: National City has a qualified pension plan covering substantially all employees hired prior to April 1, 2006. Pension benefits are derived from a cash balance formula, whereby credits based on salary, age, and years of service are allocated to employee accounts. As required by the Pension Protection Act, National City has amended the plan to change the plan’s vesting requirements from five years to three years. Actuarially determined pension costs are charged to benefits expense in the income statement. The Corporation’s funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. In June 2007, the Corporation terminated its obligation to a multi-employer pension plan, obtained with the acquisition of Harbor Florida Bancshares, at a cost of $7 million.
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
Using an actuarial measurement date of October 31, components of net periodic cost for the three and six months ended June 30 follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2008	2007	2008	2007

Qualified Pension Plan
Service cost	$13.9	$15.0	$27.9	$29.8
Interest cost	25.9	24.8	51.8	48.8
Expected return on plan assets	(41.7)	(39.3)	(83.4)	(77.4)
Amortization of prior service cost	(.9)	(1.2)	(1.9)	(2.4)
Recognized net actuarial loss	.1	.1	.2	.3

Net periodic (benefit) cost	$(2.7)	$(.6)	$(5.4)	$(.9)

Supplemental Pension Plans
Service cost	$.3	$.4	$.5	$.9
Interest cost	2.1	2.6	4.2	4.6
Amortization of prior service cost	.2	.2	.5	.5
Recognized net actuarial loss	.5	.8	1.0	1.6

Net periodic cost	$3.1	$4.0	$6.2	$7.6

Other Postretirement Benefits
Service cost	$.3	$.4	$.7	$.8
Interest cost	2.1	2.1	4.1	4.2
Amortization of prior service cost	.1	—	.1	.1
Transition obligation	.2	.2	.4	.4
Recognized net actuarial loss	—	.1	—	.1

Net periodic cost	$2.7	$2.8	$5.3	$5.6

Total net periodic cost	$3.1	$6.2	$6.1	$12.3

Defined Contribution Plans: Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2008 and 2007, the Corporation provided up to a 6.9% matching contribution. Matching contributions totaled $19 million and $46 million for the three and six months ended June 30, 2008, respectively, compared with $20 million and $47 million for the three and six months ended June 30, 2007, respectively.
Effective March 2008, the Corporation merged the Harbor Florida Bancshares employee stock ownership plan into the Corporation’s defined contribution plan. Accordingly, there was no compensation expense associated with the Harbor employee stock ownership plan for the three months ended June 30, 2008. Compensation expense associated with this plan was $1.2 million for the six months ended June 30, 2008, $4 million for the three months ended June 30, 2007, and $9 million for the six months ended June 30, 2007. Compensation expense was previously recognized equal to the current market price of shares released. In prior periods, allocated shares, as well as shares committed to be released, were included within weighted average common shares outstanding used to compute earnings per share.
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
Credit risk occurs when the counterparty to a derivative contract where the Corporation has an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At June 30, 2008, these collateral agreements covered 99.6% of the notional amount of the total derivative portfolio, excluding futures contracts that are cash settled daily with counterparties, certain forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At June 30, 2008, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $590 million to collateralize net gains with counterparties and had pledged or delivered to counterparties cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $295 million to collateralize net losses with counterparties. In certain instances, open forward commitments to sell or purchase mortgage loans or mortgage-backed securities are not covered by collateral agreements due to the fact these contracts usually mature within 90 days. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to similar credit policies. Collateral may be obtained based on management’s assessment of the customer.
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
For the three and six months ended June 30, 2008, the Corporation recognized total net ineffective fair value hedge gains of $8 million and $12 million, respectively. For the three and six months ended June 30, 2007, the Corporation recognized total net ineffective fair value hedge losses of $7 million and $9 million, respectively. Details of net ineffective hedge gains and losses by hedge strategy are presented in the table on page 54. Prior period’s net ineffective hedge gains and losses on residential and commercial real estate loans held for sale are included in loan sale revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial portfolio loans and fixed-rate funding products are included in other noninterest income on the income statement.
Cash Flow Hedges: The Corporation hedges cash flow variability related to variable-rate commercial loans and funding products, specifically FHLB advances and senior bank notes. Interest-rate floors are used to hedge the cash flows associated with variable-rate commercial loans while interest-rate caps are used to hedge cash flows from the variable-rate funding products.
Retrospective hedge effectiveness for cash flow hedges of variable-rate funding products is determined using a dollar offset ratio applied on a monthly basis. Retrospective hedge effectiveness for variable-rate commercial loans is determined on a monthly basis using regression analysis. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For the three and six month periods ended June 30, 2008, there were no net ineffective cash flow hedge gains or losses. For the six months ended June 30, 2007, the Corporation recognized net ineffective cash flow hedge losses of $65 thousand. There were no net ineffective cash flow hedge gains or losses in the second quarter of 2007. These losses are included in other noninterest income on the income statement.
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At June 30, 2008, December 31, 2007 and June 30, 2007, accumulated other comprehensive income included a deferred after-tax net gain (loss) of $126 million, $70 million and $(8) million, respectively, related to derivatives used to hedge loan and funding cash flows. See Note 16 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative gain included in accumulated other comprehensive income at June 30, 2008 is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on loan and funding products through August 2013, with $52 million of after-tax net gain expected to be recognized in net interest income within the next year. There were no gains or losses reclassified into earnings in the first six months of 2008 or 2007 arising from the determination that the original forecasted transaction would not occur.
The notional amounts of the derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 follows:

(In Millions)	June 30, 2008	December 31, 2007	June 30, 2007

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$60	$60	$156
Pay-fixed interest rate swaps	624	2,318	2,320
Interest rate caps sold	—	50	150
Interest rate floors sold	100	100	100
Interest rate collars purchased	5	5	5
Interest rate futures purchased	782	1,587	1,611
Interest rate futures sold	1,078	1,937	2,274

Total	2,649	6,057	6,616

Residential real estate loans held for sale
Net forward commitments to sell mortgage loans and mortgage-backed securities	—	1,283	5,834
Receive-fixed interest rate swaps	—	400	825
Receive-fixed interest rate swaptions purchased	—	600	350
Pay-fixed interest rate swaps	—	—	550
Pay-fixed interest rate swaptions purchased	—	650	—
Interest rate caps purchased	—	—	—
Interest rate floors purchased	—	—	—

Total	—	2,933	7,559

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	—	244	14
Interest rate futures purchased	—	8	21
Receive-fixed interest rate swaps	—	108	91

Total	—	360	126

Funding
Receive-fixed interest rate swaps	4,928	4,116	6,637
Callable receive-fixed interest rate swaps	3,590	3,154	3,134

Total	8,518	7,270	9,771

Total notional of derivatives used in fair value hedges	11,167	16,620	24,072

Cash Flow Hedges
Commercial loans

(In Millions)	June 30, 2008	December 31, 2007	June 30, 2007

Interest rate floors purchased	11,300	13,800	13,200

Funding
Interest rate caps purchased	300	300	300

Total notional of derivatives used in cash flow hedges	11,600	14,100	13,500

Total notional of derivatives designated in SFAS 133 relationships	$22,767	$30,720	$37,572

The fair value of assets and liabilities prior to any netting pursuant to master netting agreements of derivative instruments used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 follows:

	June 30, 2008		December 31, 2007		June 30, 2007
(In Millions)	Asset	Liability	Asset	Liability	Asset	Liability

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$.5	$—	$.7	$—	$.6	$.3
Pay-fixed interest rate swaps	—	6.0	3.5	30.3	32.2	3.6
Interest rate floors sold	—	.1	—	—	—	—
Interest rate collars purchased	—	.3	—	.3	—	.1

Total	.5	6.4	4.2	30.6	32.8	4.0

Residential real estate loans held for sale Net forward commitments to sell mortgage loans and mortgage-backed securities	—	—	.6	11.6	37.8	5.8
Receive-fixed interest rate swaps	—	—	10.2	—	—	27.2
Receive-fixed interest rate swaptions purchased	—	—	17.6	—	1.5	—
Pay-fixed interest rate swaps	—	—	—	—	9.3	—
Pay-fixed interest rate swaptions purchased	—	—	2.6	—	—	—
Interest rate floors purchased	—	—	—	—	—	—

Total	—	—	31.0	11.6	48.6	33.0

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	—	—	—	3.6	.3	.1
Interest rate futures purchased	—	—	—	—	.2	—
Receive-fixed interest rate swaps	—	—	1.5	5.8	2.1	—

Total	—	—	1.5	9.4	2.6	.1

Funding
Receive-fixed interest rate swaps	180.7	38.3	140.1	1.5	35.2	149.3
Callable receive-fixed interest rate swaps	.2	80.7	.2	61.6	—	177.1

Total	180.9	119.0	140.3	63.1	35.2	326.4

Total fair value of derivatives used in fair value hedges	181.4	125.4	177.0	114.7	119.2	363.5

Cash Flow Hedges
Commercial loans
Interest rate floors purchased	168.4	—	168.1	—	40.0	1.3

Funding
Interest rate caps purchased	—	—	—	.7	—	—

Total fair value of derivatives used in cash flow hedges	168.4	—	168.1	.7	40.0	1.3

Total fair value of derivatives designated in SFAS 133 relationships	$349.8	$125.4	$345.1	$115.4	$159.2	$364.8

The net ineffective hedge gain (loss) recognized for each SFAS 133 hedge strategy follows:

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2008	2007	2008	2007

Fair Value Hedges
Commercial loans	$.3	$(1.1)	$(2.2)	$(2.3)
Residential real estate loans held for sale	—	3.6	—	3.2
Commercial real estate loans held for sale	—	(.1)	—	(.1)
Funding	7.8	(9.6)	14.2	(9.7)

Total fair value hedge gain (loss)	8.1	(7.2)	12.0	(8.9)

Cash Flow Hedges
Commercial loans	—	—	—	—
Funding	—	—	—	(.1)

Total cash flow hedge loss	—	—	—	(.1)

Net ineffective hedge gain (loss) on SFAS 133 hedge strategies	$8.1	$(7.2)	$12.0	$(9.0)

Other Derivative Activities
The derivative portfolio also includes derivative financial instruments not included in SFAS 133 hedge relationships. The majority of these derivatives are used to manage interest-rate risk related to residential mortgage servicing rights (MSRs), residential and commercial real estate loans held for sale, and interest-rate lock commitments, all of which are carried at fair value consistent with the accounting for the derivatives. As a result, it is not necessary to designate these items in SFAS 133 hedge relationships.
Derivative instruments used to hedge MSRs include interest-rate swaps, futures, options, caps, floors, and forwards. Detail regarding these derivatives is presented in the tables that follow. The assets and liabilities are presented prior to any netting pursuant to master netting agreements.

Notional Amount (In Millions)	June 30, 2008	December 31, 2007	June 30, 2007

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$4,050	$8,430	$2,525
Basis swaps	162	178	178
Receive-fixed interest rate swaps	9,125	4,310	4,360
Receive-fixed interest rate swaptions purchased	6,300	6,150	5,000
Receive-fixed interest rate swaptions sold	2,000	—	650
Pay-fixed interest rate swaps	5,955	3,820	2,670
Pay-fixed interest rate swaptions purchased	6,700	2,150	1,150
Pay-fixed interest rate swaptions sold	500	—	650
Interest rate caps purchased	2,000	5,750	2,500
Interest rate floors purchased	5,500	5,500	5,500

Total derivative instruments used for MSR risk management	$42,292	$36,288	$25,183

	June 30, 2008		December 31, 2007		June 30, 2007
Fair Value (In Millions)	Asset	Liability	Asset	Liability	Asset	Liability

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$.1	$27.7	$—	$72.6	$.7	$9.2
Basis swaps	.9	.1	—	2.1	1.2	—
Receive-fixed interest rate swaps	92.7	109.1	80.9	13.7	—	160.5
Receive-fixed interest rate swaptions purchased	177.8	—	204.8	—	24.6	—
Receive-fixed interest rate swaptions sold	—	26.3	—	—	—	26.5
Pay-fixed interest rate swaps	79.1	176.0	.8	170.6	12.3	15.0
Pay-fixed interest rate swaptions purchased	239.9	—	55.7	—	26.5	—
Pay-fixed interest rate swaptions sold	—	10.3	—	—	—	13.6
Interest rate caps purchased	23.9	—	24.1	—	13.9	—
Interest rate floors purchased	33.1	—	38.3	—	7.6	—

Total derivative instruments used for MSR risk management	$647.5	$349.5	$404.6	$259.0	$86.8	$224.8

Derivative instruments used to hedge residential and commercial real estate loans and related interest-rate lock commitments at June 30, 2008 included interest-rate swaps, forward commitments to sell mortgage loans and mortgage-backed securities, and Eurodollar and U.S. Treasury futures. The notional value of the derivatives at June 30, 2008 totaled $10.0 billion and the derivative assets and liabilities associated with these contracts were $50 million and $41 million, respectively.

Other derivatives held but not included in SFAS 133 hedge relationships primarily include equity-indexed based instruments used to hedge convertible debt, deferred compensation liabilities, or embedded in certain financial instrument contracts; certain interest-rate based instruments used to hedge balance sheet risk; and interest-rate and foreign-exchange based instruments held for trading purposes, which are entered into for the purpose of making short-term profits or for providing risk management products to commercial banking customers.
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

	Three Months Ended June 30		Six Months Ended June 30
(In Millions)	2008	2007	2008	2007

Loan sale and servicing risk management:
Mortgage servicing rights	$(443.9)	$(293.4)	$(229.3)	$(287.5)
Mortgage and commercial real estate loans and loan commitments	(18.3)	(45.3)	8.9	(66.7)

Total loan sale and servicing	(462.2)	(338.7)	(220.4)	(354.2)

Trading derivatives:
Customer risk management	6.3	3.2	11.3	7.9
Other, including foreign exchange risk management	16.3	(3.2)	(4.1)	.7

Total trading	22.6	—	7.2	8.6

Used for other risk management purposes	26.6	4.4	(10.8)	(26.1)

Total net gain (loss) on derivatives not designated in SFAS 133 relationships	$(413.0)	$(334.3)	$(224.0)	$(371.7)

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

	June 30, 2008		December 31, 2007		June 30, 2007
(In Millions)	Asset	Liability	Asset	Liability	Asset	Liability

Derivatives not in SFAS 133 hedge relationships:
Loan sale and servicing risk management:
Mortgage servicing rights	$647.5	$349.5	$404.6	$259.0	$86.8	$224.8
Mortgage and commercial real estate loans and loan commitments	97.3	53.3	26.6	22.8	72.3	49.0

Total loan sale and servicing risk management	744.8	402.8	431.2	281.8	159.1	273.8

Trading derivatives:
Customer risk management	165.1	131.9	152.5	118.3	79.6	48.8
Other	81.6	85.2	81.9	83.9	35.7	41.0

Total trading	246.7	217.1	234.4	202.2	115.3	89.8

Used for other risk management purposes	24.3	38.8	20.1	8.7	11.2	3.9

Derivatives in SFAS 133 hedge relationships	349.8	125.4	345.1	115.4	159.2	364.8

Total gross derivative assets and liabilities	1,365.6	784.1	1,030.8	608.1	444.8	732.3

Less:
Offset of derivative assets and liabilities with the same counterparty and unallocated accrued interest	(403.6)	(451.3)	(234.3)	(234.3)	—	—
Cash collateral applied	(396.5)	(136.1)	(245.5)	(41.8)	—	—

Total net derivative assets and liabilities	$565.5	$196.7	$551.0	$332.0	$444.8	$732.3

23. Fair Value Measurement
Effective January 1, 2008, the Corporation adopted SFAS 159, which allows an entity the option to irrevocably elect fair value accounting for certain financial assets and liabilities, as well as other commitments and obligations, on an instrument-by-instrument basis.
The Corporation elected to adopt fair value accounting for residential and commercial real estate loans held for sale. This election was applied to all residential and commercial real estate loans held for sale as of January 1, 2008 and to all loans originated or purchased subsequent to the adoption date. Risk related to changes in the fair value of these loans prior to sale, primarily due to changes in interest rates, is managed using derivative instruments. Prior to the election date, the change in the fair value of these loans, relative to the risk hedged, was recorded through earnings, to the extent that they were part of a SFAS 133 hedge relationship. The election of the fair value option for these loans allows these loans to be accounted for at fair value regardless of detailed loan-level hedge relationships, which is more consistent with management’s risk management objectives, and provides for symmetrical accounting between the loans and the related derivative instruments without the operational complexities of applying SFAS 133 hedge accounting. The Corporation has not elected to use fair value accounting for any other types of loans held for sale because they are typically not hedged with derivative instruments. The following table summarizes the impact of adopting the fair value option as of January 1, 2008:

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
Summary information as of June 30, 2008, regarding the loans for which the fair value option has been elected is presented below:

			Fair Value Over
	Aggregate Unpaid	Aggregate Fair	(Under) Unpaid
(In Millions)	Principal Balance	Value	Principal Balance

Performing loans 90 days or more past due:
Commercial real estate loans held for sale	$2.0	$1.8	$(.2)
Residential real estate loans held for sale	19.6	17.5	(2.1)
Residential real estate loans held in portfolio	10.0	5.3	(4.7)
Nonaccrual loans:
Commercial real estate loans held for sale	$3.6	$2.8	$(.8)
Residential real estate loans held for sale	3.7	.5	(3.2)
Residential real estate loans held in portfolio	42.4	11.0	(31.4)
All other performing loans:
Commercial real estate loans held for sale	$332.7	$339.2	$6.5
Residential real estate loans held for sale	2,046.2	2,019.7	(26.5)
Residential real estate loans held in portfolio	7.5	3.1	(4.4)
Total loans:
Commercial real estate loans held for sale	$338.3	$343.8	$5.5
Residential real estate loans held for sale	2,069.5	2,037.7	(31.8)
Residential real estate loans held in portfolio	59.9	19.4	(40.5)

The residential real estate loans accounted for at fair value in portfolio represent loans for which fair value accounting was adopted while the loans were held for sale, but based on a change in management’s intent were subsequently transferred to portfolio.
Residential real estate loans accounted for at fair value, both in held for sale and portfolio, are managed by the Mortgage Banking line of business, and commercial real estate loans held for sale are managed by the Commercial Banking — National business line. For the three and six months ended June 30, 2008, net losses resulting from changes in the fair value of residential and commercial real estate loans accounted for at fair value, including realized gains and losses on sale including potential recourse losses on mortgage loans, were $141 million and $135 million, respectively, and are included within loan sale revenue in the income statement. Changes in instrument-specific credit risk resulted in a net loss in fair value of approximately $46 million and $72 million for the three and six months ended June 30, 2008, respectively, and were based primarily on pricing information from sales of similar loans. Interest on these loans is recorded based on the contractual rate and is included in loan interest income in the income statement. Prior to the election date, mortgage loan origination costs were capitalized as part of the carrying amount of the loans and recognized as a reduction of loan sale revenue upon sale of the loans. Due to the election to account for these loans at fair value, mortgage loan origination costs are now recognized in noninterest expense when incurred.

Fair Value Measurement
Effective with the adoption of SFAS 157, the Corporation determines the fair values of its financial instruments based on the fair value hierarchy established in that standard, which requires an entity to maximize the use of quoted price and observable inputs and to minimize the use of unobservable inputs when measuring fair value. Various valuation techniques are utilized, depending on the nature of the financial instrument, including the use of market prices for identical instruments, market prices for similar instruments, and discounted cash flow models. When possible, active and observable market data for identical or similar financial instruments are utilized. Alternatively, fair value is determined using assumptions that management believes a market participant would use in pricing the asset or liability.
Under SFAS 157, fair value measurements are classified among three levels based on the observability of the inputs used to determine fair value:
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
Level 3 — The valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the instrument. Level 3 valuations are typically performed using pricing models, discounted cash flow methodologies, or similar techniques, which incorporate management’s own estimates of assumptions that market participants would use in pricing the instrument or valuations that require significant management judgment or estimation.
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
Trading assets: Trading assets include loans and securities which are entered into for the purpose of making short-term profits, to provide risk management products to customers, or to hedge other financial instruments, and are carried at fair value. Trading loans consist of leveraged commercial loans that are purchased and sold in the secondary market. Generally the Corporation values these using third-party pricing information that is supported by observable market prices for the same or similar loans. These measurements are classified as Level 2. Certain commercial loans are classified as Level 3 if there is illiquidity in the market for the loan due to the nature of the borrower, the size of the loan, or the particular loan terms and pricing information is provided only be the lead agent or is based on an internal analysis. Trading securities consist of U.S. Treasury and agency securities, mortgage-backed securities, municipal bonds, and residual interests that are valued using the same methodologies described above for securities available for sale. Trading securities also include variable rate demand obligations that are priced at par as the interest rate is reset weekly. In addition, credit risk on these securities is mitigated by standby letters of credit of standby bond purchase agreements
Other investments: Other investments measured at fair value primarily include money market investments priced using quoted per unit prices for the funds.
Commercial real estate loans held for sale: Commercial real estate loans held for sale are carried at fair value on a recurring basis under SFAS 159. The fair value of these loans is generally determined based upon the observable market prices of similar instruments in active markets. For loans that are expected to be securitized, fair value is estimated based upon observable pricing of asset-backed securities with similar collateral adjusted to reflect the value of the loans in their current form. The Corporation may make adjustments for market conditions, costs to transform the loans into a security, the embedded servicing value, the cost of any guarantees provided, and other risks and uncertainties related to the securitization process. Commercial real estate loans held for sale are generally classified within Level 2. Certain commercial real estate loans held as of June 30, 2008, that are typically sold through securitization, were classified in Level 3 of the hierarchy because observable pricing information was not available due to inactivity in the capital markets for this type of product. The fair values for these loans were estimated using credit spreads of comparable debt instruments or borrowers that the Company believes market participants would use in pricing the loans.
Residential real estate loans held for sale and in portfolio: Residential real estate loans held for sale are carried at fair value on a recurring basis under SFAS 159. Certain residential real estate loans transferred to portfolio from held for sale are also carried at fair value if fair value accounting was elected prior to their transfer. Residential real estate loans are valued based on quoted market prices, where available, prices for other traded mortgage loans with similar characteristics, and purchase commitments and bid information received from market participants. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant to the fair value of the loans. Accordingly, residential real estate loans held for sale are classified as Level 2.
Mortgage servicing rights: Mortgage servicing rights (MSRs) are carried at fair value on a recurring basis. MSRs do not trade in an active open market with readily observable prices. Although sales of servicing assets do occur, the precise terms and conditions typically would not be available. Accordingly, management determines the fair value of its MSRs using a discounted cash flow model incorporating assumptions about loan prepayment rates, discount rates, servicing costs, and other economic factors. Management compares its fair value estimates to third-party valuations on a quarterly basis to assess the reasonableness of the fair values calculated by its internal valuation models. Due to the nature of the valuation inputs, servicing assets are classified as Level 3. See Note 11 for further discussion of the significant assumptions used to value MSRs.
Derivatives: Exchange-traded derivatives, such as interest rate futures and certain option contracts, are valued using quoted prices and are classified as Level 1. Other derivatives, such as interest rate swaps, forwards and options, credit default swaps, and foreign exchange forwards, which are traded in over-the-counter markets, are valued using discounted cash flow models and are classified as Level 2. The valuation models provided by third parties incorporate primarily market observable inputs, such as interest rate yield curves, option volatilities, and currency rates for the full term of the instruments. The fair values obtained from the discounted cash flow models are validated monthly through comparison to prices obtained from dealers. A third-party valuation expert also periodically performs a revaluation of the fair values and performs a model validation review. Level 3 derivatives include interest rate lock commitments written to borrowers for residential and commercial real estate loans that the Corporation intends to sell. The value of an interest rate lock commitment, while based on observable market interest rates for the underlying mortgage loan, includes the estimated value of the embedded servicing value for the loan and is also highly dependent on the probability that the loan will fund. Both the embedded servicing value and the probability of funding represent significant unobservable inputs to the overall value. Valuation adjustments to derivative fair values for liquidity and credit risk are also made when appropriate and take into consideration the likelihood of default by the Corporation and derivative counterparties, the net counterparty exposure, and the remaining maturities of the positions. Valuation adjustments for liquidity and credit risk were not considered material at June 30, 2008.
Principal investments: The valuation of principal investments, which represent direct investments in private and public companies and indirect investments in private equity funds, requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of the investments. Principal investments in private companies are valued initially based upon the transaction price. The carrying values are subsequently adjusted either upwards or downwards to reflect expected exit values. For direct investments in private companies, valuation adjustments are made taking into consideration the investee’s business model, current and projected financial performance, liquidity, management team and overall economic and market conditions including changes in market outlook, the third-party financing environment and potential exit transactions. Factors used in determining the fair value of indirect investments include evaluation of the investments owned by the private equity funds, the general partners’ valuation techniques, and overall economic and market conditions. Nonpublic principal investments are considered Level 3 measurements in the valuation hierarchy.
Principal investments may also include publicly traded investments generally obtained through the initial public offerings of investments in former private companies. Publicly traded investments, when held, are determined using quoted market prices less any applicable adjustments for regulatory and sales restrictions. As of June 30, 2008, the Corporation held no material publicly traded principal investments.
Securities sold short: Securities sold short represent obligations to purchase securities that have previously been sold to other third parties. These obligations are carried in the trading portfolio and the valuations are based on the market prices of the underlying securities sold short. As of June 30, 2008, the securities underlying these short sales represented either U.S. Treasury securities or marketable equity securities with readily observable prices. Accordingly these instruments are classified as Level 1.

Assets and Liabilities Measured at Fair Value on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Corporation elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2008
					Carrying Value in
				FIN 39 Netting	the Consolidated
(In Millions)	Level 1	Level 2	Level 3	Adjustments(a)	Balance Sheet

Assets
Securities available for sale	$1,236	$8,103	$65	$—	$9,404
Trading assets	2	796	4	—	802
Other investments	122	—	—	—	122
Commercial real estate loans held for sale	—	257	87	—	344
Residential real estate loans held for sale	—	2,038	—	—	2,038
Residential real estate loans in portfolio	—	19	—	—	19
Mortgage servicing rights	—	—	2,625	—	2,625
Derivative assets (b)	—	1,404	25	(863)	566
Principal investments (c)	—	—	761	—	761

Total Assets	$1,360	$12,617	$3,567	$(863)	$16,681

Liabilities
Securities sold short (d)	$9	$—	$—	$—	$9
Derivative liabilities (b)	—	767	33	(603)	197

Total Liabilities	$9	$767	$33	$(603)	$206

(a)	Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to net derivative receivables, derivative payables and cash collateral held or placed with the same counterparty.

(b)	Included within Other Assets or Other Liabilities on the balance sheet.

(c)	Included within Other Investments and Other Assets on the balance sheet — see further discussion in Note 1.

(d)	Securities sold short are considered trading liabilities and are included within Borrowed Funds on the consolidated balance sheet.
The table below presents a rollforward of the balance sheet amounts for the three and six months ended June 30, 2008 for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below included changes in fair value due in part to observable factors that are part of the valuation methodology. Also, certain Level 3 instruments are risk managed with securities and derivative instruments which are classified within Level 1 or Level 2 of the valuation hierarchy, and thus the gains and losses in the table below do not reflect the effect of risk management activities related to these instruments.

Three Months Ended June 30
			Commercial
	Securities		Real Estate	Mortgage	Net Derivative
	Available for	Trading	Loans Held for	Servicing	Assets/	Principal
(In Millions)	Sale(a)	Assets(b)	Sale(c)	Rights (d)	(Liabilities)(e)	Investments(b)	Total

Fair Value, April 1, 2008	$66	$21	$95	$2,312	$13	$757	$3,264

Total gains or losses (realized/unrealized) Included in earnings	7	—	(3)	296	(21)	(1)	278
Included in other comprehensive income	(7)	—	—	—	—	—	(7)
Purchases, issuances, and settlements, net	(1)	(12)	(5)	17	—	5	4
Transfers in to (out of) Level 3	—	(5)	—	—	—	—	(5)

Fair Value, June 30, 2008	$65	$4	$87	$2,625	$(8)	$761	$3,534

Change in unrealized gains or losses included in earnings related to financial instruments still held at June 30, 2008	$—	$—	$(3)	$294	$(27)	$2	$266

Six Months Ended June 30
			Commercial
	Securities Available	Trading	Real Estate Loans Held	Mortgage Servicing	Net Derivative Assets/	Principal
(In Millions)	for Sale(a)	Assets(b)	for Sale(c)	Rights (d)	(Liabilities)(e)	Investments(b)	Total

Fair Value, January 1, 2008	$63	$17	$96	$2,526	$(7)	$776	$3,471
Total gains or losses (realized/unrealized) Included in earnings	13	(1)	(4)	80	(1)	14	101
Included in other comprehensive income	(6)	—	—	—	—	—	(6)
Purchases, issuances, and settlements, net	(5)	(7)	(5)	19	—	(29)	(27)
Transfers in to/out of Level 3	—	(5)	—	—	—	—	(5)

Fair Value, June 30, 2008	$65	$4	$87	$2,625	$(8)	$761	$3,534

Change in unrealized gains or losses included in earnings related to financial instruments still held at June 30, 2008	$—	$—	$(4)	$82	$(46)	$—	$32

(a)	Realized gains and losses are reported within Securities Gains (Losses), Net, Taxable Securities Interest Income, and Loan Sale Revenue. Unrealized gains and losses are reported within Accumulated Other Comprehensive Income.

(b)	Realized and unrealized gains and losses are reported within Other Noninterest Income.

(c)	Realized and unrealized gains and losses are reported within Loan Sale Revenue.

(d)	Realized and unrealized gains and losses are reported within Loan Servicing Revenue.

(e)	Realized and unrealized gains and losses related to interest rate lock commitment derivatives are reported within Loan Sale Revenue. Realized and unrealized gains and losses on other Level 3 derivatives are included in Derivative gains/(losses). Total Level 3 derivatives have been netted for presentation purposes only.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis: Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Financial instruments typically subject to nonrecurring fair value measurements include loans measured for impairment under SFAS 114, loans held for sale which are carried at the lower of cost or market, and servicing assets which are carried at the lower of amortized cost or market. Assets and liabilities subject to nonrecurring fair value measurements are not included in the tables above. Fair value adjustments for these items typically occur when there is evidence of impairment. During the three and six months ended June 30, 2008, net nonrecurring fair value losses of $53 million and $101 million, respectively, were recorded within the provision for loan losses on loans measured for impairment under SFAS 114 using either the observable market price of the loan or the fair value of the collateral. Of the net losses recorded during the second quarter and first six months of 2008, $49 million and $93 million, respectively, were determined primarily based on appraised values for the underlying collateral, or if the loan was not collateral dependent, on the estimated enterprise value using earnings multiples for comparable companies taking into consideration current market conditions and other factors and are considered Level 2 measurements. The remaining $4 million and $8 million of net losses for the second quarter and first six months of 2008, respectively, were determined based on management’s estimate of the value of receivables and inventory and are considered Level 3 measurements. Also during the three-month period ended June 30, 2008, a nonrecurring fair value loss of $2 million was recognized on an asset-backed security classified in the held-to-maturity securities portfolio. The loss was estimated based on the market price of comparable securities and is considered a Level 2 measurement.
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
Net interest income is presented in the segment results on a tax-equivalent basis. Assets and liabilities within each business unit are match funded, and interest-rate risk is centrally managed as part of investment funding activities. Net interest income of each segment also includes interest earned on securitized loans which, for management reporting purposes, continue to be reflected as owned by the business that manages those assets. Interest income and funding costs associated with securitized loans are eliminated within Parent & Other. The provision for loan losses is assigned to each segment based upon the required allowance for loan losses of each segment. Noninterest income, as well as certain operating expenses, can generally be directly identified with a specific business. Indirect expenses are allocated to each segment based on various methodologies to estimate usage. Income tax expense is assigned to each segment using a standard rate which considers federal, state and local income taxes. Adjustments to reconcile the segments’ income tax expense to the consolidated income tax expense are recorded within Parent and Other. Goodwill is assigned to each segment based on the fair value that each acquired business added to each segment in relation to the total acquisition cost. A risk-based methodology is used to allocate capital to the segments.
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
Selected financial information by line of business follows. For further discussion on the segments’ results see the Financial Review section.

		Commercial	Commercial
	Retail	Banking —	Banking —	Mortgage	Asset	Parent	Consolidated
(In Millions)	Banking	Regional	National	Banking	Management	and Other	Total

Three months ended June 30, 2008
Net interest income (expense)(a)	$627	$237	$108	$70	$31	$(52)	$1,021
Provision for loan losses	144	193	87	350	4	814	1,592

Net interest income (expense) after provision	483	44	21	(280)	27	(866)	(571)
Noninterest income	317	68	85	(133)	94	—	431
Noninterest expense	548	1,228	112	190	89	110	2,277

Income (loss) before taxes	252	(1,116)	(6)	(603)	32	(976)	(2,417)
Income tax expense (benefit)(a)	101	(13)	(1)	(228)	12	(532)	(661)

Net income (loss)	$151	$(1,103)	$(5)	$(375)	$20	$(444)	$(1,756)

Average assets	$33	$40	$19	$18	$4	$40	$154
Intersegment (expense) revenue	(1)	—	9	7	—	(15)	—

Three months ended June 30, 2007
Net interest income(a)	$549	$276	$116	$94	$35	$26	$1,096
Provision (benefit) for loan losses	58	38	(2)	12	2	37	145

Net interest income (expense) after provision	491	238	118	82	33	(11)	951
Noninterest income	301	60	114	156	100	33	764
Noninterest expense	475	137	107	200	86	181	1,186

Income (loss) before taxes	317	161	125	38	47	(159)	529
Income tax expense (benefit)(a)	124	61	47	14	18	(82)	182

Net income (loss)	$193	$100	$78	$24	$29	$(77)	$347

Average assets	$28	$36	$17	$19	$4	$35	$139
Intersegment (expense) revenue	(1)	(1)	9	8	2	(17)	—

		Commercial	Commercial
	Retail	Banking —	Banking —	Mortgage	Asset	Parent	Consolidated
(In Millions)	Banking	Regional	National	Banking	Management	and Other	Total

Six months ended June 30, 2008
Net interest income (expense)(a)	$1,257	$493	$231	$158	$64	$(113)	$2,090
Provision for loan losses	363	320	105	749	11	1,437	2,985

Net interest income (expense) after provision	894	173	126	(591)	53	(1,550)	(895)
Noninterest income	608	128	190	(80)	190	533	1,569
Noninterest expense	1,084	1,367	224	407	180	27	3,289

Income (loss) before taxes	418	(1,066)	92	(1,078)	63	(1,044)	(2,615)
Income tax expense (benefit)(a)	170	7	35	(408)	24	(516)	(688)

Net income (loss)	$248	$(1,073)	$57	$(670)	$39	$(528)	$(1,927)

Average assets	$33	$40	$19	$19	$4	$38	$153
Intersegment (expense) revenue	(1)	—	23	(53)	3	28	—

Six months ended June 30, 2007
Net interest income(a)	$1,088	$560	$236	$175	$69	$86	$2,214
Provision (benefit) for loan losses	122	53	(33)	18	2	105	267

Net interest income (expense) after provision	966	507	269	157	67	(19)	1,947
Noninterest income	568	116	227	222	190	62	1,385
Noninterest expense	937	254	216	383	167	385	2,342

Income (loss) before taxes	597	369	280	(4)	90	(342)	990
Income tax expense (benefit)(a)	234	141	105	(2)	34	(188)	324

Net income (loss)	$363	$228	$175	$(2)	$56	$(154)	$666

Average assets	$28	$35	$17	$18	$4	$36	$138
Intersegment (expense) revenue	(1)	(1)	19	20	5	(42)	—

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.

25. Financial Holding Company
Condensed financial statements of the holding company, which include transactions with subsidiaries, follow:
Balance Sheets

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Assets
Cash and demand balances due from banks	$2,655	$1,279	$665
Loans to and receivables from subsidiaries	2,255	1,110	1,551
Securities	179	205	217
Other investments	24	13	7
Investments in:
Subsidiary banks	18,413	15,026	13,353
Nonbank subsidiaries	703	584	526
Goodwill	105	122	117
Other assets	1,077	996	807

Total Assets	$25,411	$19,335	$17,243

Liabilities and Stockholders’ Equity
Long-term debt	$4,023	$2,868	$2,863
Borrowed funds from subsidiaries	2,527	1,900	1,273
Indemnification liabilities	57	292	—
Accrued expenses and other liabilities	823	867	960

Total liabilities	7,430	5,927	5,096
Stockholders’ equity	17,981	13,408	12,147

Total Liabilities and Stockholders’ Equity	$25,411	$19,335	$17,243

Securities and other investments totaling $94 million at June 30, 2008 were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance include the junior subordinated debt securities payable to the wholly owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $2.4 billion at June 30, 2008. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $358 million at June 30, 2008. Additionally, the holding company guarantees certain financial and indemnification obligations of National City Bank under its memberships with Visa® and Mastercard®. As of June 30, 2008, the holding company had recognized a $57 million liability related to Visa matters discussed in Note 19.
Statements of Income

	Three Months Ended		Six Months Ended
	June 30		June 30
(In Millions)	2008	2007	2008	2007

Income
Dividends from:
Subsidiary banks	$—	$950	$—	$950
Nonbank subsidiaries	—	—	—	—
Interest on loans to subsidiaries	38	25	76	56
Interest and dividends on securities	1	1	2	3
Securities gains (losses), net	—	1	(2)	1
Derivative gains, net	35	1	9	—
Other income	6	10	12	15

Total Income	80	988	97	1,025

Expense
Interest on debt and other borrowings	80	58	171	108
Other expense	9	37	5	73

Total Expense	89	95	176	181

(Loss) income before taxes and equity in undistributed net (loss) income of subsidiaries	(9)	893	(79)	844
Income tax benefit	(124)	(5)	(75)	(21)

Income before equity in undistributed net income (loss) of subsidiaries	115	898	(4)	865
Equity in undistributed net loss of subsidiaries	(1,871)	(551)	(1,923)	(199)

Net (Loss) Income	$(1,756)	$347	$(1,927)	$666

Statements of Cash Flows

	Six Months Ended
	June 30
(In Millions)	2008	2007

Operating Activities
Net (loss) income	$(1,927)	$666
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss of subsidiaries	1,923	199
(Increase) decrease in receivables from subsidiaries	(175)	1,547
Other (gains) losses, net	(31)	17
Decrease in accrued expenses and other liabilities	(124)	(36)
Excess tax benefit for share based payments	—	(12)
Increase in tax receivable	(158)	(144)
Other, net	83	121

Net cash (used in) provided by operating activities	(409)	2,358

Investing Activities
Purchases of securities	(58)	(53)
Proceeds from sales and maturities of securities	77	62
Net change in other investments	(10)	185
Principal collected on loans to subsidiaries	36	258
Net cash paid for acquisitions	—	(506)
Loans to subsidiaries	(1,007)	(302)
Investments in subsidiaries	(5,701)	(27)
Returns of investment from subsidiaries	9	4

Net cash used in investing activities	(6,654)	(379)

Financing Activities
Intercompany borrowings, net	123	—
Issuance of long-term debt	1,887	1,085
Repayment of long-term debt	(300)	(195)
Excess tax benefit for share based payments	—	12
Dividends paid	(155)	(487)
Issuances of common and preferred stock, net of issuance costs	6,956	161
Repurchases of common stock	—	(3,205)
Net premiums paid for purchased call option and issuance of warrants	(173)	—
Other financing activities, net	101	—

Net cash provided by (used) in financing activities	8,439	(2,629)

Increase (decrease) in cash and demand balances due from banks	1,376	(650)
Cash and demand balances due from banks, January 1	1,279	1,315

Cash and Demand Balances Due from Banks, June 30	$2,655	$665

Supplemental Information
Cash paid for interest	$125	$110
Non-cash return of capital from bank subsidiary	240	—
Common shares and stock options issued for acquisitions	—	492

Retained earnings of the holding company included $6.4 billion, $8.4 billion, and $8.8 billion of equity in undistributed net income of subsidiaries at June 30, 2008, December 31, 2007, and June, 2007, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL REVIEW
This Quarterly Report contains forward-looking statements. See page 96 for a discussion of the risks and uncertainties associated with forward-looking statements. The Financial Review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) as of June 30, 2008 and for the three and six months ended June 30, 2008. The Financial Review should be read in conjunction with the accompanying Consolidated Financial Statements and notes presented on pages 4 through 64.
The Corporation had a net loss of $1.8 billion in the second quarter of 2008, $171 million in the first quarter of 2008, and net income of $347 million in the second quarter a year ago. For the first half of the year, the net loss was $1.9 billion in 2008 versus net income of $666 million in 2007. The quarter and year-to-date net loss was mainly driven by actions to increase loan loss reserves for liquidating portfolios and a non-cash goodwill impairment charge of $1.1 billion. The second quarter provision for loan losses was $1.6 billion, of which $1.0 billion pertained to liquidating loan portfolios of brokered home equity, nonprime mortgage and construction loans to individuals. On a year-to-date basis, the provision for loan losses was $3.0 billion in the first half of 2008, inclusive of $2.0 billion for liquidating portfolios, compared to $267 million in the first half of 2007. Loans 90 days past due declined compared to March 31, 2008 primarily due to lower levels of delinquent nonprime mortgage loans as this portfolio continues to run-off. Nonperforming assets were $3.1 billion at June 30, 2008, up 14% from March 31, 2008, with the growth primarily in mortgage and broker-sourced home equity loans, as well as commercial construction loans to residential real estate developers. The allowance for loan losses was $3.4 billion or 3.03% of portfolio loans, at June 30, 2008 compared to $2.6 billion, or 2.23% of portfolio loans, as of March 31, 2008.
Tax-equivalent net interest income was $1.0 billion for the second quarter of 2008, down about 5% compared to the immediately preceding quarter, and down 7% compared to the second quarter a year ago due to a lower net interest margin. Net interest margin was 2.97% in the second quarter of 2008, 3.18% in the first quarter of 2008, and 3.59% in the second quarter a year ago. The lower margin in the second quarter of 2008 reflects higher levels of nonperforming loans, as well as lower interest rates which moved loan yields more than funding costs. On a year-to-date basis, tax-equivalent net interest income was $2.1 billion for the first half of 2008, down 6% compared to the prior year. Net interest margin was 3.08% in the first half of 2008 and 3.64% in the first half of 2007. The lower margin in 2008 is attributable to the same factors previously described.
Noninterest income was $431 million in the second quarter of 2008, compared to $1.1 billion in the preceding quarter, and $764 million in the second quarter a year ago. On a year-to-date basis, noninterest income was $1.6 billion in the first half of 2008 compared to $1.4 billion for the first half of 2007. The decline in second quarter 2008 resulted from mortgage servicing right hedging losses of $146 million, a provision for mortgage recourse losses of $215 million, and a $532 million gain on the redemption of Visa shares in the prior period. Deposit service fees were $260 million in the second quarter of 2008, up 13% compared to the preceding quarter, and 17% compared to the second quarter a year ago. The growth compared to the preceding quarter reflects higher fee generating transaction volume. Compared to a year ago, the growth is driven by increases in the number of deposit accounts, including the effect of an acquisition in late 2007.
Noninterest expense for the second quarter of 2008 was $2.3 billion in the second quarter of 2008, $1.0 billion in the first quarter of 2008, and $1.2 billion in the second quarter a year ago. On a year-to-date basis, noninterest expense was $3.3 billion in the first half of 2008 compared to $2.3 billion in the first half of 2007. During the second quarter of 2008 a goodwill impairment charge of $1.1 billion was recorded related to previous acquisitions. The first quarter of 2008 benefited from the release of $240 million of Visa indemnification liabilities. Foreclosure costs in the second quarter of 2008 increased to $61 million, up $12 million from the immediately preceding quarter, and $48 million from the second quarter a year ago. Personnel costs decreased with reductions in staffing and lower business volumes.
Total stockholders’ equity was $18.0 billion at June 30, 2008 and tangible stockholders’ equity was $13.3 billion, up $5.9 billion compared to March 31, 2008. During the second quarter, the Corporation raised $7 billion of new equity capital by issuing common and contingently convertible preferred stock. The contingently convertible shares will automatically convert into common shares five business days after shareholder approval. The shareholder meeting is scheduled for September 15, 2008. The Corporation’s Tier 1, total risk-based capital, and leverage ratios were 11.06%, 14.87% and 10.33%, respectively, at June 30, 2008. These ratios are significantly in excess of the well-capitalized minimum Tier 1 and leverage ratios of 6.5% and 5%, respectively, and the highest among large U.S. banks.
RESULTS OF OPERATIONS
Net Interest Income
This section should be read in conjunction with the daily average balances/net interest income/rates tables presented on pages 98-100.
Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for federal income tax purposes. To compare the tax-exempt asset yields to taxable yields, interest amounts earned are adjusted to the pretax-equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustment to net interest income was $6 million and $14 million for the second quarter and first six months of 2008, respectively, and $7 million and $15 million for the second quarter and first six months of 2007, respectively.
Tax-equivalent net interest income was $1.0 billion and $2.1 billion for the second quarter and first six months of 2008, respectively, down minimally from $1.1 billion and $2.2 billion for the same periods of 2007, respectively. Tax-equivalent net interest income for the second quarter of 2008 was down slightly from the preceding quarter. Net interest margin was 2.97% in the second quarter of 2008, down from 3.18% in the preceding quarter, and 3.59% in the second quarter of 2007. Net interest margin was 3.08% and 3.64% for the first six months of 2008 and 2007, respectively.

The decline in tax-equivalent net interest income prior periods was due to a lower net interest margin, which reflects higher levels of nonperforming loans, as well as lower interest rates that have moved loan yields more than the change in the funding costs.
Further discussion of trends in the loan portfolio and detail on the mix of funding sources is included in the Financial Condition section beginning on page 74.
Noninterest Income
Details of noninterest income follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

Deposit service charges and fees	$260	$230	$223	$490	$427
Loan sale (loss)/revenue	(94)	89	110	(5)	185
Trust and investment management fees	81	80	84	161	158
Derivatives gains/(losses)	57	(49)	(7)	8	(30)
Brokerage revenue	48	48	54	96	94
Loan servicing (loss)/revenue	(47)	16	96	(31)	128
Leasing revenue	34	35	46	69	101
Insurance revenue	33	33	35	66	69
Card-related fees	33	32	29	65	61
Other service fees	27	33	33	60	68
Securities (losses)/gains	(11)	515	(1)	504	26
Principal investment (losses)/gains, net	(2)	15	20	13	30
Other	12	61	42	73	68

Total noninterest income	$431	$1,138	$764	$1,569	$1,385

Deposit service revenue increased by $30 million, or 13% on a linked-quarter basis and by $37 million, or 17% on a year-over-year bases. On a year-to-date basis, deposit service charges increased by $63 million, or 15%. The increase from the linked-quarter reflects higher fee generating transaction volumes as the first quarter of the year generally has seasonally lower volumes of overdraft and nonsufficient funds transactions. The increase from the prior year reflects continued growth in the number of deposit accounts, including the effect the MAF Bancorp acquisition in late 2007. Core deposits, excluding escrow funds, grew to $84.3 billion at June 30, 2008, up from $83.2 billion at March 31, 2008 and $74.0 billion at June 30, 2007.
Loan sale revenue includes gains/(losses) realized upon loan sale or securitization, fair value adjustments on loans held for sale and derivative gains/(losses) for hedges of mortgage loans and mortgage loan commitments. Revenue by loan type is shown below:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

Residential real estate	$(108)	$67	$94	$(41)	$141
Commercial loans	18	18	10	36	26
Other consumer loans	(4)	4	6	—	18

Total loan sale (loss)/revenue	$(94)	$89	$110	$(5)	$185

On January 1, 2008, the Corporation elected the fair value option for residential and commercial real estate loans held for sale. Previously, these loans were carried at the lower-of-cost or fair value after consideration of any SFAS 133 valuation adjustments. Interest rate risk related to these loans is hedged with derivative instruments and application of the fair value option allows for both the loans and the derivatives to be carried at fair value without the need to qualify for hedge accounting under SFAS 133. This election was applied to existing residential and commercial real estate loans held for sale as of January 1, 2008 with the carrying value of the existing loans adjusted to fair value through a cumulative-effect adjustment to beginning retained earnings. In 2008, all new originations or purchases of residential or commercial real estate loans held for sale are recorded at fair value with changes in fair value recognized in earnings each period. This election will accelerate the recognition of some loan sale gains/(losses) which previously were recognized at the time of sale. In addition, the servicing value of loans held for sale can now be considered in the loan’s fair value. Previously, the servicing value related to loans held for sale was recognized at the date of sale. This accounting change increased the fair value of loans held for sale at June 30, 2008 by $31 million.

Residential real estate loan sale (loss) revenue was $(108) million during the second quarter of 2008 resulting from a provision for potential recourse losses of $187 million related to potential repurchases of mortgage and home equity installment loans. Compared to the year ago quarter, loan sale revenue decreased due to lower originations as the Corporation exited certain products and origination channels, as well as the larger provision for potential recourse losses. Fair value (losses)/gains recognized in the second quarter of 2008 on residential real estate and commercial real estate loans held for sale were $(22) million and $177 thousand, respectively. Fair value (losses)/gains recognized during the first six months of 2008 on residential real estate and commercial real estate loans held for sale were $(61) million and $(5) million, respectively. In prior periods, fair value write-downs were recognized when market value was lower than the carrying value. Loan sale revenue decreased on a year-to-date basis due to the same reasons. In the first six months of 2007, a fair value writedown of $23 million was recognized on nonprime mortgage loans.
In 2008, other consumer loan sales were limited to credit card securitization income and student loan sales. Prior year’s activity included sales of home equity lines of credit, which ceased in the last half of 2007. Other consumer loan sale revenue was a loss during as the second quarter of 2008 as a result of a $28 million provision for potential recourse losses on sold home equity lines of credit. During the second quarter of 2008, a $374 million credit card securitization was completed. A gain of $12 million was recognized on this transaction. Student loan sale revenue declined by $11 million compared to the second quarter a year ago.
The Corporation utilizes derivative instruments to hedge the interest rate risk associated with certain assets and liabilities or certain forecasted cash flows. Derivatives also are embedded within certain contracts. Derivative gains/(losses) includes the change in fair value of these instructions as well as ineffective hedge gains (losses) on derivatives designated in SFAS 133 qualifying hedges. Derivatives used to hedge mortgage loans held for sale and MSRs are separately presented within loan sale revenue and loan servicing revenue, respectively. In the second quarter of 2008, derivative gains included a net $42 million gain associated with certain terms embedded within the warrants and preferred stock issued during the quarter. Derivatives gains of $23 million were also recognized on derivatives held for trading purposes during the second quarter of 2008. In the first quarter of 2008, net losses of $53 million were recognized on derivatives held for trading and interest-rate risk management purposes, partially offset by a $4 million gain on derivatives held to hedge certain fair values. During the second quarter of 2007, net gains of $4 million were recognized on derivatives held for trading and interest-rate risk management purposes, partially offset by a $7 million loss on derivatives held to hedge certain fair values.
Brokerage revenue decreased compared to the second quarter of 2007 due to lower brokerage commissions and advisory fees. Leasing revenue declined versus the period periods due to continued run-off of the leased automobile portfolio. Other service fees decreased compared to the prior periods due to a decrease in loan syndications.
Loan servicing revenue includes net contractual servicing fees, late fees, ancillary fees, servicing asset valuation adjustments, and gains or losses on derivatives and securities utilized to hedge mortgage servicing assets. The components of loan servicing revenue by product type follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

Residential real estate	$(89)	$(26)	$49	$(115)	$43
Commercial loans	2	3	3	5	7
Other consumer loans	40	39	44	79	78

Total loan servicing (loss)/revenue	$(47)	$16	$96	$(31)	$128

The components of residential real estate (mortgage) loan servicing (loss)/revenue are as follows:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

Net contractual servicing fees	$141	$143	$128	$284	$257
Servicing asset time decay and payoffs	(84)	(110)	(89)	(194)	(175)
MSR hedging (losses)/gains:
Servicing asset valuation changes	297	(216)	315	81	260
(Losses)/gains on related derivatives	(443)	157	(305)	(286)	(299)

Net MSR hedging (losses)/gains	(146)	(59)	10	(205)	(39)

Total mortgage servicing (loss)/revenue	$(89)	$(26)	$49	$(115)	$43

The Corporation typically retains the right to service the mortgage loans it sells. Upon sale, the Corporation recognizes a mortgage servicing right (MSR), which represents the present value of the estimated net servicing cash flows to be realized over the estimated life of the underlying loan. The carrying value of MSRs was $2.6 billion at June 30, 2008, $2.3 billion at March 31, 2008, and $2.5 billion at June 30, 2007. The value of MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of MSRs. The Corporation manages the risk associated with declines in the value of MSRs using derivative instruments and securities. Unrealized net gains associated with derivatives utilized to hedge MSRs were $298 million as of June 30, 2008. The ultimate realization of these gains can be affected by changes in interest rates, which may increase or decrease the ultimate cash settlement of these instruments.
Residential real estate servicing revenue decreased in the second quarter of 2008 due to larger MSR hedging losses. Net MSR hedging losses were $(146) million in the first quarter of 2008, compared to losses of $(59) million in the first quarter of 2008 and gains of $10 million in the second quarter a year ago. On a year-to-date basis, net MSR hedging losses were $205 million in 2008 versus $39 million in 2007. Mortgage loans serviced for others decreased to $176.5 billion at June 30, 2008, versus $177.9 billion at March 31, 2008, and $167.4 billion at June 30, 2007. The quarterly decrease in loans serviced for others resulted from lower loan production. Other consumer loans servicing revenue was comparable to the preceding quarter but declined compared to the second quarter a year ago as management ceased the production of broker-originated home equity loans and lines of credit in late 2007. As such, the serviced portfolio of home equity loans is expected to decrease in future periods.
Security losses for the second quarter of 2008 included other-than-temporary impairment losses of $29 million recorded on securities backed by subprime mortgage loans, notes issued by financial institutions and other corporations, and preferred stock issued by certain government sponsored entities. Partially offsetting these impairment losses were $18 million of realized gains on the partial redemption of MasterCard shares. Security gains for the first quarter of 2008 included a $532 million gain from the redemption of Visa Class B common shares, partially offset by another-than-temporary impairment loss of approximately $16 million on certain asset-backed securities. During the second quarter of 2007, a small impairment loss was recorded on retained interests from credit card securitizations.
Principal investments represent direct investments in private and public companies and indirect investments in private equity funds. Principal investments are carried at fair value. Gains/(losses) represent both market value adjustments and realized gains/(losses) from sales of these investments. Principal investment results can vary from period to period due to changes in fair value and decisions to sell versus hold various investments.
Other noninterest income for the second quarter of 2008 included $9 million of foreign currency exchange losses, compared to $27 million of gains in the first quarter of 2008, and $9 million of gains in the second quarter a year ago. Foreign currency translation gains /(losses) arise from foreign currencies maintained for customer transactions, as well as certain assets and liabilities denominated in foreign currencies. There were no other significant or unusual items in noninterest income in any of the periods presented above.
Noninterest Expense
Details of noninterest expense follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

Impairment, fraud, and other losses	$1,098	$(197)	$14	$901	$20
Salaries, benefits, and other personnel	619	659	642	1,278	1,275
Third-party services	87	82	89	169	175
Net occupancy	84	88	76	172	154
Equipment	80	80	85	160	168
Foreclosure costs	61	49	13	110	23
Marketing and public relations	47	27	45	74	78
Supplies and postage	31	36	33	67	74
Leasing expense	22	25	33	47	67
Intangible asset amortization	20	20	19	40	36
Telecommunications	20	19	19	39	37
Travel and entertainment	18	17	21	35	39
Insurance	17	19	23	36	48
State and local taxes	12	17	23	29	43
Other	61	71	51	132	105

Total noninterest expense	$2,277	$1,012	$1,186	$3,289	$2,342

Included within noninterest expense were acquisition-related integration costs of $13 million for the first and second quarters of 2008, and $20 million for the second quarter of 2007. For the first half of 2008 and 2007, acquisition-related integration costs were $26 million and $36 million, respectively. These costs are expected to decline in future periods as system integration of MAF Bancorp was completed in the first quarter.

Impairment, fraud, and other losses for the second quarter of 2008 included a $1.1 billion goodwill impairment charge. The preceding quarter benefited from the reversal of $240 million of previously established Visa indemnification reserves. The increase in the year-to-date periods is attributable to the goodwill impairment charge, partially offset by the Visa indemnification reversal.
Details of salaries, benefits, and other personnel expense follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(Dollars in Millions)	2008	2008	2007	2008	2007

Salaries and wages	$349	$357	$354	$706	$704
Incentive compensation	147	157	190	304	349
Medical and other benefits	42	40	38	82	79
Payroll taxes	35	48	36	83	85
Contract labor	33	29	35	62	67
Deferred personnel costs	(28)	(24)	(88)	(52)	(163)
Retirement plans	22	31	32	53	69
Stock-based compensation	13	19	22	32	45
Deferred compensation	(8)	(18)	12	(26)	16
Severance and other	14	20	11	34	24

Total salaries, benefits, and other personnel	$619	$659	$642	$1,278	$1,275

Full-time-equivalent employees	30,302	30,841	32,445

Total salaries, benefits, and other personnel costs decreased for the second quarter of 2008 compared to the preceding quarter and the comparable quarter of 2007. Salaries and wages as well as incentive compensation decreased primarily due to reductions in staffing and lower business volumes, particularly in the mortgage business. These factors also drove the year-to-date decline. Payroll taxes declined compared to the first quarter which is seasonal as certain employees reached their taxable limits. Deferred personnel costs decreased compared to the year ago quarter and on a year-over-year basis due to loan origination costs no longer being eligible for deferral for commercial and residential real estate loans held for sale as the result of the election to carry these loans at fair value. These costs, which would have been deferred until the date of sale in prior periods, are now expensed as incurred and were $26 million and $61 million for the three and six months ended June 30, 2008, respectively.
Retirement plan expense decreased compared to prior periods due to termination of a benefit plan associated with a previous acquisition. The year-to-date decline is also due to the plan termination. Stock-based compensation costs decreased from the prior year due to increased forfeitures of awards, primarily resulting from headcount reductions. Additionally, compensation costs associated with recent awards declined due to the lower market value of the Corporation’s common stock on the date of grant. Deferred compensation costs, which represent market value adjustments on deferred compensation liabilities, declined for the year-to-date period of 2008 compared to 2007 due to decreases in the indices used to value the accounts. Severance costs increased on a year-to-date basis primarily due to mortgage restructuring actions.
Net occupancy costs have increased on a year-to-date basis primarily due to costs associated with branches and other properties obtained in a late 2007 acquisition. In addition, the Corporation outsourced its real estate management function in 2008.
Foreclosure costs relate to properties obtained in satisfaction of a defaulted loan and include maintenance costs, fair value write-downs and gain/losses realized upon sale. These costs increased from prior periods due to more properties in foreclosure, as well as overall deterioration in the housing values resulting in increased fair value write-downs and realized losses upon sale.
Marketing and public relations costs are lower in the first quarter of the year due to a lower volume of advertising activities during this period. Leasing expense has declined compared to prior periods due to continued run-off of leased automobiles. Insurance costs have decreased on a year-to-date basis as certain reinsurance arrangements reached their policy limits during the first quarter of 2008. State and local taxes declined compared to the second quarter a year ago primarily due to lower taxes in Ohio, attributable to a decrease in taxable capital, and Michigan, which reflects a change in tax law as well as confirmed tax credits.
Other noninterest expense increased in the first half of 2008 due to higher amortization of community development investments, collection fees and third party loan origination costs. As previously described, loan origination costs are no longer eligible for deferral as management elected to carry certain loans held for sale at fair value as of the beginning of 2008.
Income Taxes
The effective tax rate was 28% in the second quarter of 2008, 17% in the first quarter of 2008 and 34% in the second quarter of 2007. The estimated effective tax rate for the full year is 26%. The Corporation’s estimated effective tax rate for the year is lower than the statutory rate due to nondeductible goodwill impairment, partially offset by the favorable effects of fixed amounts of tax credits, tax exempt income, and other favorable adjustments. In addition, the Corporation is assessed franchise tax in certain states rather than an income-based tax. Franchise taxes are classified within noninterest expense.
Line of Business Results
The Corporation’s businesses are organized by product and service offerings as well as the distribution channels through which these products and services are offered. The Corporation has five reportable segments: Retail Banking, Commercial Banking-Regional, Commercial Banking-National, Mortgage Banking, and Asset Management. Further discussion of the activities of each of these businesses is presented in Note 24. All revenues and expenses not directly associated with or allocated to these segments are reported within Parent and Other. Parent and Other also includes revenues and expenses associated with discontinued or exited products or origination channels. In 2008, the liquidating portfolio associated with the former National Home Equity unit was reclassified to Parent and Other, consistent with the way this portfolio is now managed. Prior periods’ results have been restated to conform with the current presentation. Summary results of operations for each business and related management discussion follows. Net interest income/(expense) shown in the tables below is presented on a tax-equivalent basis.
Retail Banking: This business provides banking products and services to consumers and small businesses within National City’s nine-state footprint.

	Three Months Ended			Six Month Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

Net interest income	$627	$630	$549	$1,257	$1,088
Provision for loan losses	144	219	58	363	122
Noninterest income	317	290	301	608	568
Noninterest expense	548	536	475	1,084	937
Net income	$151	$97	$193	$248	$363

Net interest income was about equal to the preceding quarter as growth in deposit balances substantially offset the effect of narrower lending spreads. Net interest income grew compared to the second quarter a year ago on higher average loans and deposits. Average core deposits were $75.0 billion for the second quarter of 2008, up approximately 4% compared to the preceding quarter, and up 19% compared to the second quarter of 2007. Average loans outstanding were $27.8 billion in the second quarter of 2008, about equal to the first quarter of 2008, and up 15% compared to the second quarter a year ago. Continued household growth and expansion, along with a late 2007 acquisition, drove the increase in both deposits and loans.
The provision for loan losses decreased compared to the first quarter of 2008. The first quarter provision increased the allowance for loan losses as a result of further deterioration in certain consumer loan portfolios. In the second quarter, loss expectations stabilized, resulting in a lower provision, albeit at a level noticeably higher than 2007. Net charge-offs were $109 million in the second quarter of 2008, $119 million in the first quarter of 2008, and $52 million in the second quarter a year earlier. On a year-to-date basis, net charge-offs were $228 million in 2008 compared to $111 million in 2007.
Noninterest income increased compared to the preceding quarter due primarily to higher deposit service fees including debit card, overdraft and nonsufficient funds transactions. The first quarter of the year generally has lower volumes of these types of transactions. Noninterest income grew compared to the second quarter a year ago primarily due to higher deposit fees associated with a larger deposit base, partially offset by lower student loan sales. Loan sales revenue was $4 million in the second quarter of 2008 compared to $15 million in the second quarter of 2007, with no such sales in the first quarter of this year. Noninterest expense was relatively stable to the first quarter of 2008. Noninterest expense increased compared to the second quarter last year mainly due to costs of additional employees and new branches associated with a late 2007 acquisition.
As of June 30, 2008, Retail Banking operated 1,437 branches and 2,194 automated teller machines in nine states.
Commercial Banking — Regional: This business provides banking products and services to large and medium-sized companies within National City’s nine-state footprint.

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

Net interest income	$237	$256	$276	$493	$560
Provision for loan losses	193	127	38	320	53
Noninterest income	68	60	60	128	116
Noninterest expense	1,228	139	137	1,367	254
Net (loss) income	$(1,103)	$30	$100	$(1,073)	$228

Net interest income decreased compared to prior periods mainly due to higher funding costs, higher nonperforming assets, and lower deposit spread revenue. Average loans outstanding grew to $37.2 billion in the second quarter of 2008, up modestly from first quarter 2008, and up 14% compared to the second quarter a year ago. Loan growth was driven by higher business volumes, expansion into new markets and a late 2007 acquisition. Deposit spread revenue declined due to both lower balances and compressed margins. Average total deposits were $13.1 billion in the second quarter of 2008, down 12% from first quarter 2008, and 18% from second quarter 2007. Deposit spread revenue is down 2% from first quarter 2008 and 22% from second quarter 2007.
The provision for loan losses increased compared to prior periods due to higher expected credit losses, driven by the declining real estate values. Commercial developers of residential real estate within our banking footprint have been adversely affected by the declining housing markets, particularly in Florida. Net charge-offs were $70 million in the second quarter of 2008, up from $30 million in the preceding quarter, and $4 million in the second quarter a year ago. On a year-to-date basis, net charge-offs were $99 million and $8 million in the first half of 2008 and 2007, respectively. The provision for loan losses for the first half of 2007 also benefited from modifications to the underlying loss factors used to calculate the allowance, driven in part by a refinement in the method of allocation recoveries on previously charged-off commercial and commercial real estate loans.
Noninterest income grew compared to the prior periods mostly due to higher cash management service charges, partially offset by lower foreign exchange. Noninterest expense for the second quarter of 2008 included a $1.1 billion impairment of goodwill associated with previous acquisitions. Excluding this impairment loss, noninterest expense was relatively stable compared to prior periods.
Commercial Banking — National: This business provides banking products and services to targeted customer segments in selected industries or distribution channels, as well as to corporate customers outside of National City’s branch footprint.

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

Net interest income	$108	$124	$116	$231	$236
Provision/(benefit) for loan losses	87	18	(2)	105	(33)
Noninterest income	85	105	114	190	227
Noninterest expense	112	111	107	224	216
Net (loss) income	$(5)	$62	$78	$57	$175

Net interest income decreased compared to prior periods primarily due to higher funding costs, higher nonperforming assets and lower deposit balances. Average loans outstanding were $17.0 billion in the second quarter of 2008, down modestly from the first quarter of 2008, and up 14% from the second quarter a year ago. The increase in loans was driven largely by growth in leasing and commercial real estate balances. Average total deposits were $2.4 billion for the second quarter of 2008, down 8% from the first quarter, and 19% from the second quarter a year ago, due primarily to a decline in non-core balances.
The provision for loan losses increased compared to prior periods due to higher expected credit losses, driven primarily by declining real estate values. Net charge-offs were $20 million in the second quarter of 2008, $13 million in the preceding quarter, and $10 million in the second quarter a year ago. In the prior year, a reversal of provision for loan losses occurred due to modifications to the method of allocating recoveries to the underlying loss factors.
Noninterest income decreased due to lower principal investment gains and capital markets fees, in addition to small losses recognized on certain securities during the second quarter of 2008. Principal investment (losses)/gains were $(1) million in the second quarter of 2008, $15 million in the first quarter of 2008, and $20 million in the second quarter of 2007. In addition, an impairment loss of $2 million was recognized on certain securities during the second quarter of 2008. On a year-to-date basis, noninterest income decreased due to lower principal investment gains, as well as a reduction in lease rental income, lower capital markets fees, and the previously described impairment loss on securities. Noninterest expense for the second quarter of 2008 was relatively stable compared to prior periods.
Mortgage Banking: This business originates and services residential mortgages within National City’s banking footprint and on a nationwide basis. Since early 2008 production has been limited to mortgage loans readily salable to government sponsored entities, such as the Government National Mortgage Association, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Banks. Broker-sourced production channels were eliminated in the second half of 2007.

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

Net interest income	$70	$87	$94	$158	$175
Provision for loan losses	350	399	12	749	18
Noninterest income	(133)	54	156	(80)	222
Noninterest expense	190	217	200	407	383
Net (loss)income	$(375)	$(295)	$24	$(670)	$(2)

Net interest income decreased compared to prior periods due to lower loans held for sale, higher nonperforming construction loans, and narrower spreads. Average loans were $14.4 billion in the second quarter of 2008, down $1.7 billion compared to the first quarter of 2008, and down $1.3 billion versus the second quarter a year ago. Loans held for sale have declined with production curtailments and less time spent in the warehouse. At the same time, portfolio loans increased since late 2007 resulting from transfers of loans which had been originated for sale but could not be sold due to adverse market conditions.
The provision for loan losses declined relative to the preceding quarter. The first quarter provision increased the allowance for loan losses as a result of further deterioration in certain mortgage loan portfolios. In the second quarter, loss expectations began to stabilize, albeit at relatively high levels when compared to prior periods. Net charge-offs grew to $250 million in the second quarter of 2008, up from $114 million in the first quarter of 2008, and $5 million in the second quarter a year ago. The higher net charge-offs compared to the first quarter resulted from higher projected loss severities applied to residential construction loans based on recent foreclosure activities. On a year-to-date basis, net charge-offs were $364 million in 2008 versus $9 million in 2007.
Noninterest income was a net loss in the second quarter of 2008 due to lower loan sales, a larger provision for expected recourse losses on loan repurchases, and net losses from mortgage servicing right (MSR) hedging. Net loan sale (loss) revenue was $(62) million in the second quarter of 2008, $74 million in the first quarter of 2008, and $77 million in the second quarter a year ago. A provision for expected recourse losses on mortgage loan repurchases of $142 million was recorded in the second quarter of 2008. Management expects that future periods will experience a higher volume of requests from investors to repurchase defaulted loans. Further, higher estimated losses are expected on these repurchases due to declining real estate values. On a year-to-date basis, loan sale revenue was $12 million in the first half of 2008, compared to $130 million in the first half of 2007, with the decrease driven by previously described provision for expected recourse losses, as well as lower production volumes.
Loan servicing (loss)/revenue was $(89) million in the second quarter of 2008, $(26) million in the first quarter of 2008 and $49 million in the second quarter a year ago. Loan servicing revenue includes net MSR hedging (losses)/gains of $(146) million in the second quarter of 2008, $(59) million in the first quarter of 2008, and $10 million in the second quarter a year ago. On a year-to-date basis, loan servicing (loss) revenue was $(115) million in the first half of 2008, inclusive of $205 million of MSR hedging losses. For the first half of 2007, loan servicing revenue was $43 million, including $39 million of MSR hedging losses. The unpaid principal balance associated with loans serviced for others was $176.5 billion at June 30, 2008, compared to $177.9 billion at March 31, 2008, and $167.4 billion at June 30, 2007. The decline in loans serviced for others reflects lower volumes of loans sold as well as higher volumes of foreclosures and repurchases within the serviced portfolio.
Noninterest expense decreased compared to the preceding quarter and second quarter a year ago primarily due to lower staffing levels. Full-time equivalent employees were 4,502 at June 30, 2008, down from 4,753 at March 31, 2008 and 7,128 at June 30, 2007. Management has taken action to manage staffing consistent with lower production levels. On a year-to-date basis, noninterest expense has increased as lower staff levels were offset by a change in accounting for loan origination costs. In 2008, management elected fair value option for mortgage loans held for sale. In prior years, loan origination costs were deferred until the date of sale and presented within loan sale revenue. In 2008, with the adoption of fair value for mortgage loans held for sale, these costs are now expensed as incurred which added $61 million to noninterest expense on a year-to-date basis.
Asset Management: This segment includes both institutional asset management and personal wealth management services.

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

Net interest income	$31	$33	$35	$64	$69
Provision for loan losses	4	7	2	11	2
Noninterest income	94	96	100	190	190
Noninterest expense	89	90	86	180	167
Net income	$20	$19	$29	$39	$56

Net interest income was slightly lower than first quarter due primarily to lower loan spreads. Average core deposits were $2.7 billion in the second quarter of 2008, compared to $3.0 billion in the preceding quarter, and $2.7 billion in the second quarter a year ago. Average loans outstanding were $4.0 billion in the second quarter of 2008, approximately equal to the preceding quarter, and up from $3.7 billion in the second quarter a year earlier.
The provision for loan losses was larger in the first half of 2008 compared to the prior year due to weaker credit quality of the loan portfolio. Net charge-offs/(recoveries) were $4 million in the second quarter of 2008, $5 million in the first quarter of 2008, and less than $(1) million in the first quarter a year ago. On a year-to-date basis, net charge-offs were $9 million in the first half of 2008 compared to a small net recovery in the first half of 2007.
Noninterest income decreased compared to second quarter a year ago principally due to lower brokerage commissions and trust fees. Assets under administration were $108.6 billion at June 30, 2008, down from $112.1 billion at March 31, 2008, and $117.4 billion at June 30, 2007. Noninterest expense was relatively stable compared to the first quarter of 2008 and the second quarter a year ago. Noninterest expense for the first half of 2008 increased compared to the prior year primarily due to market expansion investments.
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

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

Net interest (expense) income	$(52)	$(60)	$26	$(113)	$86
Provision for loan losses	814	622	37	1,437	105
Noninterest income	—	533	33	533	62
Noninterest expense	110	(82)	181	27	385
Net loss	$(444)	$(84)	$(77)	$(528)	$(154)

Net interest expense was relatively stable compared to the preceding quarter but increased compared to second quarter a year ago due primarily to lower net interest income from liquidating loan portfolios. Average loans were $16.7 billion in the second quarter of 2008, $18.3 billion in the first quarter of 2008, and $21.2 billion in the second quarter a year ago.
The larger provision for loan losses in 2008 reflects higher expected credit losses for nonprime mortgage and broker-sourced home equity lines and loans. Net charge-offs were $286 million in the second quarter of 2008, $258 million in the preceding quarter, and $26 million in the second quarter a year ago. On a year-to-date basis, net charge-offs were $544 million in the first half of 2008 compared to $85 million in the first half of 2007. The allowance for loan losses was increased to $1.3 billion at June 30, 2008, up from $816 million at March 31, 2008, and $201 million at June 30, 2007.
Noninterest income for the first quarter and first half of 2008 included a nonrecurring gain of $532 million on the partial redemption of Visa Class B shares. Security (losses) gains were $(26) million in the first half of 2008 compared to $26 million in the first half of 2007. Security losses arose in 2008 from other-than-temporary impairment recognized on available for sale securities. Noninterest income for 2007 included nonrecurring revenues associated with the former National Home Equity unit of $18 million in the second quarter and $35 million in the first half of the year.
Noninterest expense for the first quarter and first half of 2008 included a partial release of Visa-related indemnification liabilities of $240 million. Noninterest expense for 2007 included nonrecurring costs associated with the former National Home Equity unit of $27 million in the second quarter and $56 million in the first half of the year.

FINANCIAL CONDITION
This section should also be reviewed in conjunction with the average balance sheets presented on pages 97-100.
Average Earning Assets

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

Portfolio loans
Commercial	$32,299	$31,632	$28,018	$31,965	$27,514
Commercial leases	4,240	4,321	4,061	4,281	4,021
Commercial construction	9,098	9,098	7,854	9,098	7,733
Commercial real estate	14,774	14,770	12,919	14,772	12,948
Residential real estate	27,421	29,146	24,384	28,283	24,052
Home equity lines of credit	18,141	18,096	14,010	18,119	14,208
Credit card and other unsecured lines of credit	3,627	3,715	3,099	3,671	3,059
Other consumer	4,465	4,601	5,344	4,533	5,412

Total portfolio loans	114,065	115,379	99,689	114,722	98,947
Loans held for sale or securitization	3,075	4,494	12,615	3,785	12,194
Securities (at amortized cost)	8,491	8,588	7,143	8,539	7,422
Other	12,124	6,091	2,897	9,107	3,383

Total earning assets	$137,755	$134,552	$122,344	$136,153	$121,946

Average portfolio loans decreased slightly from the previous quarter due to pay downs and charge-offs in the liquidating portfolios, as well as a $374 million credit card securitization during the second quarter of 2008. Average portfolio loans increased by 14% from the year ago quarter primarily due to strong commercial loan growth, loans acquired in recent acquisitions, and the transfer of $7.1 billion of first mortgages, home equity loans and lines of credit from held for sale to portfolio during the last half of 2007. Average portfolio loans increased by 16% during the first half of 2008 over the comparable period a year ago for the same reasons.
The following table summarizes the period-end commercial, commercial leases, commercial construction and commercial real estate portfolios by major industry and exposure to individual borrowers as of June 30, 2008.

	Outstanding	% of	Average Loan	Largest Loan to a Single
(Dollars in Millions)	Balance	Total	Balance Per Obligor	Obligor

Real estate	$19,494	32%	$1.2	$54
Consumer cyclical	9,890	17	1.2	109
Industrial	7,309	12	1.4	125
Consumer noncyclical	6,756	11	.6	47
Basic materials	4,786	8	2.2	71
Financial	4,313	7	2.4	74
Services	2,234	4	.5	121
Energy and utilities	1,191	2	1.5	55
Technology	538	1	3.0	54
Miscellaneous	3,738	6	.4	126

Total	$60,249	100%

Average residential real estate portfolio loan balances by category follow:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

First lien mortgages	$14,096	$14,807	$10,284	$14,452	$10,071
Nonprime mortgages	5,022	5,607	7,709	5,314	7,600
Home equity installment	8,303	8,732	6,391	8,517	6,381

Total residential real estate	$27,421	$29,146	$24,384	$28,283	$24,052

Average residential real estate portfolio balances declined slightly compared to the prior quarter due to continued run-off of the liquidating nonprime and broker-sourced home equity portfolios due to payoffs and charge-offs. Compared to the year ago quarter, residential real estate balances increased due primarily to a recent acquisition as well as the transfer of $4.2 billion of nonsalable loans formerly held for sale. These increases were partially offset by the continued run-off of the liquidating nonprime and broker-sourced mortgage portfolio. Average residential real estate portfolio balances increased during the first six month of 2008 over the comparable period a year ago for the same reasons. Management expects further declines in residential real estate balances throughout the year. Average loans held for sale or securitization decreased due to the transfer of nonsalable first mortgages, home equity loans and lines of credit from held for sale to portfolio during the last half of 2007 and the curtailment of non-agency mortgage loan originations throughout the second half of 2007.
End-of-period securities balances by category follow:

	June 30	March 31	June 30
(In Millions)	2008	2008	2007

U.S. Treasury	$1,055	$1,055	$1,065
Federal agency	154	209	228
Mortgage-backed securities	7,644	6,474	5,101
Asset-backed securities and corporate debt securities	155	183	130
States and political subdivisions	286	306	415
Other	229	190	199

Total amortized cost	$9,523	$8,417	$7,138

Total fair value	$9,404	$8,449	$7,024

Mortgage-backed securities are collateralized primarily by prime residential mortgage loans. At June 30, 2008, approximately $124 million of the mortgage-backed portfolio represented securities collateralized by Alt-A first mortgage loans. Asset-backed securities are primarily collateralized by nonmortgage assets, principally bank and insurance company subordinated debt. The asset-backed portfolio also included $39 million of securities collateralized by home equity loans and lines to nonprime borrowers.
Management values the securities portfolio using observable market prices, when available, or a third-party pricing service or market-maker to determine fair value based on trade activity for the same or similar securities. At June 30, 2008, the securities portfolio had net unrealized losses of $119 million, comprised of gross unrealized gains of $113 million and gross unrealized losses of $232 million. Gross unrealized losses increased from $79 million at December 31, 2007 due to declines in the value of mortgage and asset-backed securities. During the first half of 2008, the value of these types of securities decreased due to an increase in credit spreads and a lack of liquidity in the capital markets. Total unrealized losses at June 30, 2008 on mortgage- and asset-backed securities collateralized by Alt-A first mortgage loans and nonprime home equity loans were $15 million and $4 million, respectively. The remainder of the losses related primarily to investment grade securities secured by prime residential first mortgage loans.
Management evaluates the available-for-sale securities portfolio for possible other-than-temporary impairment on a quarterly basis. During this review, management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into consideration balance sheet management strategies and its view of the market. Management assesses the nature of unrealized losses taking into consideration factors such as changes in the risk-free interest rate, general credit spread trends, market supply and demand, creditworthiness of the issuer, credit enhancements and the quality of the underlying collateral. Other-than-temporary impairment losses of $29 million and $45 million were recognized on certain asset-backed securities and nonprime mortgage-backed securities during the second quarter and first half of 2008, respectively. There were no other-than-temporary impairment losses recognized in the second quarter or first half of 2007.
Excluding these impaired securities, there have been no recent credit downgrades of any mortgage or asset-backed securities with a material unrealized loss in the portfolio by either Standard & Poors or Moody’s Investors Service. For certain securities, management also reviewed the performance of the underlying collateral and considered the securitization structure, but did not find any indication of any security-specific credit concerns. Management believes the primary reason for the unrealized losses on securities is general credit spread trends caused by market concern over the credit quality of residential mortgages, an imbalance between market supply and demand for these securities, and in some instances, an increase in the risk-free interest rate at June 30, 2008 compared to the risk-free rate at the security’s acquisition date. Management has the intent and ability to hold these securities to recovery. Therefore, management concluded that none of the remaining unrealized losses on the securities in the available-for-sale portfolio represented an other-than-temporary impairment as of June 30, 2008.

Average Interest Bearing Liabilities and Funding

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
(In Millions)	2008	2008	2007	2008	2007

Noninterest bearing deposits	$16,858	$16,839	$16,875	$16,849	$16,853
Interest bearing core deposits	72,499	70,852	61,089	71,675	60,294

Total core deposits	89,357	87,691	77,964	88,524	77,147
Purchased deposits	10,195	9,896	12,060	10,046	11,795
Short-term borrowings	6,495	8,497	9,433	7,497	7,881
Long-term debt	26,671	29,082	23,111	27,876	24,132

Total purchased funding	43,361	47,475	44,604	45,419	43,808
Stockholders’ equity	17,455	13,411	12,231	15,433	13,308

Total funding	$150,173	$148,577	$134,799	$149,376	$134,263

Total interest bearing liabilities	$115,860	$118,327	$105,693	$117,094	$104,102

Total core deposits, excluding mortgage escrow deposits and HELOC custodial balances	$84,325	$83,226	$74,047	$83,776	$73,418

The percentage of each funding source to total funding follows:

	Three Months Ended			Six Months Ended
	June 30	March 31	June 30	June 30	June 30
	2008	2008	2007	2008	2007

Noninterest bearing deposits	11.2%	11.3%	12.5%	11.3%	12.6%
Interest bearing core deposits	48.3	47.7	45.3	48.0	44.9

Total core deposits	59.5	59.0	57.8	59.3	57.5
Purchased deposits	6.8	6.7	9.0	6.7	8.7
Short-term borrowings	4.3	5.7	7.0	5.0	5.9
Long-term debt	17.8	19.6	17.1	18.7	18.0

Total purchased funding	28.9	32.0	33.1	30.4	32.6
Stockholders’ equity	11.6	9.0	9.1	10.3	9.9

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Core deposits are a larger percentage of funding compared to a year ago due to recent acquisitions and strong deposit growth which has reduced the need for purchased fund and other borrowings. Interest-bearing deposits in particular have grown from a recent focus on growing retail certificates of deposit, combined with interest-bearing accounts obtained in a recent acquisition. Stockholders’ equity has increased along due to the issuance of $7 billion in equity capital during April 2008.
Capital
The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. Further detail on capital and capital ratios is included in Notes 15 and 16 to the Consolidated Financial Statements. Information on stockholders’ equity is presented in the following table.

(Dollars in Millions, Except Per Share Amounts)	June 30, 2008	December 31, 2007	June 30, 2007

Stockholders’ equity	$17,981	$13,408	$12,147
Equity as a percentage of assets	11.70%	8.95%	8.64%
Book value per common share	$15.07	$21.15	$21.45
Pro forma book value per common share(a)	8.76	N/A	N/A

(a)	Pro forma for the conversion of Series G contingently convertible preferred stock.
In April 2008, the Corporation raised an additional $7 billion of equity capital by issuing common stock, contingently convertible preferred stock and warrants to third party investors. A special meeting of stockholders is scheduled for September 15, 2008 to vote on the conversion of the preferred stock, the exercise of the warrants, and a proposed increase in the Corporation’s authorized common shares to 5.0 billion. Upon stockholder approval of the conversion of the preferred stock, the Corporation will record a $4.4 billion one-time non-cash dividend to holders of the preferred. This non-cash dividend, equal to the difference between the market price of the common stock and the conversion price of the preferred when its terms were agreed to, will reduce retained earnings and net income available to common stockholders, and thus earnings per share, but will have no impact on net income, total equity, regulatory capital or liquidity. Five business days after stockholder approval, the preferred shares will automatically convert into approximately 1.3 billion common shares.

During the second quarter of 2008, there were no share repurchases other than in connection with employee stock compensation as follows:

			Total Number of
			Shares Purchased	Maximum Number of
			Under Publicly	Shares that May Yet
			Announced	Be Purchased Under the
	Total Number of Shares	Average Price Paid	Share Repurchase	Share Repurchase
Period	Purchased(a)	Per Share	Authorizations	Authorizations

April 1 to April 30, 2008	23,540	$7.48	—	37,624,400
May 1 to May 31, 2008	2,182	9.84	—	37,624,400
June 1 to June 30, 2008	8,258	5.90	—	37,624,400

Total	33,980	$7.25	—

(a)	Includes shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.
The Corporation’s Board of Directors has authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to previous authorizations. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. During the second quarter and first six months of 2008 no common stock was repurchased, compared to 29.9 million and 44.8 million shares repurchased in the second quarter and first six months of 2007. Prospectively, future share repurchases will be prohibited so long as the Corporation’s Series G preferred stock is outstanding, subject to certain exceptions.
National City declared and paid dividends per common share of $.01 during the second quarter of 2008, as compared to $.21 during the first quarter of 2008 and $.39 during the second quarter of 2007. The decision to pay dividends considers recent trends and current outlook for earnings, liquidity, and capital adequacy, as well as applicable regulatory guidance. The reduction in the common dividend is intended to protect the Corporation’s capital position. Refer to the Liquidity Risk section for further discussion regarding the subsidiary bank’s dividend to the holding company. On July 1, 2008, the Board of Directors declared a dividend of $.01 per common share, payable on August 1, 2008.
At June 30, 2008, the Corporation’s market capitalization was $3.6 billion, excluding the value of the contingently convertible preferred stock. Pro forma for the conversion of Series G contingently convertible preferred stock, market capitalization would be $10 billion, based on 2.1 billion common shares outstanding. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in the following table.

	2008			2007
	Second	First	Fourth	Third	Second
NYSE: NCC	Quarter	Quarter	Quarter	Quarter	Quarter

High	$10.80	$18.14	$27.21	$34.30	$38.32
Low	4.27	6.56	15.76	24.88	33.08
Close	4.77	9.95	16.46	25.09	33.32

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
Due to their current condition, National City and National City Bank are operating under heightened regulatory scrutiny and have been and will be taking steps to improve their respective policies and procedures, particularly with respect to maintaining strong levels of capital, improving risk management, managing levels and concentrations of credit risk, and ensuring sufficient liquidity. National City entered into Memoranda of Understanding (MOUs) with the Office of the Comptroller of the Currency and the Federal Reserve Bank of Cleveland on May 5 and April 29, 2008, respectively, addressing, among other items, management of capital, liquidity, risk, and asset quality. These matters are a major focus of the attention of the Board of Directors and management.

The Board of Directors is responsible for ensuring that the Corporation’s risks are managed in a sound manner and assigns oversight of the risk governance process to the Risk and Public Policy Committee and Audit Committee of the Board of Directors. The Board of Directors delegates the day-to-day management of risk to executive management.
There are four components of risk governance in the Corporation: the lines of business and functional units, an independent risk management function, internal audit, and risk committees.
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
During the second quarter of 2008, core commercial and retail credit quality was stable and loss rates remained low. Commercial real estate, in particular loans to residential real estate developers, has been affected by the continued weakness in the housing markets. Residential real estate and home equity lines of credit have also been adversely affected by declining housing values and pressures on consumers from rising fuel and food prices. Management expects that the weakness in the housing markets will continue to adversely affect the credit quality of the residential real estate portfolio through 2008 and into 2009.
During 2007 and 2008, the Corporation curtailed certain mortgage and home equity products and exited broker and correspondent origination channels. These portfolios of broker-sourced nonprime mortgage loans, broker-sourced home equity lines and loans, construction loans to individuals, and indirect automobile, marine and recreational vehicle loans are liquidating. Management has chosen to limit future lending to direct relationships with consumers. Mortgage offerings now consist substantially of loans that are readily salable to government sponsored entities. Home equity products are now limited to loans and lines originated throughout the bank branch network, which have historically been of high credit quality.
Risk Mitigation Strategies: The Corporation’s lending activities are subject to varying degrees of credit risk. Credit risk is mitigated through credit policies and underwriting guidelines, collateral protection, portfolio diversification, management of industry and client exposure levels, and credit risk transfer strategies.

A summary of the credit risk transfer strategies utilized to mitigate credit losses on portfolio loans follows:

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Subject to credit risk transfer agreement:
First lien nonprime mortgage loans	$1,120	$1,402	$1,749
Subject to lender paid mortgage insurance:
First lien nonprime mortgage loans	1,110	1,374	1,676
Second lien nonprime mortgage loans	1,030	1,462	1,876
Second lien mortgage loans	849	934	568
Subject to borrower paid mortgage insurance:
First lien mortgage loans	1,157	715	432

Total	$5,266	$5,887	$6,301

A credit risk transfer agreement was executed on certain nonprime mortgage loans to provide protection against unexpected catastrophic credit losses. The Corporation bears the risk of credit losses on this pool up to the first loss position, estimated at 3.5% of the initial pool balance. The counterparty to this arrangement would bear the risk of additional credit losses up to $263 million, subject to adjustment as the portfolio pays down. As of June 30, 2008, credit losses on this portfolio have not and are not expected to exceed the first loss position. Estimated probable credit losses are included in the determination of the allowance for loan losses. Accordingly, this arrangement has not had any impact on the provision for loan losses or allowance for loan losses.
The Corporation has mortgage insurance on certain first lien mortgage loans with loan-to-value ratios greater than 80%, certain home equity lines and loans originated through the bank’s branch network with loan-to-value ratios greater than 89%, and certain nonprime first and second lien mortgages. Historically, first lien mortgage loans originated for portfolio were generally covered by lender-paid mortgage insurance; those originated for sale were generally covered by borrower-paid mortgage insurance. However, certain mortgage loans held in portfolio may be covered by borrower-paid mortgage insurance when they were obtained in an acquisition, repurchased pursuant to investor recourse provisions, or were transferred from held for sale. These mortgage insurance policies provide varying levels of coverage, deductibles, and stop loss limits.
Past due insured first lien mortgage loans are generally not classified as nonperforming, even when in foreclosure, if collection is assured by disposition of the underlying property and/or insurance proceeds. When a current property appraisal indicates that the decline in value of a foreclosed loan exceeds the insured amount, a write-down for the incurred loss is recorded.
An insurance claim is triggered when a borrower fails to pay when due a scheduled payment of principal or interest, or to pay all amounts due upon acceleration of the loan after breach by the borrower of a due-on-sale provision in the loan, or to pay when due any scheduled periodic payment or any amount due on any superior first lien debt. Notice of borrower default is generally required between 30 to 60 days after the default date. For first lien mortgages, claims are generally filed when the borrower is between 150 to 180 past due. The realizability of these insurance claims is monitored on an individual claim basis. For second lien mortgages, claims can be filed as early as 120 days or as late as 180 days. Insurance proceeds are typically received between 30 to 210 days after a claim is filed, depending on the carrier, type of loan, and file reviews. Insurance claims in the process of collection are considered another source of future cash flows when evaluating the loan for potential impairment, except that second lien mortgage loans are charged-off at 180 days delinquent regardless of insurance coverage.
The insurance coverage is provided by a diverse group of insurance carriers. All of these insurers have experienced credit downgrades; however there has been no observed change to date in insurer payment practices or other adverse consequences following these events. One insurer has been denying a meaningful number of claims for alleged policy violations which management has disputed. A provision for loan losses related to second lien mortgage loans is recognized for the portion of insurance claims which are expected to be rescinded or denied. The rescission rate varies by insurance carrier as well as channel of loan origination. As of June 30, 2008, the rescission rate utilized to determine the allowance for loan losses on insured second lien loans ranged from 9% to 21%.
The allowance for loan losses is established based on estimated losses inherent in the loan portfolio after considering probable insurance recoveries to be received under these mortgage insurance policies. For the second quarter of 2008 and 2007, management estimates that net charge-offs benefited by $57 million and $55 million, respectively, from these insurance policies. On a year-to-date basis, the benefit was $118 million in 2008 and $98 million in 2007. As of June 30, 2008, the allowance for loan losses would have been $155 million larger without lender paid and borrower paid mortgage insurance. Outstanding lender and borrower paid mortgage insurance claims as of June 30, 2008 were $48 million.
To mitigate credit losses, management monitors mortgage loans which are approaching an interest-rate reset date. Borrowers are evaluated in advance of reset dates to determine whether they have the ability to meet their payment obligations after the interest rate reset. For borrowers who are experiencing financial difficulty, management assesses whether the loan’s interest rate or repayment terms should be modified in order to maximize collectibility.
The Corporation has also expanded its work-out alternatives for borrowers in default to mitigate foreclosures. To date in 2008, the Corporation has modified $1.6 billion of mortgage loans. Troubled debt restructurings, where management has granted a concession to a borrower experiencing financial difficulty, were $390 million as of June 30, 2008. There are no commitments to lend additional funds to borrowers with restructured loans.
The Corporation has implemented a practice of freezing the available credit on certain higher risk home equity lines of credit when a borrower’s payment is past due, as permitted by applicable regulations. The Corporation has also begun restricting unused home equity lines of credit when an updated appraisal of the underlying collateral indicates deterioration in value. During the second quarter of 2008, these practices reduced unfunded home equity line of credit commitments by approximately $2 billion.
Portfolio Loans: The composition of portfolio loans is summarized below:

	June 30		December 31		June 30
(In Millions)	2008	%	2007	%	2007	%

Commercial loans and leases	$36,276	32.0	$35,352	30.5	$32,360	32.5
Commercial construction and real estate	23,973	21.1	23,934	20.6	20,948	21.0
Residential real estate	26,988	23.8	30,243	26.0	24,577	24.7
Home equity lines of credit	18,080	16.0	18,079	15.6	13,974	14.0
Credit card and other unsecured lines of credit	3,774	3.3	3,915	3.4	3,164	3.2
Other consumer loans	4,329	3.8	4,499	3.9	4,660	4.6

Total portfolio loans	$113,420	100%	$116,022	100%	$99,683	100%

Overall, the loan portfolio decreased compared to year end due to runoff of liquidating loan portfolios and the securitization of credit card loans. Compared to the second quarter a year ago, the portfolio has grown due to loans obtained from an acquisition and the transfer of formerly held for sale mortgage loans and home equity loans and lines of credit to portfolio in late 2007.
Commercial loans are broadly diversified among many borrowers across numerous industry subsegments and geographic regions. Further, concentration limits have been established by asset class to further mitigate credit risks across this portfolio.
As previously described, the Corporation has ceased origination of certain mortgage and home equity products and exited certain origination channels. The liquidating loan portfolios included in portfolio loans are listed below:

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Residential real estate:
Nonprime mortgage	$4,806	$6,012	$7,419
Residential construction	2,343	3,070	3,830
Broker-sourced home equity loans	3,347	3,732	1,258
Home equity lines of credit	6,953	7,475	5,025
Other consumer	2,327	2,649	3,154

Total liquidating portfolios	$19,776	$22,938	$20,686

Performance of liquidating mortgage and home equity portfolios is worse than the rest of the loan portfolio due to a range of factors, including the origination method, nature of the borrowers, the purpose of the loans, and home price declines in the respective markets. Pay downs and charge-offs have reduced the outstanding balance compared to year end. Broker-sourced home equity loans and lines are up from a year ago due to transfers of formerly held for sale loans to portfolio in the second half of 2007.
Residential construction loans to individuals have also experienced a high level of loss and nonperforming assets, particularly properties in Florida and California. The sharp decline in home prices in these states has deterred many borrowers from either starting or completing construction projects. As of June 30, 2008, 61% of residential construction loans were associated with properties which were near completion, 21% with projects in process and 18% with undeveloped land. Undrawn commitments on residential construction loans were $562 million at June 30, 2008, down about $500 million from December 31, 2007.
Other consumer includes indirect automobile, marine and recreational finance loans. The Corporation ceased originations in 2005.

Delinquent Loans: Loans 30-89 days past due were $2.7 billion at June 30, 2008, flat compared to December 31, 2007. Detail of loans 90 days past due but still accruing interest follows:

	June 30	December 31	June 30
(In Millions)	2008	2007	2007

Commercial	$25	$38	$45
Commercial leases	3	—	—
Commercial construction	44	87	66
Commercial real estate	102	51	38
Residential real estate:
Nonprime	397	808	619
Construction	9	302	95
Other	461	446	154
Home equity lines of credit	39	102	27
Credit card and other unsecured lines of credit	51	46	28
Other consumer	16	17	9
Mortgage loans held for sale and other	9	16	28

Total loans 90 days past due accruing interest	$1,156	$1,913	$1,109

As a percentage of period-end portfolio loans and loans held for sale	1.00%	1.59%	.97%

The above table excludes loans which are insured by GNMA as these loans are deemed to be fully collectible. Loans 90 days past due which are insured by GNMA totaled $697 million at June 30, 2008, $646 million at December 31, 2007, and $525 million at June 30, 2007.
Commercial loan delinquencies decreased compared to prior periods due to a few large past due accounts in prior periods. Commercial construction delinquencies decreased due to a large number of these loans being classified to nonperforming. Commercial real estate delinquencies increased primarily in the residential real estate development sector, particularly in the Florida market.
Residential real estate delinquencies decreased compared to year end primarily due to lower delinquencies in the liquidating nonprime mortgage portfolio, as well as a change in nonperforming loan classification. In 2008, certain higher risk mortgage and home equity loans were moved to nonperforming at 90 days past due as these loans were not deemed to be well secured in the current environment. In the prior year, similarly situated loans would have been reported as delinquent loans until they reached 180 days past due. The loans subject to nonperforming classification at 90 days past due include first lien nonprime mortgage loans with loan-to-values greater than 90%, residential construction loans, and second lien mortgage loans. Delinquencies reported above for nonprime, construction and other residential real estate decreased by $206 million, $188 million and $64 million, respectively, due to the acceleration of nonperforming classification.
Delinquencies for home equity lines of credit decreased by $79 million due to accelerating nonperforming classification to 90 days past due. Home equity loans and lines of credit continue to demonstrate higher levels of delinquencies due to declining home values which have reduced or eliminated refinancing alternatives. Delinquencies of the direct home equity portfolio increased slightly compared to the prior quarter. Underwriting standards for new originations, which are limited to the direct channel, now utilize a lower combined loan-to-value ratio to mitigate potential exposures from declining housing values.
Credit card and other unsecured line of credit delinquencies have increased compared to the second quarter a year ago due to increased financial pressures on consumers brought on by general economic factors.
Nonperforming Assets: Nonperforming assets consist of nonperforming loans and other real estate owned (OREO). Nonperforming loans do not accrue interest. Note 1 to the Consolidated Financial Statements describes the Corporation’s policies regarding nonaccrual loans and recognizing charge-offs. The Corporation’s policies are consistent with regulatory standards. Other real estate owned consists of nonperforming loans in foreclosure where the Corporation has taken title to the property which serves as collateral for the loan. A summary of nonperforming assets follows:

	June 30	December 31	June 30
(Dollars in Millions)	2008	2007	2007

Commercial	$219	$149	$117
Commercial leases	17	6	8
Commercial construction	626	301	108
Commercial real estate	294	189	138
Residential real estate
Nonprime	441	119	75
Construction	420	145	8
Other	470	162	108
Home equity lines of credit	103	19	—

Total nonperforming loans	2,590	1,090	562
Other real estate owned (OREO):
Secured by GNMA	75	58	56
Nonprime	261	242	157
Other	192	124	71
Mortgage loans held for sale and other	8	9	2

Total nonperforming assets	$3,126	$1,523	$848

Nonperforming assets as a percentage of:
Period-end portfolio loans and other nonperforming assets	2.74%	1.31%	.85%
Period-end total assets	2.03	1.02	.60

Nonperforming residential real estate loans increased due to continued deterioration in the housing markets, as well as other economic factors. In addition, fewer delinquent loans are deemed well secured due to declining housing values. As discussed earlier, a total of $537 million of mortgage and home equity loans were classified as nonperforming at 90 days past due in 2008. In prior periods, these loans would have been classified as nonperforming at 180 days past due. This change increased nonprime mortgage, residential construction and other residential real estate nonperforming loans by $206 million, $188 million, and $64 million, respectively. Nonperforming home equity lines of credit also increased by $79 million for this same reason.
Nonperforming commercial loans increased compared to prior periods primarily due to a few problem loans in diverse industries and regions, as well as overall growth in the commercial loan portfolio. Nonperforming commercial construction and commercial real estate loans increased due to deterioration in the credit quality of residential real estate developers, resulting from weakness in the housing markets. All of the ten largest nonperforming assets at June 30, 2008 relate to residential land development, single family housing or condominium/townhouse construction.
First lien mortgages where the Corporation has taken possession of the collateral are classified as other real estate owned (OREO). Mortgage loans secured by GNMA classified within OREO are deemed fully collectible, as any loss on foreclosure will be reimbursable from either the FHA or the Department of Veterans Affairs. Other OREO increased in 2008 due to more foreclosures and a longer period of time required to sell properties in the current housing market.
At June 30, 2008, the Corporation had commitments to lend an additional $89 million to borrowers whose loans were classified as nonperforming. None of these individual commitments exceed $20 million.
Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments: To provide for the risk of loss inherent in extending credit, the Corporation maintains an allowance for loan losses and an allowance for losses on lending-related commitments. The determination of the allowance for loan losses is based upon the size and risk characteristics of the loan portfolio and includes an assessment of individual impaired loans, historical loss experience on pools of homogeneous loans, specific environmental factors, and factors to account for estimated imprecision in forecasting losses. The allowance for losses on lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of drawdown on the commitment. See the Critical Accounting Policies and Estimates section of this Financial Review for further details on the determination of the allowance for loan losses. A summary of the changes in the allowance for loan losses follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
(Dollars in Millions)	2008	2007	2008	2007

Balance at beginning of period	$2,582	$1,104	$1,762	$1,131
Provision for loan losses	1,592	145	2,985	267
Charge-offs:
Commercial	42	14	68	26
Commercial leases	11	16	23	38
Commercial construction	39	5	58	10
Commercial real estate	23	3	31	6
Residential real estate	502	55	844	123
Home equity lines of credit	101	20	202	43
Credit card and other unsecured lines of credit	55	28	108	63
Other consumer	20	13	43	27

Total charge-offs	793	154	1,377	336

Recoveries:
Commercial	7	5	14	10
Commercial leases	7	6	14	12
Commercial construction	—	—	—	—
Commercial real estate	1	4	2	5
Residential real estate	20	22	36	27
Home equity lines of credit	5	8	9	14
Credit card and other unsecured lines of credit	5	4	9	9
Other consumer	8	7	15	14

Total recoveries	53	56	99	91

Net charge-offs	740	98	1,278	245
Other (a)	—	(15)	(35)	(17)

Balance at end of period	$3,434	$1,136	$3,434	$1,136

Portfolio loans outstanding at period end	$113,420	$99,683
Allowance as a percentage of:
Portfolio loans	3.03%	1.14%
Nonperforming loans	132.6	202.2
Annualized net charge-offs	115.5	291.1

(a)	Other includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and reinsurance claims paid to third parties.
A summary of the changes in the allowance for losses on lending-related commitments follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
(Dollars in Millions)	2008	2007	2008	2007

Balance at beginning of period	$67	$63	$65	$78
Net provision for losses on lending-related commitments	8	(2)	10	(17)

Balance at end of period	$75	$61	$75	$61

Annualized net charge-offs as a percentage of average portfolio loans follow:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007

Commercial loans	.44%	.12%	.34%	.12%
Commercial leases	.35	.94	.42	1.28
Commercial construction	1.70	.25	1.27	.26
Commercial real estate	.60	(.06)	.40	.01
Residential real estate	7.06	.55	5.74	.81
Home equity lines of credit	2.12	.36	2.14	.42

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007

Credit card and other unsecured lines of credit	5.55	3.14	5.45	3.56
Other consumer	1.16	.48	1.26	.49

Total net charge-offs to average portfolio loans (annualized)	2.61%	.39%	2.24%	.50%

The allowance for loan losses increased in the first half of 2008, reflecting continued difficult conditions for housing-related loans. The provision for loan losses was $1.6 billion for the second quarter of 2008 and $3.0 billion for the first half of 2008. The provision for loan losses is significantly higher than last year, due to the higher credit risk in the loan portfolio at June 30, 2008. The allowance for loan losses at June 30, 2008 grew to $3.4 billion, up $1.7 billion compared to year end, and $2.3 billion compared to a year ago. The loan loss allowance is equal to 115.5% of second quarter annualized net charge-offs.
Commercial loan net charge-offs were higher in 2008 due to a few larger charge-offs, particularly within the loan portfolios obtained in recent acquisitions. Commercial lease net charge-offs improved in 2008 as the prior periods included previously reserved passenger airline lease charge-offs. Commercial construction net charge-offs in 2008 reflect higher losses on loans secured by residential real estate, in particular loans to developers. Commercial real estate net charge-offs increased in 2008 due to lower appraised property values in certain markets, particularly Florida.
Net charge-offs on residential real estate and home equity lines of credit increased significantly in 2008 due to continued weakness in the housing and mortgage markets. The liquidating portfolios, in particular, drove higher charge-off levels. During the second quarter of 2008, estimated loss severities on residential construction loans were increased based upon recent loss experience which increased net charge-offs by $129 million. During the first quarter of 2008, changes in the insurance coverage for second lien nonprime mortgage loans prompted changes in loss estimation and charge-off practices which increased charge-offs by $53 million. Full balance charge-offs are now recognized on second lien nonprime mortgages at 180 days past due even if the loan is covered by third party mortgage insurance. Any insurance proceeds after charge-off of the loan are treated as recoveries upon receipt.
Net charge-offs of home equity lines and loans originated in the retail branch network were down compared to the first quarter. Direct home equity borrowers generally have extensive and long relationships with the Bank which is associated with better credit quality. In addition, first quarter 2008 charge-offs included losses recognized upon system conversion for a recent acquisition.
Net credit card charge-offs were slightly higher in the second quarter than the preceding quarter due to higher frequency of loss and higher average loss per incident. Annualized net charge-offs for other consumer loans increased compared to last year principally due to higher losses on the liquidating indirect automobile loan portfolio.
Allocation of the Allowance for Loan Losses and Lending-Related Commitments by Loan Type: An allocation of the allowance for loan losses and lending-related commitments by loan type is shown below.

	June 30, 2008		December 31, 2007		June 30, 2007
		% of		% of		% of
(In Millions)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio

Allowance for loan losses:
Commercial loans and leases	$517	1.43%	$461	1.30%	$415	1.28%
Commercial construction and commercial real estate	491	2.05	263	1.10	191	.91
Residential real estate	1,618	6.00	597	1.97	272	1.11
Home equity lines of credit and other consumer loans	552	2.46	278	1.23	114	.61
Credit card and other unsecured lines of credit	256	6.78	163	4.16	144	4.55

Total	$3,434	3.03%	$1,762	1.52%	$1,136	1.14%

Allowance for losses on lending-related commitments:
Commercial	$75	—	$65	—	$61	—

An allocation of the allowance for loan losses between core and liquidating portfolios is shown below.

	June 30, 2008		December 31, 2007		June 30, 2007
		% of		% of		% of
(In Millions)	Balance	Portfolio	Balance	Portfolio	Balance	Portfolio

Core portfolio:
Commercial loans and leases	$517	1.43%	$461	1.30%	$415	1.28%
Commercial construction and Commercial Real Estate	491	2.05	263	1.10	191	.91
Residential real estate	236	1.43	72	.41	56	.46
Home equity lines of credit and other consumer loans	103	.78	66	.53	50	.48
Credit card and other unsecured lines of credit	256	6.78	163	4.16	144	4.55

Total core portfolio	1,603	1.71	1,025	1.10%	856	1.08

Liquidating portfolios:
Residential real estate
Nonprime mortgage	545	11.34	266	4.42	172	2.32
Construction	404	17.24	161	5.24	36	.94
Other	433	12.94	98	2.63	8	.64
Home equity lines of credit and other consumer loans	449	4.84	212	3.42	64	.78

Total liquidating portfolios	1,831	9.26	737	3.21	280	1.35

Total allowance for loan losses	$3,434	3.03%	$1,762	1.52%	$1,136	1.14%

The allowance allocated to commercial loans and leases increased compared to year end due to a few problem loans. The credit quality of the commercial portfolio remains stable as these borrowers are generally located within the banking footprint and represent a range of diverse industries. The allowance allocated to the commercial construction and commercial real estate portfolios more than doubled compared to year end primarily due to the higher expected losses on loans secured by residential real estate. Current economic conditions have adversely affected developers of residential real estate, particularly in Florida and Michigan.
The allowance allocated to the residential real estate and home equity lines of credit portfolios increased significantly compared to yearend, particularly in the liquidating nonprime, broker-sourced home equity, and residential construction portfolios. Current economic factors which have increased the risk of loss include declines in home sale activity, downward pressures on real estate prices, increased foreclosures, inflationary pressures, rising unemployment and liquidity issues in the mortgage and capital markets. These same factors contributed to the increase in this component of the allowance compared to a year ago, along with a larger portfolio balance.
The allowance allocated to credit card and other unsecured lines of credit increased compared to prior periods due to higher forecasted losses. The credit card portfolio has experienced general softening consistent with weaker economic conditions and inflationary pressures on consumers.
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
The most recent market value model estimated the current DOE at +0.7%, below the long-term target of +1.5%. DOE would rise to +0.9% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +4.0%. DOE would decline to -0.1% given a parallel shift of the yield curve down 150 basis points and would be within the minimum constraint of -1.0%.
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
The most recent earnings simulation model projects that net income would be 8.9% higher than base net income if rates were two standard deviations (SD) higher than the implied forward curve over the next 12 months. The model also projects an increase in net income of 28.9% if rates were two SD below the implied forward curve over the same period. In the past, the company has reported a loss of income when rates are lower than the implied forwards by two SD. However, at the current low level of short-term interest rates, net interest income benefits from an interest-rate floor position that hedges variable-rate commercial loans. Both of the earnings simulation projections of net income were within the ALCO guideline of -4.0%.
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
In April 2008, the Corporation raised an additional $7 billion of equity capital by issuing common stock and preferred stock to third party investors. The proceeds were initially placed in short-term liquid investments, and $5.5 billion was subsequently invested into National City Bank as a capital contribution. The main sources of funding for the holding company generally include dividends and other distributions from its subsidiaries, the commercial paper market, and access to the capital markets. Cash returns of capital paid to the holding company by bank and nonbank subsidiaries during the first six months of 2008 totaled $3 million and $5 million, respectively. Under a hypothetical stress scenario, in which the holding company would not have access to external sources of funding or dividends from its banking subsidiary, the holding company has sufficient liquidity to meet all its contractual obligations and operating expenses through January 2011.
Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the overall liquidity of the Corporation. Commercial paper borrowings of $358 million, $1.2 billion, and $836 million were outstanding at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. Commercial paper borrowings have decreased due to the use of longer-term funding sources.
The main sources of funding for National City Bank are operating cash flows from banking activities, deposits gathered through the branch system, and purchased funds. As discussed in Note 15 to the Consolidated Financial Statements, National City Bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available to the holding company. In 2008, National City Bank may pay dividends up to and equal to its net income for 2008, as defined by regulation, through the date of any such dividend declaration, without prior regulatory approval. As of June 30, 2008, National City Bank had a year-to-date net loss of $2.0 billion. Therefore, no dividends could be paid to the parent company without prior regulatory approval. The Corporation’s nonbank subsidiaries did not declare or pay any cash dividends during the first six months of 2008.
Core deposits continue to be the most significant source of National City Bank’s funding. At June 30, 2008, December 31, 2007, and June 30, 2007, core deposits comprised 61%, 60% and 58% of total funding, respectively. Federal Home Loan Bank advances also increased as a source of funds during the first half of 2008. At June 30, 2008, National City Bank’s collateral based maximum remaining borrowing capacity was $3.0 billion with the Federal Home Loan Bank and $23.8 billion with the Federal Reserve Bank. Refer to the Financial Condition section for further discussion on funding sources.
The Corporation’s most significant contractual obligations and commitments are presented within the discussion which follows on Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements. At the holding company level, the Corporation uses cash to support bank and non-bank subsidiaries, pay dividends to stockholders, service debt and pay various operating expenses.
Cash contributed by the holding company to its bank and non-bank subsidiaries in the first six months of 2008 was $5.7 billion and $1 million, respectively. Net cash invested in federal funds sold, security resale agreements, and other investments was $10.8 billion for the first six months of 2008 versus net cash provided by reductions of federal funds sold, security resale agreements and other investments of $5.4 billion for the first six months of 2007. Cash used to repay debt was $7.6 billion during the first six months of 2008 and $5.4 billion during the first six months of 2007, respectively. Cash paid for interest on deposits and purchased funding was $2.0 billion during the first six months of 2008 and $2.3 billion during the first six months of 2007, respectively.
The Corporation has several shelf registration statements filed with the Securities and Exchange Commission for potential future issuances of additional funding. In April 2007, the Corporation’s Board authorized the holding company to issue up to $1.5 billion in senior debt securities or subordinated debt securities in future periods. A new shelf registration will be filed with the Securities and Exchange Commission at such time as these securities are issued. In November 2007, the Corporation filed a shelf registration with the Securities and Exchange Commission to allow for the sale over time of an unlimited amount of junior subordinated debt to six subsidiary trusts, along with an equal amount of capital securities of the trusts in the capital markets. There were no issuances under either of these registration statements during the first six months of 2008.

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
In March 2008, Fitch Ratings reduced the Corporation’s senior debt rating to A from A+, and subordinated debt rating to A- from A, citing deterioration within the home equity portfolio. In March 2008, Moody’s Investors Service downgraded the Corporation’s senior debt, subordinated debt and commercial paper ratings and placed the senior debt and subordinated debt ratings on review for possible further downgrade. This action reflected the Corporation’s exposure to second-lien home equity lending and commercial real estate lending, in particular residential development and land loan portfolios in relation to capital levels. In April 2008, Moody’s affirmed the Corporation’s ratings and removed the review for downgrade following the agreements to raise an additional $7 billion of equity capital by issuing common stock and preferred stock to third party investors. In July 2008, both Moody’s and Standard & Poor’s Rating Services affirmed the Corporation’s ratings. Moody’s outlook for National City is stable, while Standard & Poors has maintained its negative outlook.
The Corporation has an 8% equity interest in Visa Inc. Class B stock. On March 19, 2008, Visa completed an initial public offering (IPO) of its Class A common stock. Shortly after the completion of the IPO, Visa contributed $3 billion of the proceeds to an escrow account to fund future settlements of certain Visa USA litigation. Upon funding of this escrow, the Corporation was partially released from its indemnification obligations. Accordingly, previously recognized indemnification liabilities of $240 million were reversed during the first quarter of 2008.
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
Contractual Obligations: The following table presents significant fixed and determinable contractual obligations by payment date as of June 30, 2008. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements.

		Payments Due In
		One	One to	Three to	Over
	Note	Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$60,222	$—	$—	$—	$60,222
Consumer and brokered certificates of deposits(b)		21,839	11,500	9,195	3,920	46,454
Federal funds borrowed and security repurchase agreements(b)		3,912	—	—	—	3,912
Borrowed funds(b)	12	781	—	—	—	781
Long-term debt(b)	13,14	6,029	11,085	5,605	11,256	33,975
Operating leases		146	237	193	688	1,264
Purchase obligations		183	234	133	35	585

(a)	Excludes interest.

(b)	Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at June 30, 2008. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
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
As of June 30, 2008, the liability for uncertain tax positions, excluding associated interest and penalties, was $217 million pursuant to FASB Interpretation No. 48. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.
The Corporation did not have any commitments or obligations to its qualified pension plan at June 30, 2008 due to the overfunded status of the plan. The Corporation also has obligations under supplemental pension and postretirement plans as described in Note 21 to the Consolidated Financial Statements. These obligations represent actuarially determined future benefit payments to eligible plan participants. The Corporation reserves the right to terminate these plans at any time.
The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the Consolidated Balance Sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair value of the contracts change as market interest rates change. Certain contracts, such as interest-rate futures, are cash settled daily, while others, such as interest-rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at June 30, 2008 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 22 to the Consolidated Financial Statements.
Commitments: The following table details the amounts and expected maturities of significant commitments as of June 30, 2008. Further discussion of these commitments is included in Note 19 to the Consolidated Financial Statements.

	One	One to	Three to	Over
	Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Revolving home equity and credit card lines	$32,928	$8	$—	$—	$32,936
Commercial	9,667	9,156	5,398	136	24,357
Residential real estate	4,549	—	—	—	4,549
Other	659	—	—	—	659

	One	One to	Three to	Over
	Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total
Standby letters of credit	2,892	1,810	1,139	70	5,911
Commercial letters of credit	303	104	86	—	493
Net commitments to purchase mortgage loans and mortgage-backed securities	1,727	—	—	—	1,727
Net commitments to sell commercial real estate loans	256	58	—	—	314
Commitments to fund civic and community investments	325	164	71	12	572
Commitments to fund principal investments	27	33	128	136	324
Commitments to purchase beneficial interests in securitized automobile loans	185	—	—	—	185

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at June 30, 2008. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate at which the commitments are invested, as determined by the general or limited partners of the funds.
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
National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to a third-party commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as automobile loans securitized by the Corporation. The conduit has no interests in subprime mortgage loans. The Corporation has retained interests in the securitized automobile loans in the form of Class B notes and an interest-only strip. As of June 30, 2008, the fair value of these retained interests was $22 million. The conduit relies upon commercial paper for its funding. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank to purchase a 49% interest in a note representing a beneficial interest in the Corporation’s securitized automobile loans. Another financial institution, affiliated with the conduit, has committed to purchase the remaining 51% interest in this same note. Upon the conduit’s request, National City Bank would pay cash equal to the par value of the notes, less the corresponding portion of all defaulted loans, plus accrued interest. In return, National City Bank would be entitled to undivided interest in the cash flows of the collateral underlying the note. The Corporation receives an annual commitment fee of 7 basis points for providing this backup liquidity. To date, the conduit has not experienced any difficulty in accessing the commercial paper markets. The Corporation’s commitment declines commensurate with the unpaid principal balance of the automobile loans securitized by the Corporation. As of June 30, 2008, the Corporation’s maximum commitment was $185 million. This commitment expires in December 2008 but may be renewed annually for an additional 12 months by mutual agreement of the parties.
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
In the second quarter of 2008, the Corporation securitized $374 million of credit card receivables consisting of three pools (Series 2008-1, 2008-2, 2008-3). Retained interests for each series included the Class B and C tranches in addition to a seller’s interest in the loans, accrued interest, and interest-only strips. The initial carrying values were determined by allocating the carrying value among the assets sold and retained based on their relative fair values at the date of sale. The fair values of the interest-only strips were estimated by discounting the projected future cash flows of the securities.
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
Securitization transactions are monitored regularly. The securitization structures are reviewed primarily to ensure the trust in the structure continues to be a qualified special-purpose entity, the securitization transaction itself continues to be accounted for as a sale, and the economics of the structure performs in accordance with securitization governing documents. Amendments to the securitization governing documents, changes in bankruptcy or sale laws or changes in authoritative accounting literature could result in the securitization trust not qualifying as a special-purpose entity or the securitization transaction to not qualify for sale accounting. Any such change could result in the consolidation of the assets and liabilities of the securitization trust on the Corporation’s balance sheet. Additionally, the economics of a securitization structure could change the timing of when the Corporation repurchases loans from the securitization trust through its exercise of a contractual clean-up call. In 2008, the Corporation will have the option to exercise an early clean-up call on its Series 2004-A securitization of automobile loans.
The Corporation also has obligations arising from contractual arrangements that meet the criteria of FASB Interpretation No. 45. These obligations are discussed in Note 19.
Application of Critical Accounting Policies and Estimates
National City’s financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow generally accepted practices within the industries in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.
The most significant accounting policies followed by the Corporation are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this Financial Review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Any material effect on the financial statements related to these critical accounting areas is also discussed in this Financial Review. Management views critical accounting policies to be those which may be dependent on subjective or complex judgments, estimates and assumptions, or where changes in those estimates and assumptions could have a significant impact on the financial statements. Following is a discussion of the areas that management views as its most critical accounting policies, judgments or estimates.
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
An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans and leases exceeding policy thresholds are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, impairment has occurred. Impaired loans were $710 million at June 30, 2008, $334 million at December 31, 2007 and $161 million at June 30, 2007. The allowance for impaired loans was $100 million at June 30, 2008, $49 million at December 31, 2007 and $29 million at June 30, 2007. Compared to year end and a year ago, this element of the allowance increased primarily due to impairment identified on certain real estate developer loans.
Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include all other loans and leases not individually evaluated for impairment as discussed above. For commercial loans, a loss migration analysis is performed which averages historic loss ratios. For consumer loans, average historical losses are utilized to estimate losses currently inherent in the portfolio. Consumer loans are pooled by probability of default within product segments. The probability of default is based on the historical performance of customer attributes, such as credit score, loan-to-value, origination date, collateral type, worst delinquency, and other relevant factors. The allowance for pools of homogeneous loans was $2.3 billion at June 30, 2008, $1.3 billion at

December 31, 2007 and $716 million at June 30, 2007. This element of the allowance increased compared to year end and a year ago primarily due to a higher expected probability of default rate assigned to the liquidating residential construction, nonprime mortgage, and home equity portfolios arising from adverse trends observed in nonperforming assets, charge-offs and foreclosures.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. Imprecision occurs because historic loss patterns may not be representative of losses inherent in the current portfolio. Reasons for imprecision include expansion of the Corporation’s footprint, changes in economic conditions, and difficulty identifying triggering events, among other factors. Imprecision is estimated by comparing actual losses incurred to previously forecasted losses over several time periods. The volatility of this imprecision, as expressed in terms of the standard deviation of the difference between the actual and forecasted losses, is used to calculate an imprecision percentage that represents the probable forecast error. The imprecision percentage is applied to the current portfolio balance to determine the required allowance. The allowance established for imprecision was $586 million at June 30, 2008, $505 million at December 31, 2007 and $452 million at June 30, 2007. This element of the allowance increased compared to year end and a year ago due to larger variances between actual and forecasted losses, as well as changes in the portfolio mix.
Finally, the allowance considers specific environmental factors which pose additional risks that may not have been adequately captured in the elements described above. For each environmental risk, a range of expected losses is calculated based on observable data. Management applies judgment to determine the most likely amount of loss within the range. Historically, this element of the allowance has provided for expected losses on certain credit risks in excess of the amounts predicted using the methods described above. When an allowance is established for environmental risks, conditions for its release are also established. The allowance for environmental risks was $478 million as of June 30, 2008 and $15 million at December 31, 2007. There was no such allowance at June 30, 2007.
The environmental reserve at June 30, 2008, was established to address the risk of higher expected future losses on nonprime mortgages, broker-sourced home equity loans and lines of credit, and construction mortgage loans to individuals. Current economic factors have heightened the inherent risk in these portfolios, but are not fully addressed in the aforementioned models. These economic factors include declines in home sale activity, downward pressures on real estate prices, increased foreclosures, inflationary pressures, rising unemployment and liquidity issues in the mortgage and capital markets. For broker-sourced home equity and construction loans, this component of the reserve was calculated as one standard deviation of observed losses over the internal forecast for the last three quarters. As the level of volatility in the market subsides, this component of the reserve will be reduced as the standard deviation becomes smaller. For nonprime mortgage loans, an incremental reserve was established for higher losses upon default and a higher probability of default. Observed depreciation in property values over the previous seven months were utilized to establish a trend line of expected losses given default. Both internal economic forecasts and third party forecasts of consumer bankruptcy trends were utilized to estimate the probability of default in stressed economic conditions. This component of the reserve will be relieved as property values begin to normalize and the macro economic outlook changes.
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
The allowance for loan losses addresses inherent credit losses in the loan and lease portfolio and is presented as a reserve against portfolio loans on the consolidated balance sheet. The allowance for losses on lending-related commitments addresses inherent credit losses in commitments to lend and letters of credit and is presented in accrued expenses and other liabilities on the consolidated balance sheet. The allowance for losses on lending-related commitments is computed using a methodology similar to that used in determining the allowance for loan losses, modified to take into account the probability of funding these commitments. When a commitment is funded, any previously established allowance for losses on lending-related commitments is reversed and re-established in the allowance for loan losses.
The allowance for loan losses and the allowance for losses on lending-related commitments are assigned to business lines based on the nature of the loan portfolio in each business line. Mortgage Banking and Parent and Other have been assigned a large portion of the allowance related to liquidating mortgage portfolios. Accordingly, these business lines would likely be most affected by actual outcomes differing from prior estimates.
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
Carrying financial assets and liabilities at fair value inherently results in more financial statement volatility as compared to carrying such assets and liabilities at historical or amortized cost. At June 30, 2008, 11% of total assets, or $16.7 billion, consisted of financial instruments recorded at fair value on a recurring basis. Approximately 80% of these financial instruments are classified as Level 1 or Level 2 measurements. The measurement of these financial instruments therefore is less subject to judgment than those classified as Level 3 as they are based upon quoted market prices or observable market-driven or market-based information.
At June 30, 2008, approximately 2% of total assets, or $3.6 billion, were measured using model-based methods, or Level 3 measurements. Approximately $5 million of trading assets were transferred from Level 3 to Level 2 during the period ended June 30, 2008. A substantial portion of the financial assets classified as Level 3 measurements are MSRs. The valuation techniques and the underlying assumptions the Corporation uses to value MSRs are described below. As of June 30, 2008, the Corporation also has $761 million in principal investments that are classified as Level 3 measurements. The valuation of principal investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of the investments. The valuation of principal investment may include consideration of the investees’ business model, current and projected financial performance, liquidity, management team and overall economic and market conditions including changes in market outlook, the third-party financing environment and potential exit prices. Because these considerations may involve the evaluation of subjective evidence and expected outcomes of future events, they may or may not be reflective of results actually achieved. Net realized and unrealized gains recognized on financial instruments classified within Level 3 of the hierarchy were $278 million and $100 million during the second quarter and first half of 2008, respectively. The net realized and unrealized gains were primarily caused by an increase in the fair value of MSRs resulting from market-driven changes in mortgage interest rates and changes in other inputs and assumptions as described below. See Note 23 to the Consolidated Financial Statements for a complete discussion on the use of fair value measurements, related measurement techniques, the classification of financial instruments within the fair value hierarchy, and the impact of Level 3 measurements on the consolidated income statement.
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
Management elected fair value as its measurement method for MSRs. Management measures net MSR hedging gains or losses as the change in the fair value of mortgage servicing rights, exclusive of changes associated with time decay and payoffs, compared to the change in the fair value of the associated financial instruments. Hedging results are frequently volatile in the short term, but over longer periods of time the hedging strategies have been largely successful in protecting the economic value of the MSR portfolio.
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
The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs. Weakness in the housing markets has caused prepayments to slow in recent quarters as compared to a year ago, as fewer borrowers have refinanced their mortgages. The Corporation uses an internal proprietary model to estimate future loan prepayments. This model uses empirical data drawn from the historical performance of the Corporation’s managed portfolio.
Future interest rates are another significant factor in the valuation of MSRs. The Corporation utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.
The fair value of MSRs and significant inputs to the valuation model are shown below.

	June 30	December 31	June 30
(Dollars in Millions)	2008	2007	2007

Fair value	$2,625	$2,526	$2,468

Weighted-average life (in years)	7.0	5.0	6.2

Weighted-average constant prepayment rate	10.18%	14.21%	13.13%

Spread over forward interest rate swap rates	6.86	5.79	5.44

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

June 30
(Dollars in Millions)	2008

Fair value	$2,625
Prepayment rate:
Decline in fair value from 10% adverse change	91
Decline in fair value from 20% adverse change	176
Spread over forward interest rate swap rates (a):
Decline in fair value from 10% adverse change	57
Decline in fair value from 20% adverse change	112

(a)	Methodology used to discount MSR cash flows.
Derivative Instruments: The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest-rate movements. The Corporation also enters into derivatives for trading purposes. Residential and commercial mortgage loan commitments related to loans to be sold are defined as derivatives under SFAS 133.

All derivative instruments are carried at fair value on the balance sheet. Management values derivative instruments using observable market prices, when available. In the absence of observable market prices, management uses discounted cash flow models to estimate the fair value of derivatives incorporating primarily observable inputs such as interest rates, option volatilities and currency rates. The interest rates used in these cash flow models are based on forward yield curves observable in the current cash and derivatives markets, consistent with how derivatives are valued by market participants. The fair values derived from the models are validated on a monthly basis by comparing them to dealer values and on an annual basis by a third party valuation. The model’s formulas and logic are also periodically validated by a third party.
The Corporation applies the guidance in FIN 39, Offsetting of Amounts Related to Certain Contracts, as amended, to its derivative positions. Accordingly, derivatives and related cash collateral are recognized on the consolidated balance sheet on a net basis, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to offset positive and negative positions and related collateral with the same counterparty. Net derivative assets and liabilities are presented in other assets and other liabilities in the consolidated balance sheet, respectively. As of June 30, 2008, the recorded fair values of net derivative assets and liabilities were $566 million and $197 million, respectively.
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
When a retrospective hedge effectiveness test fails, the change in the derivative’s fair value is recognized in earnings without a corresponding offset for the hedged item. A quantitative prospective test is then employed to determine whether the hedge relationship is expected to be highly effective in future periods under various interest-rate shock scenarios. The methods used for these prospective tests are the same methods used for retrospective testing.
Because the majority of the derivative instruments are used to protect the value of recognized assets and liabilities on the balance sheet, changes in the value of the derivative instruments are typically offset by changes in the value of the assets and liabilities being hedged, although income statement volatility can still occur if the derivative instruments are not effective in hedging changes in the fair value of those assets and liabilities. Changes in the fair values of derivative instruments associated with mortgage banking activities are included in either loan sale revenue or loan servicing revenue on the income statement and affect the results of the Mortgage Banking line of business. Changes in the fair values of other derivatives are included in either net interest income or other noninterest income on the income statement and are primarily generated from investment funding activities that are not allocated to the business lines. Notes 1 and 22 to the Consolidated Financial Statements provide further discussion on the accounting and use of derivative instruments.
Impairment of Goodwill: The Corporation uses both observable market price information of comparable publicly traded companies and discounted cash flow models to determine the fair value of each reporting unit. When discounted cash flow models are used, management applies assumptions that it believes a market participant would use, taking into consideration the timing and the risk of the related cash flows. If the fair value of a reporting unit is less than its carrying value, the amount of the impairment loss incurred is then measured. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The implied fair value of the goodwill is based upon the excess of the recorded and unrecorded assets and liabilities over the previously determined fair value of the reporting unit. The Corporation tests its reporting units for goodwill impairment at interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Due to the decline in the market price of the Corporation’s common stock during the second quarter of 2008, management performed an interim test of goodwill impairment for each of its reporting units. This analysis identified a partial impairment of goodwill in the Commercial Banking — Regional business. The implied fair value of Commercial Banking — Regional has been adversely affected by higher forecasted credit losses and funding costs. During the second quarter of 2008, an impairment loss of approximately $1.1 billion was recorded.

Income Taxes: On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are reassessed on an annual basis or more frequently if business events or circumstances warrant.
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
The IRS has completed their examination of the Corporation’s income tax returns for years prior to 2005. The IRS completed its audit of the 2002 amended return that was filed subsequent to the completion of the 2002 audit. The examination of tax years 2003-2004 has also recently been completed. The IRS has not proposed any significant adjustments to the Corporation’s tax positions claimed on these returns that are not currently reflected in the Corporation’s income tax reserves. However, two issues are currently under protest. To date, an Appeals Officer has not been assigned to the case. Additionally, the 2003-2004 audit cycle will be reviewed by the Joint Committee and the 2002 statute is open under a restricted waiver for certain partnership items.
The liability for uncertain tax positions, excluding estimated interest and penalties, was $217 million at June 30, 2008, $209 million at December 31, 2007, and $205 million at June 30, 2007. Approximately $113 million of the liability at June 30, 2008 pertains to positions where a change in the actual or estimated outcome would increase or decrease the provision for income taxes. Reserves for uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. It is reasonably possible that the liability for uncertain tax positions could increase or decrease in the next 12 months due to the completion of the tax authorities’ exams or the expiration of the statute of limitations.
The provision for interest and penalties associated with uncertain tax positions was $1 million and $7 million in the second quarter and first half of 2008, respectively. In the prior year, the provision for interest and penalties was $12 million and $15 million in the second quarter and first half of 2007, respectively. This expense is recognized within income tax expense on the income statement.
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

CONSOLIDATED AVERAGE BALANCE SHEETS

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
(In Millions)	2008	2007	2008	2007

Assets
Earning Assets:
Portfolio loans:
Commercial	$32,299	$28,018	$31,965	$27,514
Commercial leases	4,240	4,061	4,281	4,021
Commercial construction	9,098	7,854	9,098	7,733
Commercial real estate	14,774	12,919	14,772	12,948
Residential real estate	27,421	24,384	28,283	24,052
Home equity lines of credit	18,141	14,010	18,119	14,208
Credit card and other unsecured lines of credit	3,627	3,099	3,671	3,059
Other consumer	4,465	5,344	4,533	5,412

Total portfolio loans	114,065	99,689	114,722	98,947
Loans held for sale or securitization:
Commercial	3	37	19	38
Commercial real estate at fair value in 2008	373	226	570	200
Residential real estate at fair value in 2008	2,455	9,478	2,998	9,000
Home equity lines of credit	—	2,873	—	2,772
Credit card	244	—	198	183
Student	—	1	—	1

Total loans held for sale or securitization	3,075	12,615	3,785	12,194
Securities available for sale, at cost	8,491	7,143	8,539	7,422
Federal funds sold and security resale agreements	7,102	1,117	5,109	1,431
Trading assets	933	562	915	618
Other investments	4,089	1,218	3,083	1,334

Total earning assets	137,755	122,344	136,153	121,946
Allowance for loan losses	(2,593)	(1,107)	(2,173)	(1,130)
Fair value (depreciation) appreciation of securities available for sale	(47)	(34)	26	(23)
Cash and demand balances due from banks	2,523	2,748	2,583	2,856
Properties and equipment	1,695	1,493	1,696	1,494
Equipment leased to others	364	480	369	516
Other real estate owned	526	270	492	255
Mortgage servicing rights	2,471	2,233	2,417	2,204
Goodwill	5,405	4,544	5,409	4,512
Other intangible assets	325	251	335	253
Derivative assets	150	245	651	245
Accrued income and other assets	5,278	5,120	5,484	5,073

Total Assets	$153,852	$138,587	$153,442	$138,201

Liabilities
Deposits:
Noninterest bearing	$16,858	$16,875	$16,849	$16,853
NOW and money market	37,066	33,675	37,914	33,131
Savings	2,779	2,345	2,793	2,389
Consumer time	32,654	25,069	30,968	24,774
Brokered retail CDs	5,344	2,469	4,149	2,736
Other	713	914	743	916
Foreign	4,138	8,677	5,154	8,143

Total deposits	99,552	90,024	98,570	88,942

Federal funds borrowed and security repurchase agreements	4,988	6,566	5,482	5,823
Borrowed funds	1,507	2,867	2,015	2,058
Long-term debt and capital securities	26,671	23,111	27,876	24,132
Derivative liabilities	(181)	434	74	393
Accrued expenses and other liabilities	3,860	3,354	3,992	3,545

Total Liabilities	136,397	126,356	138,009	124,893

Total Stockholders’ Equity	17,455	12,231	15,433	13,308

Total Liabilities and Stockholders’ Equity	$153,852	$138,587	$153,442	$138,201

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

	Daily Average Balances
	2008			2007
	Second	First	Fourth	Third	Second
(Dollar in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$32,302	$31,667	$30,243	$28,695	$28,055
Commercial leases	4,240	4,321	4,389	4,235	4,061
Commercial construction	9,098	9,098	8,902	8,225	7,854
Commercial real estate	15,147	15,538	14,952	13,933	13,145
Residential real estate	29,876	32,684	36,730	36,616	33,862
Home equity lines of credit	18,141	18,096	18,437	17,717	16,883
Credit card and other unsecured lines of credit	3,871	3,868	3,659	3,356	3,099
Other consumer	4,465	4,601	4,512	4,305	5,345

Total loans	117,140	119,873	121,824	117,082	112,304
Securities available for sale, at cost:
Taxable	8,212	8,256	8,435	7,447	6,734
Tax-exempt	279	332	391	388	409

Total securities available for sale	8,491	8,588	8,826	7,835	7,143
Federal funds sold, security resale agreements, trading assets, and other investments	12,124	6,091	3,492	3,332	2,897

Total earning assets/total interest income/rates	137,755	134,552	134,142	128,249	122,344
Allowance for loan losses	(2,593)	(1,752)	(1,363)	(1,142)	(1,107)
Fair value (depreciation) appreciation of securities available for sale	(47)	98	32	(73)	(34)
Nonearning assets	18,737	20,134	19,755	18,061	17,384

Total assets	$153,852	$153,032	$152,566	$145,095	$138,587

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$37,066	$38,763	$37,658	$35,099	$33,675
Savings accounts	2,779	2,808	2,922	2,457	2,345
Consumer time deposits	32,654	29,281	29,683	27,238	25,069
Other deposits	6,057	3,726	3,650	3,409	3,383
Foreign deposits	4,138	6,170	7,485	8,609	8,677
Federal funds borrowed	1,155	1,368	1,841	1,984	2,508
Security repurchase agreements	3,833	4,607	4,442	4,192	4,058
Borrowed funds	1,507	2,522	2,027	2,593	2,867
Long-term debt and capital securities	26,671	29,082	28,005	26,306	23,111

Total interest bearing liabilities/ total interest expense/rates	115,860	118,327	117,713	111,887	105,693
Noninterest bearing deposits	16,858	16,839	16,901	16,690	16,875
Accrued expenses and other liabilities	3,679	4,455	4,398	3,882	3,788

Total liabilities	136,397	139,621	139,012	132,459	126,356
Total stockholders’ equity	17,455	13,411	13,554	12,636	12,231

Total liabilities and stockholders’ equity	$153,852	$153,032	$152,566	$145,095	$138,587

Tax-equivalent net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Quarterly Interest
	2008		2007
	Second	First	Fourth	Third	Second
(Dollars in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$419	$479	$552	$552	$534
Commercial leases	68	74	79	72	69
Commercial construction	111	132	162	161	154
Commercial real estate	224	244	258	251	236
Residential real estate	458	560	643	654	620
Home equity lines of credit	233	285	328	343	332
Credit card and other unsecured lines of credit	92	107	103	96	86
Other consumer	68	77	77	78	88

Total loans	1,673	1,958	2,202	2,207	2,119
Securities available for sale, at cost:
Taxable	116	112	116	99	87
Tax-exempt	4	6	7	6	8

Total securities available for sale	120	118	123	105	95
Federal funds sold, security resale agreements, trading assets, and other investments	93	56	56	48	41

Total earning assets/total interest income/rates	$1,886	$2,132	$2,381	$2,360	$2,255
Allowance for loan losses
Fair value (depreciation) appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$160	$238	$292	$286	$265
Savings accounts	5	7	8	8	8
Consumer time deposits	352	335	365	337	302
Other deposits	45	35	47	46	45
Foreign deposits	24	47	80	107	108
Federal funds borrowed	7	12	22	27	33
Security repurchase agreements	16	30	42	46	45
Borrowed funds	11	25	23	34	36
Long-term debt and capital securities	245	334	393	367	317

Total interest bearing liabilities/ total interest expense/rates	$865	$1,063	$1,272	$1,258	$1,159
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income	$1,021	$1,069	$1,109	$1,102	$1,096

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization.

	Average Annualized Rate
	2008		2007
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	5.22%	6.09%	7.24%	7.63%	7.63%
Commercial leases	6.37	6.85	7.16	6.82	6.82
Commercial construction	4.90	5.85	7.22	7.74	7.86
Commercial real estate	5.94	6.31	6.85	7.15	7.19
Residential real estate	6.15	6.86	6.99	7.13	7.32
Home equity lines of credit	5.12	6.31	7.13	7.74	7.86
Credit card and other unsecured lines of credit	9.59	11.07	11.18	11.34	11.13
Other consumer	6.20	6.72	6.77	7.18	6.64

Total loans	5.73	6.56	7.20	7.50	7.56
Securities available for sale, at cost:
Taxable	5.63	5.44	5.50	5.29	5.16
Tax-exempt	6.49	6.96	6.64	6.78	7.77

Total securities available for sale	5.65	5.50	5.55	5.37	5.31
Federal funds sold, security resale agreements, trading assets, and other investments	3.08	3.73	6.32	5.70	5.75

Total earning assets/total interest income/rates	5.50%	6.36%	7.07%	7.33%	7.38%
Allowance for loan losses
Fair value (depreciation) appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	1.72%	2.48%	3.08%	3.23%	3.16%
Savings accounts	.71	.99	1.12	1.26	1.36
Consumer time deposits	4.34	4.60	4.89	4.91	4.83
Other deposits	3.00	3.72	5.12	5.36	5.26
Foreign deposits	2.36	3.06	4.27	4.92	5.01
Federal funds borrowed	2.63	3.47	4.84	5.24	5.31
Security repurchase agreements	1.69	2.61	3.82	4.37	4.38
Borrowed funds	2.91	4.01	4.47	5.15	5.04
Long-term debt and capital securities	3.68	4.62	5.55	5.57	5.51

Total interest bearing liabilities/ total interest expense/rates	3.00%	3.61%	4.29%	4.46%	4.40%
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income

Interest spread	2.50%	2.75%	2.78%	2.87%	2.98%
Contribution of noninterest bearing sources of funds	.47	.43	.52	.56	.61

Net interest margin	2.97%	3.18%	3.30%	3.43%	3.59%

(a)	Includes loans held for sale or securitization.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 85-86 of this report are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
National City management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2008, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
National City and its subsidiaries are involved in a number of legal and regulatory proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation, fines or penalties. For additional information on litigation, contingent liabilities, and guarantees, refer to Note 19 to the Consolidated Financial Statements.
On June 30, 2008, National City Corporation was notified that the Chicago Regional Office of the U.S. Securities and Exchange Commission (the “SEC”) is conducting an informal investigation of National City Corporation. The SEC has requested that National City provide the SEC with certain documents concerning its loan underwriting experience, dividends, bank regulatory matters and the sale of First Franklin Financial Corporation. The SEC has not asserted that the Company has acted improperly or illegally. National City intends to cooperate with the SEC in connection with this investigation, and at this time, the scope or outcome of the matter cannot be determined.
On August 23, 2005, the Office of Inspector General issued its final audit concerning late submitted requests to the Department of Housing and Urban Development for FHA insurance made between May 1, 2002 and April 30, 2004 by National City Mortgage Co., a subsidiary of National City Bank. One of the recommendations contained in the final audit was for a determination to be made as to the legal sufficiency of possible remedies under the Program Fraud Civil Remedies Act. In late 2006, the Department of Housing and Urban Development referred the matter to the Department of Justice’s Civil Division to determine if possible civil claims exist under the Program Fraud Civil Remedies Act and the False Claims Act. The Company has cooperated with the Department of Justice (DOJ) in its civil claims investigation. A settlement to resolve these issues with the various government agencies for approximately $6.1 million was finalized and has now been paid in full.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in the Corporation’s 2007 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 76 and 77 of this report are incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 29, 2008 at the Annual Meeting of Stockholders of the Registrant, stockholders took the following actions:
1. Elected as directors all nominees designated in the proxy statement dated March 7, 2008 as follows:

	Number of Votes
	For	Withheld
J.E. Barfield	454,700,116	96,712,989
J.S. Broadhurst	453,625,596	97,787,509

	Number of Votes
	For	Withheld
C.M. Connor	452,868,076	98,545,029
B.P. Healy, M.D.	450,335,987	101,077,118
J.D. Kelly	443,590,824	107,822,281
A.H. Koranda	457,575,864	93,837,241
M.B. McCallister	455,691,240	95,721,865
P.A. Ormond	454,942,778	96,470,327
P.E. Raskind	449,913,424	101,499,681
G.L. Shaheen	454,402,388	97,010,717
J.S. Thornton, Ph.D.	451,510,236	99,902,869
M. Weiss	451,090,410	100,322,695
2. Ratified the Audit Committee’s selection of Ernst & Young LLP as independent registered public accounting firm for National City Corporation for 2008: 524,350,857 votes cast for, 19,297,641 votes cast against, and 7,764,609 votes abstained.
ITEM 6. EXHIBITS
Exhibits
Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the June 30, 2008 Form 10-Q have been filed separately with the SEC and are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.
Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference).

3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).

3.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

3.4	Certificate of Designations of Non-Cumulative Perpetual Preferred Stock, Series E, Without Par Value of National City Corporation (filed as Exhibit 4.10 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

3.5	Certificate of Designations of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, Without Par Value of National City Corporation (filed as Exhibit 4.1 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

3.6	Certificate of Designations of Series G Contingent Convertible Perpetual Non-Cumulative Preferred Stock, without par value, of National City Corporation (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2008, and incorporated herein by reference).

4.1	Amended and restated Certificate of Incorporation of National City Corporation dated April 13, 1999 (filed as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2000, and incorporated herein by reference) related to capital stock of National City Corporation.

4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference) related to stockholder rights.

4.3	Certificate of Designation Rights and Preferences of the Series D Non-voting Convertible Preferred Stock Without Par Value of National City Corporation (filed as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

4.4	Certificate of Designations of Non-Cumulative Perpetual Preferred Stock, Series E, Without Par Value of National City Corporation (filed as Exhibit 4.10 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

4.5	Certificate of Designations of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, Without Par Value of National City Corporation (filed as Exhibit 4.1 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

4.6	Certificate of Designations of Series G Contingent Convertible Perpetual Non-Cumulative Preferred Stock, without par value, of National City Corporation (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 30, 2008, and incorporated herein by reference).

4.7	Deposit Agreement, dated January 30, 2008 by and among the Registrant, Wilmington Trust Company, National City Bank as Transfer Agent and Registrar, and all holders from time to time of Receipts issued pursuant thereto, (filed as Exhibit 4.2 to Registrant’s Form 8-A filed on January 30, 2008 (related to Registration No. 333-148769), and incorporated herein by reference).

4.8	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.
10.1	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).
10.2	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

10.3	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.4	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.5	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.6	Form of contracts with Jon L. Gorney, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert and Daniel J. Frate (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.7	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.8	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).
10.9	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.10	National City Corporation Retention Plan for Executive Officers, Amended and Restated effective January 1, 2005 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.11	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.12	National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.13	National City Corporation Supplemental Cash Balance Pension Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.14	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.15	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

10.16	The National City Corporation Long-Term Deferred Share Compensation Plan effective April 22, 2002 (filed as Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

10.17	The National City Corporation Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.18	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated

10.19	Summary of Non-employee Directors’ Compensation (filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on July 25, 2007, and incorporated herein by reference).

10.20	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.21	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.22	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.23	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.24	The National City Corporation Long-Term Cash and Equity Incentive Plan Effective January 1, 2005 (filed as Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.25	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.26	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.27	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.28	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.29	The National City Corporation 2004 Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.30	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.31	Amendment No. 6 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.32	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.33	Form of Restricted Stock Award Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.34	Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.35	Form of Non-qualified Stock Option Award Agreement (filed as Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.36	Form of contracts with Robert B. Crowl and Jeffrey J. Tengel (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.37	Appendices AS, AT, AU, AV, and AW to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.38	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.39	National City Corporation Management Severance Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.40	Form of Amendment to Agreement Not to Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.41	Form of Non-Elective Deferred Compensation Award.

10.42	Deferred Compensation Plan for Daniel J. Frate (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.43	Release and Separation Agreement between National City Corporation and John D. Gellhausen (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.44	Form of Restricted Stock Unit Agreement (Retention/Non-compete) between National City Corporation and each of Jeffrey D. Kelly and Peter E. Raskind (filed as exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.45	Form of Restricted Stock Unit Agreement (Performance) between National City Corporation and each of Jeffrey D. Kelly, Peter E. Raskind and Daniel J. Frate (filed as exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.46	Form of Restricted Stock Award Agreement.

10.47	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.48	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.49	Amendment to National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.50	Amendment to National City Corporation Amended and Restated 1993 Stock Option Plan (filed as exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.51	Amendment to National City Corporation 1997 Restricted Stock Plan, Amended and Restated Effective October 31, 2001 (filed as exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.52	Amendment to National City Corporation 1997 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.53	Amendment to National City Corporation 2001 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.54	Amendment to National City Corporation 2002 Restricted Stock Plan (filed as exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.55	2007 Executive Bonus Plan (filed as Exhibit 99 to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).

10.56	Form of contract with Dale Roskom (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.57	Form of contract with Clark H. Khayat (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.58	Form of Non-qualified Stock Option Award Agreement (filed as exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.59	Form of Restricted Stock Unit Award Agreement (filed as exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.60	Investment Agreement, dated as of April 20, 2008, by and between National City Corporation and Corsair NC Co-Invest, L. P. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 23, 2008, and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.61	First Amendment to the Investment Agreement, dated as of May 2, 2008, by and between National City Corporation and Corsair NC Co-Invest, L. P. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 8, 2008, and incorporated herein by reference).

10.62	Second Amendment to the Investment Agreement, dated as of June 26, 2008, by and between National City Corporation and Corsair NC Co-Invest, L.P. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 30, 2008, and incorporated herein by reference).

10.63	Release Agreement between National City Corporation and Jeffrey D. Kelly (filed as Exhibit 10 to Registrant’s Current Report on Form 8-K filed on July 11, 2008, and incorporated herein by reference).

11.0	Statement re computation of per share earnings incorporated by reference to Note 17 of the Notes to the Consolidated Financial Statements of this report.

12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated August 8, 2008 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated August 8, 2008 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated August 8, 2008 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated August 8, 2008 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

CORPORATE INFORMATION
Corporate Headquarters National City Center 1900 East Ninth Street Cleveland, Ohio 44114-3484 1-216-222-2000 NationalCity.com	Common Stock Listing

National City Corporation common stock is traded on the New York Stock Exchange under the symbol NCC. The stock is abbreviated in financial publications as NtlCity.

Preferred Securities Listing

National City sponsors four capital trusts which have issued corporation-obligated mandatorily redeemable capital securities that are traded on the New York Stock Exchange under the symbols NCCPRA, NCCPRB, NCCPRC and NCCPRD(bond).

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

FORM 10-Q — June 30, 2008
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION

(Registrant)

Date: August 8, 2008

/s/ PETER E. RASKIND
Peter E. Raskind
Chairman, President and Chief Executive Officer Principal Executive Officer

/s/ JEFFREY D. KELLY
Jeffrey D. Kelly
Vice Chairman and Chief Financial Officer

National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484