Form 10-Q
period 2008-09-30
NATIONAL CITY CORP
filed 2008-11-06
CIK 69970

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common stock — $4.00 Par Value
Outstanding as of October 31, 2008 — 2,036,068,167

National City Corporation®
QUARTER ENDED SEPTEMBER 30, 2008
FINANCIAL REPORT
AND FORM 10-Q

FINANCIAL REPORT AND FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008
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

PART I — FINANCIAL INFORMATION
FINANCIAL HIGHLIGHTS

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars In Millions, Except Per Share Amounts)	2008	2007	2008	2007

Tax-equivalent net interest income	$1,024	$1,102	$3,114	$3,316
Provision for loan losses	1,184	368	4,169	635
Noninterest income	386	624	1,955	2,009
Noninterest expense	2,679	1,396	5,968	3,738
Income tax (benefit) expense and tax-equivalent adjustment	(380)	(19)	(1,067)	305

Net (loss) income	$(2,073)	$(19)	$(4,001)	$647

Net (loss) income available to common shareholders	$(6,489)	$(19)	$(8,431)	$645

Net (loss) income per common share
Basic	$(7.40)	$(.03)	$(11.32)	$1.08
Diluted	(7.40)	(.03)	(11.32)	1.07
Dividends paid per common share	.01	.41	.23	1.19
Return on average common equity	—	—	—	6.60%
Return on average assets	—	—	—	.62
Net interest margin	2.99%	3.43%	3.05%	3.57
Average equity to average assets	11.53	8.71	10.55	9.31
Annualized net charge-offs to average portfolio loans	2.67	.54	2.46	.51
Average shares
Basic	877,343,589	588,134,030	745,034,488	597,365,121
Diluted	877,343,589	588,134,030	745,034,488	604,329,623

At September 30
Assets			$143,691	$154,166
Portfolio loans			110,462	111,991
Loans held for sale or securitization			3,246	11,987
Securities, at fair value			8,826	8,977
Deposits			95,582	98,249
Stockholders’ equity			15,838	13,843

Book value per common share			$7.71	$21.86
Tangible book value per common share			6.09	12.38
Market value per common share			1.75	25.09

Equity to assets			11.02%	8.98%
Tangible equity to assets			8.93	5.29
Tier 1 capital			11.00	6.78
Total risk-based capital			14.89	10.37
Leverage			9.98	6.96

Allowance for loan losses as a percentage of period-end portfolio loans			3.40%	1.23%
Nonperforming assets to period-end portfolio loans and other nonperforming assets			3.19	1.08

Common shares outstanding			2,035,998,720	633,345,384
Full-time equivalent employees			29,828	34,024

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in Millions, Except Per Share Amounts)	2008	2007	2008	2007

Interest Income
Loans	$1,615	$2,202	$5,235	$6,372
Securities:
Taxable	125	98	353	282
Exempt from Federal income taxes	3	5	10	15
Trading assets	19	8	46	21
Other	80	40	201	121

Total interest income	1,842	2,353	5,845	6,811
Interest Expense
Deposits	575	784	1,823	2,197
Federal funds borrowed and security repurchase agreements	15	72	80	207
Borrowed funds	16	34	52	86
Long-term debt and capital securities	223	368	802	1,027

Total interest expense	829	1,258	2,757	3,517

Net Interest Income	1,013	1,095	3,088	3,294
Provision for Loan Losses	1,184	368	4,169	635

Net interest (expense) income after provision for loan losses	(171)	727	(1,081)	2,659
Noninterest Income
Deposit service charges	273	229	763	656
Securities (losses) gains, net	(77)	—	427	26
Loan servicing revenue	(75)	159	(106)	287
Trust and investment management fees	71	79	232	237
Brokerage revenue	39	41	135	135
Insurance revenue	33	29	99	98
Leasing revenue	30	41	99	142
Card-related fees	30	31	95	92
Other service fees	28	34	88	102
Loan sale revenue	19	(74)	14	111
Other	15	55	109	123

Total noninterest income	386	624	1,955	2,009
Noninterest Expense
Impairment, fraud, and other losses	1,478	257	2,379	277
Salaries, benefits, and other personnel	563	642	1,841	1,917
Foreclosure costs	122	17	232	40
Third-party services	103	81	272	256
Net occupancy	83	77	255	231
Equipment	76	76	236	244
Marketing and public relations	35	41	109	119
Supplies and postage	30	34	97	108
Other	189	171	547	546

Total noninterest expense	2,679	1,396	5,968	3,738

(Loss) income before income tax (benefit) expense	(2,464)	(45)	(5,094)	930
Income tax (benefit) expense	(391)	(26)	(1,093)	283

Net (Loss) Income	$(2,073)	$(19)	$(4,001)	$647

Net (Loss) Income available to common shareholders	$(6,489)	$(19)	$(8,431)	$645

Net (Loss) Income Per Common Share
Basic	$(7.40)	$(.03)	$(11.32)	$1.08
Diluted	(7.40)	(.03)	(11.32)	1.07
Average Common Shares Outstanding
Basic	877,343,589	588,134,030	745,034,488	597,365,121
Diluted	877,343,589	588,134,030	745,034,488	604,329,623
Dividends declared per common share	.01	$.41	.23	$1.19

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30	December 31	September 30
(Dollars in Millions, Except Per Share Amounts)	2008	2007	2007

Assets
Cash and demand balances due from banks	$4,241	$3,226	$2,912
Federal funds sold and security resale agreements	2,156	100	338
Securities available for sale, at fair value	8,826	8,731	8,977
Trading assets	1,736	982	1,098
Other investments	2,021	1,282	1,275
Loans held for sale or securitization:
Commercial	3	41	159
Commercial real estate, at fair value in 2008	459	508	369
Residential real estate ($1,709 at fair value at September 30, 2008)	1,720	3,741	9,667
Home equity	—	—	1,791
Other consumer	1,064	—	1

Total loans held for sale or securitization	3,246	4,290	11,987
Portfolio loans:
Commercial	32,013	30,915	29,438
Commercial leases	4,169	4,437	4,399
Commercial construction	8,352	9,051	8,656
Commercial real estate	14,999	14,883	14,704
Residential real estate ($90 at fair value at September 30, 2008)	17,978	21,361	20,530
Home equity	25,732	26,961	26,236
Credit card and other unsecured lines of credit	3,937	3,915	3,476
Other consumer	3,282	4,499	4,552

Total portfolio loans	110,462	116,022	111,991
Allowance for loan losses	(3,752)	(1,762)	(1,373)

Net portfolio loans	106,710	114,260	110,618
Properties and equipment	2,058	2,082	2,059
Mortgage servicing rights	2,296	2,526	2,503
Goodwill	3,000	5,424	5,625
Accrued income and other assets	7,401	6,949	6,774

Total Assets	$143,691	$149,852	$154,166

Liabilities
Deposits:
Noninterest bearing	$15,251	$17,364	$16,693
NOW and money market	31,853	37,868	36,769
Savings	2,416	2,871	2,914
Consumer time	36,117	29,433	30,074
Other	8,141	3,110	3,604
Foreign	1,804	6,664	8,195

Total deposits	95,582	97,310	98,249
Federal funds borrowed and security repurchase agreements	3,248	5,100	6,249
Borrowed funds	1,669	2,055	2,506
Long-term debt and capital securities	23,857	27,892	28,639
Accrued expenses and other liabilities	3,497	4,087	4,680

Total Liabilities	$127,853	$136,444	$140,323

Stockholders’ Equity
Preferred stock	$—	$—	$—
Common stock	8,144	2,536	2,533
Capital surplus	11,848	6,375	6,362
(Accumulated deficit)/retained earnings	(4,170)	4,405	5,002
Accumulated other comprehensive income (loss)	16	92	(54)

Total Stockholders’ Equity	15,838	13,408	13,843

Total Liabilities and Stockholders’ Equity	$143,691	$149,852	$154,166

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30
(In Millions)	2008	2007

Operating Activities
Net (loss) income	$(4,001)	$647
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan losses	4,169	635
Depreciation, amortization and accretion	420	377
MSR fair value changes	494	89
Derivative (gains) losses, net	(81)	308
Gains on loans held for sale, sold or securitized, net	(505)	(226)
Indemnification and impairment charges	3,243	159
Other gains, net	(32)	(70)
Net sale proceeds (originations) of loans held for sale or securitization	2,042	(7,063)
Net change in trading assets and liabilities	(800)	(458)
Other operating activities, net	(676)	(469)

Net cash provided by (used in) operating activities	4,273	(6,071)

Lending and Investing Activities
Net (increase) decrease in federal funds sold, security resale agreements, and other investments	(2,800)	5,909
Purchases of available-for-sale securities	(1,949)	(1,853)
Proceeds from sale, maturities, calls, and prepayments of available-for-sale securities	1,744	2,669
Net decrease (increase) in portfolio loans	95	(2,340)
Proceeds from sales of loans	482	2,661
Proceeds from securitizations of loans	702	425
Net increase in properties and equipment	(244)	(117)
Net cash paid for acquisitions	—	(248)

Net cash (used in) provided by lending and investing activities	(1,970)	7,106

Deposit and Financing Activities
Net (decrease) increase in deposits	(1,488)	259
Net (decrease) increase in federal funds borrowed and security repurchase agreements	(1,852)	502
Net (decrease) increase in borrowed funds	(403)	795
Repayments of long-term debt	(9,552)	(7,717)
Proceeds from issuances of long-term debt and capital securities	5,408	8,278
Dividends paid	(178)	(723)
Issuances of common and preferred stock, net of issuance costs	6,950	179
Repurchases of common stock	—	(3,230)
Excess tax benefit for share based payments	—	13
Net premiums paid for purchased call option on warrants	(173)	—

Net cash used in deposit and financing activities	(1,288)	(1,644)

Net increase (decrease) in cash and demand balances due from banks	1,015	(609)
Cash and demand balances due from banks, January 1	3,226	3,521

Cash and Demand Balances Due from Banks, September 30	$4,241	$2,912

Supplemental Information
Cash paid (refunded) for:
Interest	$2,760	$3,517
Income taxes	(452)	683
Noncash items:
Transfers of portfolio loans and property to other real estate	918	502
Transfers of portfolio loans to held for sale	1,462	610
Transfers of held for sale loans to portfolio	485	6,111
Common shares and stock options issued for acquisitions	—	2,336
Conversion of preferred stock into common stock	5,099	—
Preferred stock dividend	4,400	—

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(Dollars in Millions, Except Per Share Amounts)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance, January 1, 2007	$—	$2,529	$4,794	$7,329	$(71)	$14,581
Comprehensive income:
Net income				647		647
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(14)	(14)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net losses included in net income					31	31
Change in accumulated unrealized losses for pension and other post retirement obligations					—	—

Total comprehensive income						664
Cumulative effect of change in accounting for uncertainty in income taxes				(24)		(24)
Common dividends declared, $1.19 per share				(721)		(721)
Preferred dividends declared, $18.99 per share				(2)		(2)
Issuance of 6,632,285 common shares and other activity pursuant to stock-based compensation plans		27	212			239
Issuance of 80,291,037 common shares pursuant to acquisitions(1)		321	2,015			2,336
Repurchase of 86,066,638 common shares		(344)	(659)	(2,227)		(3,230)

Balance, September 30, 2007	$—	$2,533	$6,362	$5,002	$(54)	$13,843

Balance, January 1, 2008	$—	$2,536	$6,375	$4,405	$92	$13,408
Comprehensive income:
Net loss				(4,001)		(4,001)
Other comprehensive income, net of tax:
Change in unrealized gains and losses on securities, net of reclassification adjustment for net gains included in net income					(153)	(153)
Change in unrealized gains and losses on derivative instruments used in cash flow hedging relationships, net of reclassification adjustment for net gains included in net income					77	77
Change in accumulated unrealized losses for pension and other postretirement obligations					—	—

Total comprehensive income						(4,077)
Cumulative effect of changes in accounting				4		4
Common dividends declared, $.23 per share				(148)		(148)
Preferred dividends declared				(30)		(30)
Issuance of 1,401,121,541 common shares, 65,190 preferred shares, and 61,750,000 warrants		505	6,445			6,950
Conversion of Series D preferred shares into 1,121,541 common shares		4	(4)			—
Conversion of Series G preferred shares into 1,273,800,000 common shares		5,095	(5,095)			—
Preferred dividend, related to conversion of Series G preferred shares, noncash			4,400	(4,400)		—
Issuance of 923,754 common shares and other activity pursuant to stock-based compensation plans		4	30			34
Purchase of call option and issuance of 76,000,000 warrants			(173)			(173)
Other			(130)			(130)

Balance, September 30, 2008	$—	$8,144	$11,848	$(4,170)	$16	$15,838

(1)	Includes fair value of stock options exchanged.
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
Consolidation: Accounting Research Bulletin 51 (ARB 51), Consolidated Financial Statements, requires a company’s consolidated financial statements to include subsidiaries in which a company has a controlling financial interest. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest. Investments in companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated. Investments in companies in which the Corporation has significant influence over operating and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) and limited partnership investments are generally accounted for by the equity method of accounting. These investments are principally included in other assets, and National City’s proportionate share of income or loss is included in other noninterest income.
The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Financial Accounting Standards Board Interpretation 46(R) (FIN 46R), Consolidation of Variable Interest Entities (VIE), provides guidance on when a company should include in its financial statements the assets, liabilities, and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Consolidated Financial Statements include the assets, liabilities, and activities of VIEs for which the Corporation is deemed to be the primary beneficiary.
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
Loans are classified as held for sale when management has both the intent and ability to sell or securitize. Prior to January 1, 2008, all loans held for sale or securitization were carried at the lower of cost or fair value applied on an aggregate basis by type of loan. Effective January 1, 2008, residential and commercial real estate loans originated or acquired with the intent to sell or securitize are carried at fair value under SFAS 159, The Fair Value Option for Financial Assets and Liabilities. Fair value is measured based on purchase commitments, bids received from potential purchasers, quoted prices for the same or similar loans, or prices of recent sales or securitizations. Management considers in its assessment the probability that buyer commitments may not close. In the absence of an active market, fair value is based upon a discounted cash flow model which utilizes inputs and assumptions which are believed to be consistent with market participants’ views. When a decision is made to sell or securitize a loan that was not originated or acquired with the intent to sell or securitize, the loan is reclassified from portfolio into held for sale or securitization at the lower of cost or fair value at the time of transfer, which becomes its new cost basis while in held for sale. Subsequently, the loan continues to be carried at the lower of the new cost basis or fair value while in held for sale. This analysis is performed on an aggregate basis by loan type.
When the Corporation sells a loan or group of loans which qualify as a sale pursuant to SFAS 140, the loans are removed from the balance sheet and a gain or loss is recognized in loan sale revenue.
Due to changing market conditions or other strategic initiatives, management’s intent with respect to the disposition of the loan may change, and accordingly, loans previously classified as held for sale may be reclassified into portfolio, or vice versa. Held for sale loans accounted for at fair value pursuant to SFAS 159 are transferred to portfolio at fair value at the date of transfer. Subsequently, these loans continue to be carried at fair value with changes in fair value recognized within loan sale revenue on the income statement. Held for sale loans not accounted for at fair value are transferred to portfolio at the lower of cost or fair value at the date of transfer. Any fair value adjustment on the transferred loans, other than that attributable to credit impairment, are subsequently amortized into net interest income using the interest method. To the extent any of the transferred loans were subsequently classified as nonaccrual, amortization is ceased. Any credit impairment recognized on the loans at the date of transfer is subsequently evaluated for adequacy in conjunction with the determination of the allowance for loan losses. If such analysis shows that the initial credit impairment on the transferred loans is not sufficient to absorb currently estimated credit losses, an allowance for loan losses is established by recording a provision for loan losses. Recoveries of the credit impairment recorded on the date of transfer are not recognized until write-off, pay down or maturity of the loans.
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
Leases are classified as either direct financing leases or operating leases, based on the terms of the lease arrangement. To be classified as a direct financing lease, the lease must have at least one of the following four characteristics: 1) the lease transfers ownership of the property to the lessee by the end of the lease term, 2) the lease contains a bargain purchase option, 3) the lease term is equal to 75% or more of the estimated economic life of the leased property, or 4) the present value of the minimum lease payments are at least 90% of the cost of the leased property. Leases that do not meet any of these four criteria are classified as operating leases and reported as property and equipment on the balance sheet.
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
Other Real Estate Owned: Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations, as well as bank premises qualifying as held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Property obtained in satisfaction of a loan is recorded at the estimated fair value less anticipated selling costs based upon the property’s appraised value at the date of transfer. Anticipated recoveries from private mortgage insurance and government guarantees are also considered in evaluating the potential impairment of loans at the date of transfer. When the anticipated future cash flows associated with a loan are less than its net carrying value, a charge-off is recognized against the allowance for loan losses. Expected insurance proceeds are recognized as a receivable upon transfer of the loan to other real estate owned. As of September 30, 2008, this receivable was $37 million. Bank premises are transferred at the lower of carrying value or estimated fair value less anticipated selling costs. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer, with the offset recorded in noninterest expense. Fair value write-downs, property maintenance costs, and gains or losses recognized upon the sale of foreclosed assets are recognized in noninterest expense.
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
Securities purchased with the intention of realizing short-term profits, or that are used to manage risk in other balance sheet assets and liabilities carried at fair value, are considered trading securities and are carried at fair value. Depending on the purpose for holding the securities, realized and unrealized gains and losses are included in either brokerage revenue, loan servicing revenue or other noninterest income. Interest on trading account securities is recorded in interest income. Loans are classified as trading when positions are bought and sold primarily to make profits on short-term appreciation or for other trading purposes. Trading loans are also included in trading assets on the balance sheet and are carried at fair value, with gains and losses included in other noninterest income. See Note 9 for further information on trading securities.
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
Certain equity security investments that do not have readily determinable fair values and for which the Corporation does not exercise significant influence are carried at cost and classified either within other investments or other assets on the balance sheet depending on the frequency of dividend declarations. Cost method investments classified within other investments consist of shares of Federal Home Loan Bank and Federal Reserve Bank stock. These investments totaled $1.1 billion at September 30, 2008 and $808 million at December 31, 2007 and September 30, 2007, respectively. Cost method investments classified within other assets were less than $10 million at September 30, 2008, December 31, 2007, and September 30, 2007. The Corporation’s holdings of Visa Class B shares have no cost basis. Cost method investments are reviewed for impairment at least annually or sooner if events or changes in circumstances indicate the carrying value may not be recoverable.
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
In accordance with SFAS 140, securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale, and each subsequent sale for revolving securitization structures. Net gains or losses resulting from securitizations are recorded in loan sale revenue and are determined based upon the difference between the allocated cost of the loans sold and the sale proceeds, which includes the fair value of any assets or liabilities that are newly-created as a result of the transaction.
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
Reclassifications of Derivative Instruments Indexed to or Settleable in Common Stock: The Corporation accounts for certain financial instruments indexed to, or settleable, in its common stock as freestanding derivative instruments under the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. EITF 00-19 requires that instruments be classified as assets, liabilities or equity based on how the instruments can be settled. The classification is based on the concept that instruments that require net-cash settlement are assets or liabilities and instruments that require settlement in shares are equity instruments. EITF 00-19 requires that management reassess the classification of such instruments each balance sheet date and the instruments may be entirely or partially reclassified based on the existing facts and circumstances. For example, a portion of equity instruments may be reclassified to a liability to the extent the Corporation does not have a sufficient number of shares authorized to settle the derivative instruments requiring the issuance of shares. However, the equity instruments that are supported by authorized, but unissued, shares could remain classified as equity. Should a partial reclassification occur, the Corporation has elected to reclassify the instruments with the latest maturity dates first.
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
Income Taxes: The Corporation and its subsidiaries file a consolidated federal income tax return. The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Deferred tax assets are assessed quarterly to determine if there is a need for a valuation allowance. A valuation allowance is recorded when it is more likely than not that the ultimate realization of deferred tax assets will not occur.
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
Earnings Per Share: Net income per share is calculated in accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF 03-6 clarified the guidance in SFAS 128, Earnings Per Share, regarding the computation of earnings per share for entities that have issued securities other than common stock that contractually entitle holders of these securities to participate in dividends and earnings of the Corporation. EITF 03-6 requires undistributed earnings for the period, which represents net income less common and participating security dividends (if applicable) declared or paid, to be allocated between the common and participating security stockholders based upon their respective rights to receive dividends. This method of computing earnings per share is defined by EITF 03-6 as the two-class method. The two-class method is not applied to the earnings per share calculation in periods of net losses when participating security holders are not obligated to share in losses with common shareholders. EITF 03-6 does not require the presentation of net income per share for securities other than common stock; therefore, the foregoing net income per share amounts only pertain to the Corporation’s common stock. The Corporation’s Series D and G convertible preferred stock were considered participating securities for purposes of computing earnings per share while they were outstanding. These preferred stock classes were converted into common shares in September 2008.
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
Effective January 1, 2008, the Corporation adopted a net presentation for certain derivative positions and related cash collateral pursuant to the guidance in FIN 39 and FSP FIN 39-1. Prior to that time, the Corporation presented all of its derivative positions and related collateral on a gross basis. The application of this guidance resulted in reclassifications of cash collateral placed with counterparties from short-term investments and cash collateral held from counterparties from foreign deposits to other liabilities and other assets, respectively, and also resulted in the netting of certain derivative liabilities against derivative assets. As of September 30, 2008, total assets and total liabilities were each reduced by $1.1 billion as a result of applying this guidance. The December 31, 2007 balance sheet was also restated for this guidance which resulted in a reduction in total assets and total liabilities of $522 million. The effect on other assets and other liabilities for balance sheet periods prior to December 31, 2007 was not material.
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
Accounting for Written Loan Commitments Accounted for at Fair Value: In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Corporation adopted the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007 related to residential and commercial real estate loans held for sale that are accounted for as derivatives under SFAS 133. The Corporation does not account for any other written loan commitments at fair value through earnings. The impact of SAB 109 will accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date. For the third quarter and first nine months of 2008 the adoption of SAB 109 resulted in an increase in loan sale revenue of $29 million.
Business Combinations: In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.
The Corporation will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. At September 30, 2008, the Corporation’s acquired deferred income tax valuation allowances and income tax contingencies totaled $2 million and $51 million, respectively. Adoption of this new standard is not expected to have a material impact on financial condition, results of operations, or liquidity.
Accounting for Noncontrolling Interests: In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Early adoption is not permitted.
At September 30, 2008, noncontrolling interests in subsidiaries totaled approximately $155 million and were included in accrued expenses and other liabilities on the consolidated balance sheet. Upon adoption of SFAS 160 on January 1, 2009, the outstanding balance of noncontrolling interests will be reclassified from accrued expenses and other liabilities to stockholders’ equity on the consolidated balance sheet. The adoption of this statement is not expected to have a material impact on the results of operations or liquidity.
Derivative Instrument and Hedging Activity Disclosures: In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. In order to meet these expanded disclosure objectives, SFAS 161 will require entities to disclose the objectives and strategies for using derivatives, information about the volume of derivative activity, fair value amounts and gains and losses on derivative instruments in tabular format, and credit-risk contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the effects that SFAS 161 will have on its disclosure of derivatives and hedging activities in the consolidated financial statements.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities: In June 2008, the FASB issued FSP No. EITF 03-6-1 (FSP 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FASB concluded in FSP 03-6-1 that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The definition of a participating security and the computation of earnings per share under the two-class method are contained in SFAS 128, Earnings Per Share, as clarified by EITF 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128. A participating security is a security issued by an entity that may participate in dividends with common shareholders based upon a predetermined formula. The two-class method is an earnings allocation formula that determines earnings per share for each class of an entity’s common stock and participating security according to dividends declared and participation rights in undistributed earnings. As a result of the final consensus reached in this FSP, the Corporation’s unvested restricted share awards will be considered participating securities and will be required to be included in the computation of earnings per share using the two-class method. FSP 03-6-1 is effective for annual and interim financial statements issued after December 15, 2008. All prior period earnings per share amounts presented throughout an entity’s financial statements are required to be adjusted retrospectively. Management is currently evaluating the effects the adoption of FSP 03-6-1 will have on the financial statement presentation of earnings per share. Adoption of this FSP is not expected to have a material impact on financial condition, results of operations, or liquidity.
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
FSP ABP 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008 and shall be applied retrospectively to all periods presented. The Corporation will be required to adopt this FSP in accounting for its convertible senior notes issued in January 2008. Upon adoption of this FSP in 2009, the effective interest rate on the convertible senior notes will increase to 6.4% which will increase annual interest costs by $29 million. Had this FSP been applied in 2008, the after-tax net loss reported for the third quarter and the first nine months of 2008 would have increased by $5 million and $12 million, respectively. The adoption of this FSP will not have a material impact on financial condition or liquidity.
Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock: In June 2008, the FASB ratified the consensus reached in EITF Issue No. 07-5 (EITF 07-5), Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 nullifies existing accounting guidance in EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock, on how an entity should evaluate whether a freestanding financial instrument or embedded feature is indexed to its own stock. EITF 07-5 requires entities to use a two-step approach for purposes of evaluating whether an equity-linked financial instrument or embedded feature is indexed to its own stock.
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

EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. A cumulative effect of a change in accounting principle shall be recognized in retained earnings for the effect on instruments outstanding at the adoption date. The Corporation has evaluated its financial instruments with contingent exercise provisions and/or settlement features pursuant to this EITF and determined that certain of its warrants are not considered to be indexed solely to the Corporation’s stock. As a result, on January 1, 2009 the fair value of the warrants will be reclassified from stockholders’ equity to a liability on the consolidated balance sheet and any cumulative effect adjustment resulting from the reclassification will be recognized in retained earnings. Prospectively, changes in fair value of the warrants will be recognized in current earnings. At September 30, 2008, the carrying value of the warrants recognized in stockholders’ equity was $65 million. The adoption of this EITF and the reclassification of the warrants will not have a material impact on liquidity, however, subsequent changes in fair value of the warrants could have a material impact on the results of operations in future reporting periods.
Credit Derivative and Financial Guarantee Contract Disclosures: In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees. This FSP enhances the disclosure requirements for sellers of credit derivatives and financial guarantees. A credit derivative is a derivative instrument (a) in which one or more of its underlyings are related to the credit risk of a specified entity (or group of entities) or an index based on the credit risk of a group of entities and (b) exposes the seller to potential loss from credit-risk-related events specified in the contract. The FSP amends SFAS 133 to require sellers of credit derivatives to provide the following disclosures for credit derivatives (including credit derivatives embedded in hybrid instruments) at each reporting date: the nature of the credit derivative including its term, the reasons for entering into the credit derivative, the events or circumstances that would require the seller to perform under the credit derivative contract, and the status of payment/performance risk; the maximum potential amount of undiscounted future payments the seller could be required to make under the credit derivative contract; the fair value of the credit derivative; and the nature of any recourse provisions and assets held as collateral or by third parties that could allow the seller to recover all or portions of amounts paid under the credit derivative contract. This FSP also amends FIN 45 to require guarantors to disclose the current status of the payment/performance risk of their guarantees.
This FSP is effective for annual and interim reporting periods ending after November 15, 2008. Comparative disclosures are encouraged but are not required until reporting periods are presented subsequent to the effective date of the FSP. Management is currently evaluating the effects the adoption of this FSP will have on its financial statement disclosures for derivatives and financial guarantees. Adoption is not expected to have a material impact on financial condition, results of operations, or liquidity.
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
Assets and liabilities of acquired entities are recorded at estimated fair values as of respective acquisition dates, and the results of acquired entity operations are included in income from those dates. The fair values of acquired assets and liabilities, including identifiable intangible assets, are finalized as quickly as possible following an acquisition. Purchase accounting adjustments determinable within 12 months of acquisition date result in adjustments to goodwill. The purchase price allocation for Fidelity was completed in 2007. The MAF purchase price allocation was completed during the third quarter of 2008.
The following table shows the excess purchase price over carrying value of net assets acquired, purchase price allocation and resulting goodwill for MAF:

(In Millions)

Purchase price	$1,845
Carrying value of net assets acquired	699

Excess of purchase price over carrying value of net assets acquired	1,146
Purchase accounting adjustments:
Portfolio loans and loans held for sale	(10)
Premises and equipment	(1)
Mortgage servicing rights	(17)
Other assets	23
Deposits	(5)
Borrowings	(3)
Severance and exit costs	41
Other liabilities	19
Deferred taxes	42

Subtotal	1,235

Core deposit intangibles	154
Other identifiable intangible assets	1

Goodwill	$1,080

The following table summarizes the estimated fair value of MAF’s net assets acquired:

(In Millions)

Assets
Cash and cash equivalents	$142
Federal funds sold	108
Securities	1,822
Loans, net of allowance for loan losses	7,075
Premises and other equipment	166
Goodwill and other intangibles	1,235
Mortgage servicing rights	36

Other assets	336

Total Assets	10,920
Liabilities
Deposits	7,351
Borrowings	1,471
Other liabilities	253

Total Liabilities	9,075

Fair value of net assets acquired	$1,845

On October 24, 2008, National City Corporation entered into a definitive agreement to be acquired by The PNC Financial Services Group, Inc. (NYSE: PNC). Under this agreement, each share of National City common stock will be exchanged into .0392 shares of PNC common stock. In addition, cash of $384 million will be paid to certain warrant holders. The total consideration at the time of the agreement was $5.6 billion, equal to the Corporation’s market capitalization. In connection with this transaction, PNC was granted an option to acquire 19.9% of the Corporation’s common stock. PNC cannot exercise the option unless the merger is not completed and specified triggering events occur. These events generally relate to business combinations or acquisition transactions involving the Corporation and a third party. Upon the occurrence of certain triggering events, the Corporation may be required to repurchase the option at a predetermined price, or PNC may choose to surrender the option to the Corporation for a cash payment of $168 million. In no event will the total profit received by PNC with respect to this option exceed $224 million. This option will expire upon the completion of the merger with PNC. This transaction is currently expected to close by December 31, 2008, subject to customary closing conditions, including regulatory and shareholder approvals.
4. Restructuring Charges
Restructuring programs consist of acquisition integration related activities as well as other strategic initiatives. During the three month period ended September 30, 2008 the Corporation recorded minimal amounts of severance and other employee-related expenses versus $26 million for the period ended September 30, 2007. Similar expenses for the nine-month periods ended September 30, 2008 and September 30, 2007 totaled $16 million and $37 million, respectively. The severance charges during the third quarter of 2007 were primarily related to acquisitions, divestitures and other business activities.
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
Activity in the severance and restructuring liability for the three- and nine-month periods ended September 30, 2008 and 2007 is presented in the following table. Historically, the majority of severance and other termination expenses have been recorded as unallocated corporate charges within the Parent and Other segment. However, in 2008 severance and other employee-related costs directly associated with staffing reductions in mortgage operations of $183 thousand and $10 million during the three- and nine- month periods ended September 30, 2008, respectively, were recorded within the Mortgage Banking segment.

	Three Months Ended
	September 30, 2008
(In Millions)	Acquisitions	Other	Total

Beginning balance	$22	$36	$58
Severance and other employee related costs:
Charged to expense	—	—	—
Recognized in purchase price allocation	—	—	—
Payments	(2)	(8)	(10)
Exit costs, contract terminations and other:
Charged to expense	—	2	2
Recognized in purchase price allocation	—	—	—
Payments	(2)	(3)	(5)

Ending balance	$18	$27	$45

	Three Months Ended
	September 30, 2007
(In Millions)	Acquisitions	Other	Total

Beginning balance	$30	$22	$52
Severance and other employee related costs:
Charged to expense	2	24	26
Recognized in purchase price allocation	47	—	47
Payments	(11)	(8)	(19)
Exit costs, contract terminations and other:
Charged to expense	—	2	2
Recognized in purchase price allocation	8	—	8
Payments	(3)	(1)	(4)

Ending balance	$73	$39	$112

	Nine Months Ended
	September 30, 2008
(In Millions)	Acquisitions	Other	Total

Beginning balance	$52	$81	$133
Severance and other employee related costs:
Charged to expense	1	15	16
Recognized in purchase price allocation	3	—	3
Payments	(29)	(69)	(98)
Exit costs, contract terminations and other:
Charged to expense	—	11	11
Recognized in purchase price allocation	—	—	—
Payments	(9)	(11)	(20)

Ending balance	$18	$27	$45

	Nine Months Ended
	September 30, 2007
(In Millions)	Acquisitions	Other	Total

Beginning balance	$41	$32	$73
Severance and other employee related costs:
Charged to expense	4	33	37
Recognized in purchase price allocation	62	—	62
Payments	(38)	(27)	(65)
Exit costs, contract terminations and other:
Charged to expense	—	3	3
Recognized in purchase price allocation	16	—	16
Payments	(12)	(2)	(14)

Ending balance	$73	$39	$112

5. Securitization Activity
The Corporation has securitized pools of credit card, mortgage, automobile, and Small Business Administration (SBA) loans. Recent securitization activities are described below.
Automobile: In October 2008, the Corporation exercised an early call on the outstanding notes of the 2004-A automobile securitization. Accordingly, the Corporation redeemed $28 million of loans from the securitization trust at a price equal to unpaid principal plus accrued interest. These loans were recorded at fair value which approximated the purchase price.
Credit Card: In the second quarter of 2008, the Corporation securitized $374 million of credit card receivables consisting of three pools (Series 2008-1, 2008-2, 2008-3). A pretax gain of approximately $12 million was recognized on this transaction within loan sale revenue. Transaction costs of approximately $2 million were capitalized and are being amortized over the revolving periods of these securitizations.
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

Securitized and Managed Loans:
A summary of the components of managed loans, representing both owned and securitized loans, along with quantitative information about delinquencies and net credit losses follows:

			Three Months Ended		Nine Months Ended
	As of September 30, 2008		September 30, 2008		September 30, 2008
		Loans Past
	Principal	Due 30 Days	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	or More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$3,489.3	$146.3	$3,439.0	$50.1	$3,320.6	$145.4
Mortgages	1,261.7	120.4	1,299.1	4.4	1,340.4	6.1
Automobile	383.8	14.9	432.5	1.4	554.9	4.8
SBA	127.8	13.7	131.0	—	142.5	—

Total loans managed or securitized	5,262.6	295.3	5,301.6	55.9	5,358.4	156.3
Less loans securitized:
Credit Card	1,824.4	63.4	1,824.4	23.2	1,622.2	60.1
Mortgages	328.6	5.2	335.6	—	293.7	—
Automobile	344.2	10.5	389.0	1.6	500.3	5.3
SBA	127.8	13.7	130.9	—	142.5	—
Less loans held for securitization:
Credit Card	—	—	—	—	131.8	—
Mortgages	179.1	—	189.2	—	257.0	—

Loans held in portfolio	$2,458.5	$202.5	$2,432.5	$31.1	$2,410.9	$90.9

			Three Months Ended		Nine Months Ended
	As of September 30, 2007		September 30, 2007		September 30, 2007
		Loans Past
	Principal	Due 30 Days	Average	Net Credit	Average	Net Credit
(In Millions)	Balance	or More	Balances	Losses	Balances	Losses

Type of loan:
Credit Card	$2,946.0	$114.6	$2,884.1	$28.4	$2,734.2	$85.9
Automobile	929.1	25.4	1,029.2	2.4	1,254.6	8.1
SBA	181.2	11.8	194.9	—	213.1	—

Total loans managed or securitized	4,056.3	151.8	4,108.2	30.8	4,201.9	94.0
Less loans securitized:
Credit Card	1,450.0	50.1	1,450.0	14.4	1,328.6	39.7
Automobile	839.2	19.5	922.2	2.4	1,118.5	8.5
SBA	181.2	11.8	194.9	—	213.1	—
Less loans held for securitization:
Credit Card	—	—	—	—	121.4	—

Loans held in portfolio	$1,585.9	$70.4	$1,541.1	$14.0	$1,420.3	$45.8

Certain cash flows received from the securitization trusts follow:

	Three Months Ended				Nine Months Ended
	September 30, 2008				September 30, 2008
	Credit		Jumbo		Credit		Jumbo
(In Millions)	Card	Automobile	Mortgage	SBA	Card	Automobile	Mortgage	SBA

Proceeds from new securitizations	$—	$—	$—	$—	$374.4	$—	$373.9	$—
Proceeds from collections reinvested in previous securitizations	1,003.8	—	—	—	2,680.9	—	—	—
Servicing fees received	9.1	1.0	0.2	—	24.3	3.9	0.5	—
Other cash flows received on interests that continue to be held	34.5	0.6	0.8	0.4	89.6	2.1	1.9	1.3
Proceeds from sales of previously charged-off accounts	0.2	—	—	—	1.7	—	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	—	—	—

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	Credit			Credit
(In Millions)	Card	Automobile	SBA	Card	Automobile	SBA

Proceeds from new securitizations	$—	$—	$—	$425.0	$—	$—
Proceeds from collections reinvested in previous securitizations	810.7	—	—	2,230.1	—	—
Servicing fees received	7.3	2.4	—	20.0	8.6	—
Other cash flows received on interests that continue to be held	22.5	1.1	.6	59.5	4.2	1.9
Proceeds from sales of previously charged-off accounts	.5	—	—	2.7	—	—
Purchases of delinquent or foreclosed assets	—	—	—	—	—	—

The Corporation holds certain interests in securitized credit card, mortgage and automobile loans consisting of interest-only strips and servicing assets. The table below presents the weighted-average assumptions used to measure the fair values of these retained interests as of September 30, 2008. The sensitivity of these fair values to immediate 10% and 20% adverse changes in key assumptions is also shown. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interests is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

		Weighted-	Variable	Monthly	Expected
		Average	Annual	Principal	Annual	Annual
	Fair	Life	Coupon Rate to	Repayment	Credit	Discount
(Dollars in Millions)	Value	(in months)	Investors	Rate	Losses	Rate	Yield

Credit Card Loans
Interest-only strips	$6.7	3.3	4.31%	17.94%	4.87%	15.00%	12.63%
Decline in fair value of 10% adverse change			$1.4	$0.4	$2.0	$—	$5.1
Decline in fair value of 20% adverse change			3.1	0.7	4.0	—	6.7

			Monthly	Expected
		Weighted-	Prepayment	Cumulative	Annual	Weighted-
	Fair	Average Life	Speed	Credit	Discount	Average
(Dollars in Millions)	Value	(in months)	(% ABS)(a)	Losses	Rate	Coupon

Automobile Loans
Interest-only strip	$8.0	1.2	1.26%	1.46%	12.00%	7.06%
Decline in fair value of 10% adverse change			$—	$0.3	$0.1	$0.9
Decline in fair value of 20% adverse change			—	0.7	0.1	1.7
Servicing asset	$1.0	3.6	1.26%	1.46%	10.00%	7.06%
Decline in fair value of 10% adverse change			$0.1	$—	$—	$—
Decline in fair value of 20% adverse change			0.1	—	—	—

		Weighted-	Monthly
		Average	Prepayment		Weighted-
	Fair	Life	Speed(c)	Annual	Average
(Dollars in Millions)	Value	(in months)	(% ABS)	Discount Rate(b)	Coupon

Mortgages
Servicing asset	$3.9	6.0	16.3%	8.09%	6.62%
Decline in fair value of 10% adverse change			$0.1	$0.08	$1.2
Decline in fair value of 20% adverse change			0.2	0.15	1.6

(a)	Absolute prepayment speed.

(b)	Spread over the forward interest rate swap rates.

(c)	Includes credit losses.
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
A summary of lease financings by type follows:

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

Commercial
Direct financings	$4,038	$4,280	$4,241
Leveraged leases	131	157	158

Total commercial lease financings	4,169	4,437	4,399
Consumer
Retail automobile lease financings	58	142	180

Total net investment in lease financings	$4,227	$4,579	$4,579

The components of the net investment in lease financings by type follow:

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

Commercial
Lease payments receivable	$4,415	$4,711	$4,660
Estimated residual value of leased assets	369	393	388

Gross investment in commercial lease financings	4,784	5,104	5,048
Unearned income	(615)	(667)	(649)

Total net investment in commercial lease financings	$4,169	$4,437	$4,399

Consumer
Lease payments receivable	$9	$39	$54
Estimated residual value of leased assets	50	109	133

Gross investment in consumer lease financings	59	148	187
Unearned income	(1)	(6)	(7)

Total net investment in consumer lease financings	$58	$142	$180

A rollforward of the residual value component of lease financings by type follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2008	2007	2008	2007

Commercial
Beginning balance	$396	$378	$393	$409
Additions	21	33	64	92
Runoff	(47)	(23)	(86)	(113)
Write-downs	(1)	—	(2)	—

Ending balance	$369	$388	$369	$388

Consumer
Beginning balance	$69	$163	$109	$202
Runoff	(19)	(30)	(59)	(69)

Ending balance	$50	$133	$50	$133

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
A summary of the net carrying value of equipment leased to others by type follows:

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

Commercial
Cost	$574	$543	$564
Accumulated depreciation	(210)	(188)	(187)

Net carrying value of commercial leased equipment	364	355	377
Consumer
Cost	6	46	55
Accumulated depreciation	(3)	(26)	(25)

Net carrying value of consumer leased equipment	$3	$20	$30

7. Loans, Allowance for Loan Losses and Allowance for Losses on Lending-Related Commitments
Total portfolio loans outstanding are recorded net of unearned income, unamortized premiums and discounts, deferred loan fees and costs, and fair value adjustments of $660 million, $777 million, and $493 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. Effective January 1, 2008, the Corporation elected the fair value option for residential and commercial real estate loans held for sale. Prior to this date, all loans held for sale were recorded at the lower of cost or fair value, on an aggregate basis by loan type unless in a SFAS 133 hedging relationship.

The Corporation has the option to repurchase certain delinquent loans that were sold in prior periods. The Corporation has recognized these loans in both portfolio loans and loans held for sale on its balance sheet as assets, and related repurchase obligation has been recognized within other borrowed funds. Detail follows:

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

Residential real estate portfolio loans	$395	$334	$287
Commercial real estate loans held for sale	47	3	7

Total	$442	$337	$294

Activity in the allowance for loan losses follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2008	2007	2008	2007

Balance at beginning of period	$3,434	$1,136	$1,762	$1,131
Provision for loan losses	1,184	368	4,169	635
Charge-offs	889	189	2,266	525
Recoveries	45	48	144	139

Net charge-offs	844	141	2,122	386
Other(a)	(22)	10	(57)	(7)

Balance at end of period	$3,752	$1,373	$3,752	$1,373

(a)	Includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and reinsurance claims paid to third parties.
Activity in the allowance for losses on lending-related commitments follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2008	2007	2008	2007

Balance at beginning of period	$75	$61	$65	$78
Net (benefit) provision for credit losses on lending-related commitments	(4)	(7)	6	(24)

Balance at end of period	$71	$54	$71	$54

Nonperforming loans totaled $3.0 billion, $1.1 billion, and $861 million as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively. For loans classified as nonperforming at September 30, 2008, the contractual interest due and actual interest recognized on those loans during the nine months ended September 30, 2008 was $263 million and $56 million, respectively.
Impaired loans, as defined under SFAS 114, are included in nonperforming loans. Average impaired loans for the first nine months of 2008 and 2007, totaled $597 million and $200 million, respectively. During the first nine months of 2008 and 2007, interest recognized on impaired loans while they were considered impaired was not material. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The following table presents details on the allowance for loan losses related to impaired loans.

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

Impaired loans with an associated allowance	$495	$208	$246
Impaired loans without an associated allowance	410	126	88

Total impaired loans	$905	$334	$334

Allowance for loan losses allocated to impaired loans	$127	$48	$55

8. Securities Available for Sale and Held to Maturity
Available for sale securities by security type follow:

	Amortized	Unrealized	Unrealized	Fair
(In Millions)	Cost	Gains	Losses	Value

September 30, 2008
U.S. Treasury	$675	$59	$—	$734
Federal agency	139	4	—	143
Mortgage-backed securities	7,661	88	359	7,390
Asset-backed and corporate debt securities	110	—	7	103
States and political subdivisions	275	2	1	276
Other	186	4	10	180

Total securities	$9,046	$157	$377	$8,826

December 31, 2007
U.S. Treasury	$1,056	$43	$—	$1,099
Federal agency	262	5	—	267
Mortgage-backed securities	6,610	38	64	6,584
Asset-backed and corporate debt securities	204	—	13	191
States and political subdivisions	382	4	—	386
Other	194	12	2	204

Total securities	$8,708	$102	$79	$8,731

September 30, 2007
U.S. Treasury	$1,057	$12	$1	$1,068
Federal agency	287	3	—	290
Mortgage-backed securities	6,801	25	70	6,756
Asset-backed and corporate debt securities	214	—	3	211
States and political subdivisions	429	4	1	432
Other	206	15	1	220

Total securities	$8,994	$59	$76	$8,977

Other securities included retained interests from securitizations as well as equity securities.
The following table presents the age of gross unrealized losses and associated fair value by investment category.

	September 30, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Millions)	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury	$—	$—	$—	$—	$—	$—
Federal agency	—	—	—	—	—	—
Mortgage-backed securities	1,610	181	1,147	178	2,757	359
Asset-backed securities	25	4	38	3	63	7
States and political subdivisions	71	1	—	—	71	1
Other	111	9	6	1	117	10

Total	$1,817	$195	$1,191	$182	$3,008	$377

See the Financial Condition section of Management’s Discussion and Analysis for management’s assessment of available for sale securities for other-than-temporary impairment.
At September 30, 2008, the fair value of securities pledged to secure public and trust deposits, U.S. Treasury notes, security repurchase agreements, FHLB borrowings, derivative instruments and other general obligations totaled $7 billion. At September 30, 2008, there were no securities of a single issuer, other than U.S. Treasury and Federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.
Gross gains on available-for-sale securities were $19 million and $39 million for the three and nine months ended September 30, 2008 respectively. Gross losses on available-for-sale securities were $95 million and $142 million for the three and nine months ended September 30, 2008, inclusive of other-than-temporary impairment losses of $91 million and $133 million, respectively. Proceeds from sales of available-for-sale securities were $19 million and $130 million for the three and nine months ended September 30, 2008.

Gross gains on available-for-sale securities were $1 million and $32 million for the three and nine months ended September 30, 2007 respectively. Gross losses on available-for-sale securities were $1 million and $6 million for the three and nine months ended September 30, 2007, respectively. Proceeds from sales of available-for-sale securities were $263 million and $1.7 billion for the three and nine months ended September 30, 2007.
Held to maturity securities had an amortized cost and fair value of $3 million and $6 million at September 30, 2008 and an amortized cost and fair value of $6 million at December 31, 2007. No securities were classified as held to maturity at September 30, 2007.
9. Trading Assets and Liabilities
Securities and loans are classified as trading when they are purchased with the expectation that they will be sold within a short period of time, typically for the purpose of making short-term profits. Certain securities used to manage risk related to mortgage servicing assets are also classified as trading. Derivative instruments are classified as trading when entered into to take proprietary risk positions or to provide risk management services to customers. All trading instruments are carried at fair value. Further detail on fair value measurements is included in Note 23. A portion of the trading securities portfolio represented principal-only mortgage-backed securities used to economically hedge mortgage servicing assets. These securities comprised 16%, 76%, and 65% of total trading securities as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively. As of September 30, 2008, 76% of the trading securities portfolio were variable rate demand obligations (VRDOs) issued by municipal and corporate issuers which may have been underwritten by the Corporation and were purchased from the original investor and are in the process of being remarketed to other third-party investors. Further discussion regarding VRDOs is included in Note 19. Other trading securities held include U.S. government agency and agency mortgage- backed securities, U.S. Treasury securities, and other corporate and municipal obligations and equity securities. Trading loans primarily include syndicated commercial loans traded within the secondary market for these types of loans. Trading securities and loans are classified within trading assets on the balance sheet.
Trading derivative instruments principally represent interest-rate swap and option contracts and foreign currency futures and forwards contracts entered into to meet the risk management needs of corporate banking customers. The fair values of trading derivatives in the table below are presented on a gross basis and do not include the effects of master netting agreements. The fair values of trading derivatives are included in other assets and other liabilities on the balance sheet. Further detail on derivative instruments is included in Note 22.
Trading liabilities also include securities sold short, which are obligations to purchase securities that have already been sold to other third parties. Liabilities for securities sold short are classified with borrowed funds on the balance sheet.
The following table presents the fair values of trading assets and liabilities:

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

Trading assets:
Securities	$1,730	$804	$963
Loans	6	178	135
Derivative instruments	270	235	152

Total trading assets	$2,006	$1,217	$1,250

Trading liabilities:
Securities sold short	$26	$8	$35
Derivative instruments	161	202	128

Total trading liabilities	$187	$210	$163

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2008	2007	2008	2007

Tax-equivalent net interest income	$23	$8	$46	$21
Gains (losses) in noninterest income:
Securities and securities sold short	(82)	10	(141)	(4)
Loans	(1)	(7)	(2)	(6)
Derivative instruments	18	(3)	25	6

Subtotal	(65)	—	(118)	(4)

Total net trading (loss) income	$(42)	$8	$(72)	$17

10. Goodwill and Other Intangible Assets
The carrying value of goodwill was $3.0 billion, $5.4 billion, and $5.6 billion at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. The Corporation performs its annual goodwill impairment test in the fourth quarter. In addition, interim impairment tests are performed more frequently, if events or circumstances indicate possible impairment. The fair value of each business unit was estimated using a variety of methods, including valuations of comparable companies, where available, and discounted cash flow models based on the long-term strategic forecast of the business unit. As a result of interim impairment tests, a goodwill impairment loss of $2.4 billion was recognized in the Corporate Banking line of business at September 30, 2008. The impairment loss represented the excess of the carrying amount of the goodwill over its estimated fair value. The impairment loss recorded in the third quarter of $1.3 billion is based on the completion of step 1 of the impairment analysis and a preliminary estimate of the impairment under step 2 of the analysis, which will be completed in the fourth quarter.
A rollforward of goodwill by line of business for the nine months ended September 30, 2008 follows:

	January 1	Goodwill	Impairment	September 30
(In Millions)	2008	Adjustments(a)	Losses	2008

Retail Banking	$2,728	$5	$—	$2,733
Corporate Banking	2,430	(6)	(2,424)	—
Mortgage Banking	—	—	—	—
Asset Management	266	1	—	267
Exit Portfolios	—	—	—	—
Parent and Other	—	—	—	—

Total	$5,424	$—	$(2,424)	$3,000

(a)	Represents goodwill associated with acquisitions, purchase accounting adjustments as well as the realignment of goodwill among segments.
Finite-lived intangible assets capitalized on the balance sheet include core deposit, credit card and other intangibles. A summary of these intangible assets follows:

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

Core deposit intangibles
Gross carrying amount	$475	$475	$476
Less: accumulated amortization	199	144	124

Net carrying amount	276	331	352

Credit card intangibles
Gross carrying amount	5	6	6
Less: accumulated amortization	4	4	4

Net carrying amount	1	2	2

Other intangibles
Gross carrying amount	46	79	73
Less: accumulated amortization	27	56	51

Net carrying amount	19	23	22

Total finite-lived intangibles
Gross carrying amount	526	560	555
Less: accumulated amortization	230	204	179

Net carrying amount	$296	$356	$376

Amortization expense on finite-lived intangible assets totaled $20 million for each of the three months ended September 30, 2008 and 2007. Amortization expense on finite-lived intangible assets totaled $61 million and $56 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization expense on finite-lived intangible assets is expected to total $70 million, $58 million, $48 million, $38 million, and $27 million for fiscal years 2009 through 2013, respectively.
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
Changes in the carrying value of MSRs, accounted for at fair value, follow:

	Three Months Ended September 30
(In Millions)	2008	2007

Balance at beginning of period	$2,625	$2,468
Additions:
From loans sold with servicing retained	52	171
From acquisitions	—	37
Changes in fair value due to:
Time decay and payoffs(a)	(60)	(84)
All other changes in valuation inputs or assumptions(b)	(321)	(89)

Fair value of MSRs at end of period	$2,296	$2,503

	Nine Months Ended September 30
(In Millions)	2008	2007

Balance at beginning of period	$2,526	$2,094
Additions:
From loans sold with servicing retained	264	453
From acquisitions	—	44
Changes in fair value due to:
Time decay and payoffs(a)	(254)	(259)
All other changes in valuation inputs or assumptions(b)	(240)	171

Fair value of MSRs at end of period	$2,296	$2,503

Unpaid principal balance of loans serviced for others	$175,346	$173,682

(a)	Represents decrease in MSR value due to passage of time, including the impact from both regularly scheduled loan principal payments and loans that paid down or paid off during the period.

(b)	Represents MSR value change resulting primarily from market-driven changes in interest rates.
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

The key economic assumptions used in determining the fair value of MSRs capitalized during the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Weighted-average life (in years)	7.1	7.3	7.9	6.4
Weighted-average constant prepayment rate (CPR)	10.68%	12.26%	9.61%	17.11%
Spread over forward interest rate swap rates (a)	6.41	5.69	6.31	5.68
Weighted-average discount rate (b)	—	—	—	10.14

(a)	Utilized to discount the servicing cash flows.

(b)	Represents the weighted-average discount rate through April 2007.
The key economic assumptions used in determining the fair value of MSRs as of September 30, 2008 and 2007 were as follows:

	2008	2007

Weighted-average life (in years)	6.2	6.1
Weighted-average CPR	11.78%	13.49%
Spread over forward interest rate swap rates	7.40	5.61

Commercial Real Estate Servicing Assets: Commercial real estate servicing assets are recognized upon selling commercial real estate loans into the secondary market, while retaining the obligation to service those loans, or from purchasing or assuming the right to service commercial real estate loans originated by others. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a quarterly basis. For purposes of the impairment analysis, management stratifies these servicing assets by loan type as well as by the term of the underlying loans. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to loan servicing revenue in the income statement. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on commercial real estate servicing assets recognized during the three or nine months ended September 30, 2008 or 2007. The fair value of commercial real estate servicing assets is estimated by using either a third-party opinion of value or an internal valuation model. Both methods are based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, prepayments, and servicing costs. The internal valuation model is validated at least annually by an independent third party.
Commercial real estate servicing assets are classified in other assets on the balance sheet. Changes in the carrying value of the commercial real estate servicing assets and the associated valuation allowance follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2008	2007	2008	2007

Commercial real estate servicing assets
Balance at beginning of period	$161	$147	$148	$147
Additions:
From loans sold with servicing retained	8	6	32	17
From purchases of servicing	1	2	3	4
Subtractions:
Amortization	(18)	(5)	(31)	(18)
From sales of servicing	(5)	(1)	(5)	(1)
Write down	(2)	—	(2)	—

Carrying value before valuation allowance at end of period	145	149	145	149

Valuation allowance
Balance at beginning of period	(1)	(1)	(1)	(1)
Impairment (charges) recoveries	—	—	—	—

Balance at end of period	(1)	(1)	(1)	(1)

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2008	2007	2008	2007
Net carrying value of servicing assets at end of period	$144	$148	$144	$148

Unpaid principal balance of commercial real estate loans serviced for others	$20,060	$17,170

Fair value of servicing assets:
Beginning of period	$205	$198	$183	$189
End of period	188	192	188	192

The key economic assumptions used to estimate the fair value of these servicing assets as of September 30, 2008 and 2007 were as follows:

	2008	2007

Weighted-average life (in years)	6.5	8.0
Weighted-average discount rate	13.51%	13.17%

Other Consumer Loans: The Corporation also has servicing assets related to sales or securitizations of automobile loans and certain home equity loans and home equity lines of credit. These servicing assets are accounted for using the amortization method and are included in other assets on the balance sheet. The servicing asset related to securitized automobile loans was $572 thousand, $3 million, and $3 million as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively. The servicing asset related to home equity loans and lines of credit was $17 million, $27 million, and $29 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. No servicing asset or liability has been recognized related to the Corporation’s obligation to service credit card loans as the fee received for performing this service is deemed to approximate the amount that would be paid to fairly compensate a substitute servicer, should one be required.
Contractual Servicing Fees: Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan servicing revenue on the income statement.

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2008	2007	2008	2007

Residential real estate	$141	$135	$425	$391
Credit card	31	26	81	73
Commercial real estate	10	8	28	28
Automobile	2	4	9	15
Home equity loans and lines of credit	13	18	43	51

Total contractual servicing fees	$197	$191	$586	$558

12. Borrowed Funds
Detail of borrowed funds follows:

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

Federal Home Loan Bank advances	$1,000	$—	$514
Commercial paper	162	1,171	1,118
U.S. Treasury notes	—	500	340
Senior bank notes	—	—	86
Other	507	384	448

Total borrowed funds	$1,669	$2,055	$2,506

Weighted-average rate	3.20%	4.30%	4.66%

Federal Home Loan Bank advances represent short-term borrowings with the Federal Home Loan bank and mature within two months. Commercial paper is issued by the Corporation’s subsidiary, National City Credit Corporation. As of September 30, 2008, the entire balance had maturities of three months or less. The other category at September 30, 2008, December 31, 2007 and September 30, 2007, included liabilities totaling $442 million, $337 million, and $294 million, respectively, related to mortgage loans available for repurchase under GNMA and FNMA loan sale programs. See further discussion in Note 1. The other category also included obligations totaling $26 million, $8 million and $55 million at September 30, 2008, December 31, 2007 and September 30, 2007, respectively, related to securities sold short, which are obligations to purchase securities that have already been sold to other third parties. Some short sales are held for trading purposes, while others are used to economically hedge risk associated with other assets or liabilities. See further discussion in Note 9.

13. Long-Term Debt
The composition of long-term debt follows. This note excludes the junior subordinated notes owed to the unconsolidated subsidiary trusts. See Note 14 for further discussion on these obligations.

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

3.125% senior notes due 2009	$197	$194	$194
5.75% subordinated notes due 2009	303	302	301
Variable-rate senior note due 2009	600	600	600
Variable-rate senior note due 2010	302	301	300
4.00% convertible senior notes due 2011	1,438	—	—
4.90% senior notes due 2015	402	396	384
6.875% subordinated notes due 2019	800	777	753
3.20% senior notes redeemed 2008	—	298	296

Total holding company	4,042	2,868	2,828
Federal Home Loan Bank advances	9,238	6,256	5,900
Senior bank notes	4,416	13,061	14,232
7.25% subordinated notes due 2010	232	235	236
6.30% subordinated notes due 2011	212	213	210
7.25% subordinated notes due 2011	202	201	200
6.25% subordinated notes due 2011	303	307	308
6.20% subordinated notes due 2011	527	519	509
4.63% subordinated notes due 2013	295	295	295
5.25% subordinated notes due 2016	234	239	239
Variable-rate subordinated notes due 2016	250	250	250
Variable-rate subordinated notes due 2017	523	523	523
5.80% subordinated notes due 2017	455	443	429
4.25% subordinated notes due 2018	221	226	223
Repurchase agreements	272	321	321
Secured debt financings	18	26	47
Other	11	9	8

Total subsidiaries	17,409	23,124	23,930

Total long-term debt	$21,451	$25,992	$26,758

The amounts above represent the par value of the debt adjusted for any unamortized discount, other basis adjustments related to hedging the debt with derivative instruments, and fair value adjustments recognized in connection with acquired debt. The Corporation uses derivative instruments, primarily interest-rate swaps and caps, to manage interest-rate risk on its long-term debt. Interest-rate swaps are used to hedge the fair value of certain fixed-rate debt by converting the debt to variable rate and are also used to hedge the cash flow variability associated with certain variable-rate debt by converting the debt to fixed rate. Interest-rate caps are also used to hedge cash flow variability by capping the interest payments associated with variable-rate debt issuances. Further discussion on derivative instruments is included in Notes 1 and 22.
The subordinated notes of the holding company and National City Bank qualify as Tier 2 capital under the regulatory capital requirements of the federal banking agencies, subject to certain limitations. Further discussion on regulatory capital requirements is included in Note 15.
A summary of par values and weighted-average rates of long-term debt as of September 30, 2008, follows. The weighted-average effective rate includes the effects of derivative instruments used to manage interest-rate risk, amortization of discounts, and amortization of fair value adjustments associated with acquired debt.

		Weighted-Average	Weighted-Average
(Dollars in Millions)	Par Value	Contractual Rate	Effective Rate

FHLB advances	$9,223	3.15%	3.28%
Subordinated notes	4,425	5.55	4.79
Senior bank notes	4,405	3.51	3.10
Senior notes	2,937	3.80	3.63
Repurchase agreements	275	4.48	4.86
Secured debt financings	18	6.03	6.03
Other	10	6.09	6.09

Total long-term debt	$21,293	3.84%	3.52%

At September 30, 2008, Federal Home Loan Bank (FHLB) advances consisted of $3.4 billion of fixed-rate obligations and $5.8 billion of variable-rate obligations. At September 30, 2008, the Corporation did not have any unused borrowing capacity at the FHLB. The Corporation pledged $11.4 billion in residential real estate loans, $13.0 billion in home equity loans, and $1.2 billion in mortgage-backed securities as collateral against FHLB borrowings at September 30, 2008. FHLB advances have maturities ranging from 2008 to 2030.
National City Bank has issued senior and subordinated bank notes. There were no new issuances by the Bank during 2008. At September 30, 2008, senior bank notes totaling $1.3 billion were contractually based on a fixed rate of interest and $3.1 billion were contractually based on a variable rate of interest. Senior bank notes have maturities ranging from 2009 to 2078. All but two subordinated notes of National City Bank were issued at fixed rates, pay interest semi-annually and may not be redeemed prior to maturity. The variable-rate subordinated note due 2016 is based on three-month LIBOR plus 35 basis points, resets quarterly, and was 3.169% at September 30, 2008. The variable-rate subordinated note due 2017 is based on three-month LIBOR plus 37 basis points, resets quarterly, and was 3.185% at September 30, 2008.
National City acquired repurchase agreements as part of the MAF Bancorp acquisition, which at September 30, 2008, consisted of $100 million of fixed-rate obligations and $175 million of variable-rate obligations, and have maturities ranging from 2010 to 2014.
The holding company has issued both senior and subordinated notes. All but two of the notes issued by the holding company are fixed rate. The interest rate on the variable-rate senior note due 2009 is based on three-month LIBOR plus 1.5 basis points, is reset quarterly, and was 3.219 % at September 30, 2008. The interest rate on the variable-rate senior note due 2010 is based on three-month LIBOR plus 17 basis points, is reset quarterly and was 2.989 % at September 30, 2008. All remaining senior notes and subordinated notes of the holding company pay interest semi-annually. These obligations may not be redeemed prior to their stated maturity. On April 1, 2008, the 3.20% senior note of the holding company matured and was redeemed.
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
14. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Corporation
As of September 30, 2008, National City sponsored eight trusts, of which 100% of the common equity is owned by the Corporation, formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the capital securities) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Corporation (the debentures). The debentures held by each trust are the sole assets of that trust which issued common securities to the Corporation and preferred capital securities to third-party investors. The capital securities of these trusts qualify as Tier I capital of the Corporation for regulatory purposes.
In January 2008, the Corporation issued $500 million of junior subordinated debentures to National City Preferred Capital Trust I. These junior subordinated debentures bear interest at a fixed rate of 8.729%, payable semi-annually in arrears. These debentures are redeemable at par plus accrued unpaid interest, in whole or in part, anytime after December 10, 2016, with the prior approval of the Federal Reserve Board. These debentures have a scheduled maturity date of December 10, 2043. These debentures are eligible to be remarketed one month prior to December 10, 2012 at which time the interest rate, call date, and maturity may be reset. These debentures rank pari-passu to the Corporation’s junior subordinated debentures issued to National City Capital Trust II, III and IV, junior to the Corporation’s outstanding debt, and junior to its other outstanding junior subordinated debentures.
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

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

6.625% junior subordinated debentures owed to National City Capital Trust II due November 15, 2036	$760	$754	$749
8.000% junior subordinated debentures owed to National City Capital Trust IV due September 15, 2047	519	521	518
6.625% junior subordinated debentures owed to National City Capital Trust III due May 25, 2047	502	499	488
8.729% junior subordinated debentures owed to National City Preferred Capital Trust I due December 10, 2043	500	—	—
Variable-rate junior subordinated debentures owed to MAF Bancorp Capital Trust II due September 15, 2035	38	38	38
Variable-rate junior subordinated debentures owed to MAF Bancorp Capital Trust I due June 15, 2035	32	33	33
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust III due November 23, 2034	32	32	32
Variable-rate junior subordinated debentures owed to Fidelity Capital Trust II due January 23, 2034	23	23	23

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$2,406	$1,900	$1,881

Distributions on the capital securities issued by National City Capital Trust II, III and IV are payable quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by National City Preferred Capital Trust I are payable semi-annually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by these trusts. Distributions on the capital securities issued by Fidelity Capital Trust III are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 197 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust III was 4.781 % at September 30, 2008. Distributions on the capital securities issued by Fidelity Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 285 basis points, with no maximum interest rate. The interest rate associated with Fidelity Capital Trust II was 5.646 % at September 30, 2008. Distributions on the capital securities issued by MAF Bancorp Capital Trust I are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 175 basis points, with no maximum interest rate. The interest rate associated with MAF Bancorp Capital Trust I was 4.569 % at September 30, 2008. Distributions on the capital securities issued by MAF Bancorp Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 140 basis points, with no maximum interest rate. The interest rate associated with MAF Bancorp Capital Trust II was 4.219 % at September 30, 2008.
The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the obligations of the trusts. This guarantee covers the distributions on and redemption of, the trusts’ capital securities, but only to the extent of funds held by each trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The debentures held by each trust are first redeemable, in whole or in part, by the Corporation as follows:

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
15. Regulatory Restrictions and Capital Ratios
The Corporation and its bank subsidiary, National City Bank, are subject to various regulatory capital requirements of federal banking agencies that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that could have a material effect on financial position and operations. Examples of such actions available to the federal regulatory agencies include, but are not limited to, additional regulatory scrutiny, restrictions on the issuance of brokered deposits, limitations on the ability to pay dividends, the issuance of a directive to increase capital, increases in FDIC insurance premiums, and in severe cases, the appointment of a conservator or receiver.
Regulatory and other capital measures follow:

	September 30		December 31		September 30
	2008		2007		2007
(Dollars in Millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total equity/assets	$15,838	11.02%	$13,408	8.95%	$13,843	8.98%
Tangible equity/tangible assets	12,541	8.93	7,628	5.29	7,842	5.29
Tier 1 capital	14,696	11.00	9,367	6.53	9,672	6.78
Total risk-based capital	19,896	14.89	14,729	10.27	14,802	10.37
Leverage	14,696	9.98	9,367	6.39	9,672	6.96

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
National City Bank from time to time is required to maintain noninterest bearing reserve balances with the Federal Reserve Bank. There was no required reserve balance at September 30, 2008.

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
Dividends paid by a subsidiary bank to its parent company are also subject to certain legal and regulatory limitations. In 2008, National City Bank may pay dividends up to and equal to its net income for 2008, as defined by statute, through the date of any such dividend declaration, without prior regulatory approval. As of September 30, 2008, National City Bank had a year-to-date net loss of approximately $4 billion; therefore, no dividends could be declared to the parent company without prior regulatory approval.
16. Stockholders’ Equity
The number of outstanding shares of each class of the Corporation’s stock is shown in the following table.

	September 30	December 31	September 30
	2008	2007	2007

Preferred Stock, Series D, no par value, $100 liquidation value per share, authorized 70,272 shares	—	70,272	70,272
Preferred Stock, Series E, no par value, $100,000 liquidation value per share, authorized 5,751 shares	—	—	—
Preferred Stock, Series F, no par value, $100,000 liquidation value per share, authorized 1,725 shares	1,500	—	—
Common Stock, $4 par value, authorized 5,000,000,000 shares	2,035,998,720	633,945,720	633,345,384

In the second quarter of 2008, the Corporation issued common shares, Series G contingently convertible preferred shares, and warrants for proceeds of approximately $7 billion. At a special meeting of stockholders held on September 15, 2008, the Corporation’s stockholders approved: i) an increase in the number of authorized common shares to 5.0 billion, ii) the conversion of the Series G preferred shares into common shares and the exercise of recently issued warrants. The effective conversion price of the contingently convertible preferred shares was established at a discount to the then closing market price of the Corporation’s common stock. Under generally accepted accounting principles, this discount was recognized as a one-time, non-cash deemed preferred stock dividend of $4.4 billion, upon stockholder approval of the conversion feature of the preferred stock. This non-cash deemed dividend did not affect total stockholders’ equity, regulatory capital or liquidity. However, it increased diluted net loss per common share as preferred stock dividends increase the net loss applicable to common stockholders. See Footnote 17 for the computation of diluted net loss per common share.
In the event that, within three years (which may be shortened to two years in certain circumstances) of the closing of this transaction, if the Corporation (i) sells more than $300 million of common stock or other equity-linked securities at a price less than $5.00, or (ii) engages in certain other transactions wherein the implied value of National City common stock is less than $5.00 or the value of National City common stock may be affected, then, a reset adjustment will occur. In that instance, certain investors will receive an adjustment to the purchase price of their preferred shares, as well as the number of shares purchasable under the warrant or the exercise price of the warrant.
On October 24, 2008, National City Corporation announced that it had entered into a definitive agreement to be acquired by The PNC Financial Services Group, Inc. for $5.6 billion, which triggered the previously described reset adjustment. On the business day immediately prior to this change in control, the Corporation will issue an additional 328 million common shares to certain stockholders who participated in the previously described capital transaction. In addition, the Corporation will make a cash payment of $384 million to certain warrant holders. Both the number of shares issuable and the cash payment are subject to adjustment, if the Corporation’s closing stock price on the day before the change in control is lower than the closing stock price on the merger announcement date. As a result, the fair value of the reset obligation liability will be adjusted in the fourth quarter.
Preferred Stock: The Corporation has authorization to issue up to five million shares of preferred stock without par value, in one or more series. The Corporation issued 70,272 shares of no par, Series D convertible non-voting preferred stock in conjunction with a 2004 acquisition. On September 29, 2008, the Series D preferred stock converted into 1.1 million shares of National City common stock.
The Corporation designated 5,751 shares as no par, Series E perpetual preferred stock, of which 5,001 of these shares are reserved for issuance pursuant to a stock purchase contract with National City Preferred Capital Trust I. The stock purchase date is expected to be December 10, 2012, but could occur earlier or later, under certain conditions. The Corporation also designated 1,725 shares as no par, Series F preferred stock, of which 1,500 of these shares were issued. Both the Series E and F preferred stock will rank senior to National City common stock and on parity with the Series D preferred stock in the event of liquidation or dissolution of the

Corporation. Both the Series E and F preferred stock have a liquidation value of $100,000 per share. Both series are noncumulative with respect to dividends and will have limited voting rights except in the event of nonpayment of dividends and certain other events. Holders of this preferred stock will be entitled to receive dividends, when and as declared by the Board of Directors. Series E shall be redeemable at the Corporation’s option, and subject to Federal Reserve approval, at any date after December 10, 2012. Series F shall be redeemable at the Corporation’s option, subject to Federal Reserve approval, at any date after February 1, 2013. Subject to these conditions, both Series E and F may be redeemed for $100,000 per share plus any declared but unpaid dividends. The Corporation will be limited in its right to redeem both Series E and F prior to ten years after their initial issuance dates by a replacement capital covenant. Pursuant to this covenant, the Corporation must have received proceeds from the issuance of equity or hybrid securities that qualify as Tier I capital and may be required to obtain the approval of the Federal Reserve. The current beneficiary of this limitation are the holders of the Corporation’s 6.875% subordinated notes due 2019.
In the second quarter of 2008, the Corporation designated 70,000 shares as no par, contingently convertible Series G preferred stock and issued 63,690 shares. The Series G preferred stock converted into 1.3 billion shares of common stock on September 22, 2008. Prior to the conversion of the Series G preferred stock into common stock, dividends on the Series G preferred stock were payable, on a non-cumulative basis, when and as declared by the Corporation’s board of directors on the Corporation’s common stock, on an as-converted basis.
Common Stock: National City common stock ranks junior to the Corporation’s preferred stock in rights to dividends as well as distributions to stockholders in the event of liquidation or dissolution. During the second quarter of 2008, the Corporation issued 126.2 million shares of common stock. Dividends may be paid on common shares when and as declared by the Board of Directors. As of September 30, 2008, the Corporation has authorization to issue 5.0 billion shares of common stock with a par value of $4 per share. As described above, the Corporation’s stockholders on September 15, 2008 approved: i) an increase in the number of authorized common shares to 5.0 billion, ii) the conversion of the contingently convertible Series G preferred stock, and the exercise of the certain warrants, described below. As a result, the conversion resulted in 1.3 billion shares of common stock issued in exchange for the previously outstanding Series G preferred stock.
On April 24, 2007, the Corporation’s Board of Directors authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to all previous authorizations approved by the Board of Directors. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. There were no stock repurchases during the first nine months of 2008. During the first nine months of 2007, the Corporation repurchased 45.7 million shares. As of September 30, 2008, 37.6 million shares remain authorized for repurchase.
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
Common Stock Warrants: In the first quarter of 2008, the Corporation issued warrants to a third party to purchase National City common stock. The holder has the option to exercise 714,863 warrants, on a daily basis, commencing June 15, 2011 and ending on July 15, 2011, and 714,864 warrants, on a daily basis, commencing July 18, 2011 and ending on October 20, 2011. The adjusted strike price of these warrants is $32.83 per share. Upon exercise, the Corporation will deliver common shares with a market value equal to the number of warrants exercised multiplied by the excess of the market price of National City common stock over the strike price. The maximum number of shares that could be required to be issued is approximately 64 million, subject to adjustment in the case of certain events, make-whole fundamental changes or early termination. The Corporation has reserved 93.1 million shares for issuance pursuant to the convertible notes and warrants.
In the second quarter of 2008, the Corporation issued warrants exercisable for 61.75 million shares of National City common stock to certain investors who participated in the purchase of the Corporation’s common or Series G preferred stock. The holders of these warrants may purchase common shares at a purchase price of $7.10. The term of the warrants is five years.
Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows:

	Nine Months Ended
	September 30
(In Millions)	2008	2007

Accumulated unrealized gains on securities available for sale at January 1, net of tax	$15	$4
Net unrealized gains for the period, net of tax expense of $67 in 2008 and $1 in 2007	125	3
Reclassification adjustment for gains included in net income, net of tax expense of $150 in 2008 and $9 in 2007	(278)	(17)

Effect on other comprehensive income (loss) for the period	(153)	(14)

Accumulated unrealized losses on securities available for sale at September 30, net of tax	$(138)	$(10)

Accumulated unrealized gains (losses) on derivatives used in cash flow hedging relationships at January 1, net of tax	$70	$(4)
Net unrealized gains for the period, net of tax expense of $44 in 2008 and $17 in 2007	82	31
Reclassification adjustment for gains included in net income, net of tax expense of $3 in 2008	(5)	—

Effect on other comprehensive income (loss) for the period	77	31

Accumulated unrealized gains on derivatives used in cash flow hedging relationships at September 30, net of tax	$147	$27

Accumulated unrealized gains (losses) for pension and other postretirement obligations at January 1, net of tax	$7	$(71)
Amortization of prior service costs included in net periodic benefit, net of tax (benefit) expense of $(2) in 2008 and $1 in 2007	3	(2)
Amortization of transition obligation included in net periodic cost, net of tax benefit	—	—
Amortization of net gain included in net periodic cost, net of tax expense (benefit) of $2 in 2008 and $(1) in 2007	(3)	2

Effect on other comprehensive income (loss) for the period	—	—

Accumulated unrealized gains (losses) for pension and other postretirement obligations at September 30, net of tax	$7	$(71)

Accumulated other comprehensive income (loss) at January 1, net of tax	$92	$(71)
Other comprehensive (loss) income, net of tax	(76)	17

Accumulated other comprehensive income (loss) at September 30, net of tax	$16	$(54)

17.  Net Income Per Common Share
Calculations of basic and diluted net income per share follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in Millions, Except Per Share Amounts)	2008	2007	2008	2007

Basic
Net (loss) income	$(2,073)	$(19)	$(4,001)	$647
Less distributed earnings:
Preferred dividends	16	—	30	2
Noncash preferred dividend	4,400	—	4,400	—
Common dividends	7	235	148	721

Undistributed (loss) income	$(6,496)	$(254)	$(8,579)	$(76)

Percentage of undistributed income allocated to common shares(a)	100.00%	100.00%	100.00%	100.00%

Undistributed (loss) income allocated to common shares	$(6,496)	$(254)	$(8,579)	$(76)
Plus common dividends	7	235	148	721

Net (Loss) income applicable to common shares	$(6,489)	$(19)	$(8,431)	$645

Average common shares outstanding	877,343,589	588,748,482	745,221,157	598,112,669
Less average unallocated ESOP shares	—	614,452	186,669	747,548

Average common shares outstanding — basic	877,343,589	588,134,030	745,034,488	597,365,121

Net (loss) income per common share — basic	$(7.40)	$(.03)	$(11.32)	$1.08

Diluted
Net (loss) income applicable to common shares	$(6,489)	$(19)	$(8,431)	$645

Average common shares outstanding — basic	877,343,589	588,134,030	745,034,488	597,365,121
Stock awards	—	—	—	5,842,961
Convertible preferred stock	—	—	—	1,121,541
Convertible debt	—	—	—	—
Warrants	—	—	—	—

Average common shares outstanding — diluted	877,343,589	588,134,030	745,034,488	604,329,623

Net (loss) income per common share — diluted	$(7.40)	$(.03)	$(11.32)	$1.07

(a)	Participating security holders do not participate in undistributed earnings during periods of net losses.

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
Diluted net income per common share takes into consideration common stock equivalents issuable pursuant to convertible debt, convertible preferred stock, warrants, unvested stock awards and unexercised stock options. The Corporation calculates diluted net income per common share under the if-converted method unless the conversion of the aforementioned securities are anti-dilutive. As a result of net losses during the three and nine months ended September 30, 2008 and the three months ended September 30, 2007, these common stock equivalents were excluded from the computation of diluted net income per share as their inclusion would have had an anti-dilutive effect. For the nine months ended September 30, 2007, common stock options to purchase 12.4 million shares of common stock, respectively, were not included in the computation of diluted net income per share because the option exercise price exceeded the average market price of the common stock such that their inclusion would have been anti-dilutive.
In January 2008, the Corporation issued convertible senior notes, as well as common stock warrants, and entered into a covered spread hedge transaction. Upon conversion of the notes, the Corporation will settle the principal balance in cash and may be required to issue common shares if the common stock price exceeds $18.91 per share. The Corporation has hedged the potential dilutive impact of this transaction. In addition, common stock warrants were issued which bear a strike price of $32.83 per share, subject to adjustment. These warrants are exercisable beginning June 15, 2011 and expire October 20, 2011. These warrants will be dilutive to earnings per share in future periods if the market price of National City common stock were to exceed the warrant’s strike price. The maximum number of net shares that can be issued pursuant to the warrants and the convertible senior notes is 64 million and 76 million, respectively, subject to adjustment.
In April 2008, the Corporation issued 126.2 million common shares, 63,690 shares of the contingently convertible Series G preferred stock and warrants to purchase 61.75 million common shares as described in Note 16. As a result of the stockholder approvals described in Note 16, the Series G preferred stock converted into 1,273,800,000 shares of the Corporation’s common stock on September 22, 2008. The Series G preferred stock conversion rate corresponds to a purchase price of $5 per common share equivalent, which was a discount to the market price of the Corporation’s common stock immediately prior to issuance. The Corporation recorded a $4.4 billion non-cash dividend to preferred shareholders in its financial statements. This dividend reduced net income applicable to common stock for purposes of computing basic and diluted earnings per share. As a result of stockholder approvals, the warrants are exercisable at an exercise price of $7.10 per share of common stock. The warrants will be dilutive to net income per share if the market price of National City’s common stock were to exceed the warrant’s strike price. Immediately prior to the change in control of the Corporation, the maximum number of shares of common stock issuable pursuant to these warrants will be increased to 177 million, subject to adjustment based on the closing stock price at such time.
18.  Income Taxes
The composition of income tax expense follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2008	2007	2008	2007

Applicable to net (loss) income exclusive of securities transactions	$(362)	$(26)	$(1,241)	$274
Applicable to securities transactions	(29)	—	148	9

Income tax (benefit) expense	$(391)	$(26)	$(1,093)	$283

The effective tax rate for the three- and nine- month periods ended September 30, 2008 was 15.9% and 21.5%, respectively. The effective tax rate for the three- and nine- month periods ended September 30, 2007 was 58.4% and 30.4%, respectively.

19.  Commitments, Contingent Liabilities, Guarantees, and Related Party Transactions
Commitments: A summary of the contractual amount of significant commitments follows:

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

Commitments to extend credit:
Commercial	$22,632	$28,232	$26,970
Credit card available lines	17,920	17,448	17,158
Home equity lines of credit	13,196	18,355	19,287
Residential real estate	3,082	7,218	11,037
Other	685	607	614
Standby letters of credit	5,581	5,372	5,245
Commercial letters of credit	477	327	370
Net commitments to (purchase)/sell mortgage loans and mortgage-backed securities	(2,653)	2,500	9,354
Net commitments to sell commercial real estate loans	259	626	283
Commitments to fund civic and community investments	541	717	612
Commitments to fund principal investments	342	357	340
Commitments to purchase beneficial interests in securitized automobile loans	147	283	341

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
The Corporation enters into forward contracts for the future purchase or sale of fixed-rate residential mortgage loans, mortgage-backed securities, and commercial real estate loans to reduce the interest-rate risk associated with loans held for sale, commitments to fund loans, and mortgage servicing rights. These contracts are also considered derivative instruments under SFAS 133, and the fair value of these contracts are recorded on the balance sheet as either derivative assets or derivative liabilities. Further discussion on derivative instruments is included in Notes 1 and 22.
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
National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to a third-party commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as automobile loans securitized by the Corporation. The conduit has no interests in subprime mortgage loans. The Corporation has retained interests in the securitized automobile loans in the form of Class B notes and an interest-only strip. As of September 30, 2008, the fair value of these retained interests was $23 million. The conduit relies upon commercial paper for its funding. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank to purchase a 49% interest in a note representing a beneficial interest in the Corporation’s securitized automobile loans. Another financial institution, affiliated with the conduit, has committed to purchase the remaining 51% interest in this same note. Upon the conduit’s request, National City Bank would pay cash equal to the par value of the notes, less the corresponding portion of all defaulted loans, plus accrued interest. In return, National City Bank would be entitled to undivided interest in the cash flows of the collateral underlying the note. The Corporation receives an annual commitment fee of 7 basis points for providing this backup liquidity. To date, the conduit has not experienced any difficulty in accessing the commercial paper markets. The Corporation’s commitment declines commensurate with the unpaid principal balance of the automobile loans securitized by the Corporation. As of September 30, 2008, the Corporation’s maximum commitment was $147 million. This commitment expires in December 2008 but may be renewed annually for an additional 12 months by mutual agreement of the parties.
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
Management maintains a liability for estimated losses on loans expected to be repurchased, or on which indemnification is expected to be provided, and regularly evaluates the adequacy of this recourse liability based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. At September 30, 2008, December 31, 2007, and September 30, 2007, the liability for estimated losses on repurchase and indemnification claims was $400 million, $212 million, and $178 million, respectively, and was included in other liabilities on the balance sheet. Further details on loans sold subject to indemnification provisions, loans repurchased or indemnified, and losses charged against the liability follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2008	2007	2008	2007

Total loans sold	$3,696	$10,939	$16,976	$34,747
Total loans repurchased or indemnified	80	204	295	452
Losses incurred	43	31	123	101

At September 30, 2008, the outstanding balances of residential real estate loans sold that the Corporation has indemnified or remain uninsured totaled $673 million and $71 million, respectively. The volume and balance of uninsured government loans may be affected by processing or notification delays. Management believes the majority of the uninsured loans will become insured during the normal course of business. To the extent insurance is not obtained, the loans may be subject to repurchase. Uninsured government loans which were ultimately repurchased have been included in the repurchase totals above.
The Corporation has five wholly owned captive insurance subsidiaries which provide reinsurance to third-party insurers. These subsidiaries enter into either excess transfer agreements or quota share agreements with third-party insurers. In excess transfer agreements, these subsidiaries assume the risk of loss for an excess layer of coverage up to specified limits, once a defined first loss percentage is met. In quota share agreements, the subsidiaries and third-party insurers share the responsibility for payment of all claims.  Reserves were recognized for incurred losses on these policies of $29 million at September 30, 2008 and $35 million at December 31, 2007. The aggregate maximum exposure up to the specified limits for all reinsurance contracts was $1.3 billion as of September 30, 2008.

On December 30, 2006, the Corporation completed the sale of the First Franklin nonprime mortgage origination and servicing platform. The proceeds received from this transaction were based on a preliminary statement of net assets sold. The purchase price was subject to adjustment based on the closing date values of net assets sold, as well as other negotiated matters. Accordingly, the Corporation may either pay or receive additional consideration depending on the final outcome of this matter. The amount of the purchase price adjustment, if any, will decrease or increase the gain recognized on the sale of this unit. On April 13, 2007, the Corporation received a dispute notice from Merrill Lynch Bank & Trust Co., FSB, the buyer of First Franklin, which asserted that the closing date net asset values and related purchase price were overstated by $67 million. Merrill Lynch subsequently reduced the claim to $54 million. In June 2008, the parties agreed to submit this dispute to arbitration.
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
Red Mortgage Capital, a wholly owned subsidiary, is an approved Fannie Mae Delegated Underwriting and Servicing (DUS) mortgage lender. Under the Fannie Mae DUS program, Red Mortgage Capital underwrites, funds, and sells mortgage loans on multifamily rental projects. Red Mortgage Capital then services these mortgage loans on Fannie Mae’s behalf. Participation in the Fannie Mae DUS program requires Red Mortgage Capital to share the risk of loan losses with Fannie Mae. Under the loss-sharing arrangement, Red Mortgage Capital and Fannie Mae split losses with one-third assumed by Red Mortgage Capital and two-thirds assumed by Fannie Mae. The Corporation provides a guarantee to Fannie Mae that it would fulfill all payments required of Red Mortgage Capital under the loss sharing arrangement if Red Mortgage Capital fails to meet its obligations. The maximum potential amount of undiscounted future payments that may be required under this program is equal to approximately one-third of the principal balance of the loans outstanding at September 30, 2008. If payment is required under this program, Red Mortgage Capital would have an interest in the collateral underlying the commercial mortgage loan on which the loss occurred. As of September 30, 2008, December 31, 2007, and September 30, 2007, Red Mortgage Capital serviced loans, subject to risk sharing under the DUS program, had outstanding principal balances aggregating $5.8 billion, $5.2 billion and $5.3 billion, respectively. This guarantee will continue until such time as the loss sharing agreement is amended or Red Mortgage Capital no longer shares the risk of losses with Fannie Mae. The value of the guarantee, in the form of reserves for losses under the Fannie Mae DUS program, is recorded in accrued expenses and other liabilities on the balance sheet and totaled $7 million at September 30, 2008 and $5 million at both December 31, 2007 and September 30, 2007.
The Corporation, through its wholly-owned broker-dealer subsidiary NatCity Investments, Inc. (NatCity) acts as underwriter and remarketing agent for certain issuers of variable rate demand obligations (VRDOs). The Corporation also provides credit and liquidity enhancements for VRDOs remarketed by NatCity and also for VRDOs remarketed by other third parties through its subsidiary National City Bank (NCB). Credit and liquidity enhancements for VRDOs are provided in the form of letters of credit and standby bond purchase agreements. VRDOs are issued with long-stated maturities but are considered short-term instruments because of a put feature that allows the investor to tender the bonds to the remarketing agent. The bonds are traded at par and the yields on the bonds are generally reset on a weekly basis. As a result of reduced liquidity in the capital markets for these instruments, some remarketing agents and credit and liquidity enhancers are holding these bonds on their balance sheet until they can be remarketed. At September 30, 2008, NatCity was the remarketing agent for $2.8 billion of VRDOs, of which $1.4 billion were backed by NCB credit and liquidity enhancements. In addition, NCB provided credit and liquidity enhancements related to VRDOs remarketed by third parties totaling $789 million.
The guarantee liability for standby letters of credit was $31 million, $34 million, and $31 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. This liability was recorded in other liabilities on the balance sheet. This guarantee liability includes credit risk associated with letters of credit and standby bond purchase agreements issued to third parties on VRDOs discussed in the preceding paragraph. As of September 30, 2008, approximately $987 million of VRDOs in the trading portfolio were backed by National City Bank issued credit enhancements.
NatCity Investments also acted as a broker in the sale of $305 million of auction rate securities which were backed by municipal securities, corporate preferred stock, or student loans. Recent auctions of these securities have failed due to an imbalance between buyers and sellers. As an accommodation to certain customers, NatCity has purchased $24 million of these securities which are held in the trading portfolio at September 30, 2008 and are carried at estimated fair value. If additional securities are repurchased, a loss may be realized based on the creditworthiness of the issuer and market conditions.
The Corporation is subject to nonincome taxes in the various jurisdictions where it does business. The most significant of these taxes is franchise tax which is assessed by some states in lieu of or in addition to income taxes. The amount of tax due may be subject to different interpretations by the Corporation and the taxing authorities. In preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws; however, its positions may be subject to challenge upon audit. Management accrues for nonincome tax contingencies that are judged to be both probable and estimable. Management has also identified other unaccrued nonincome tax contingencies, which are considered reasonably possible but not probable, totaling approximately $43 million as of September 30, 2008.
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
Visa also utilized a portion of its IPO proceeds to redeem approximately 39% of the Class B common shares held by Visa USA members. On March 28, 2008, the Corporation received cash proceeds, and recognized a gain, of $532 million upon the redemption of 12.4 million Class B shares. The Corporation continues to own 19.7 million of Visa Class B common shares which are currently carried at zero value. These shares are restricted from sale or transfer, except in certain limited situations, until the later of three years from Visa’s IPO date, or the settlement of all the remaining Visa USA litigation. At the termination of this restricted period, Visa Class B shares will convert into Class A shares. The current conversion rate is .71429 shares of Class A for each share of Class B, subject to adjustment based on the ultimate settlement value of the Visa USA covered litigation. If loss shares are issued to provide additional funding to the litigation escrow account, the current conversion rate will be adjusted.
As of September 30, 2008 and December 31, 2007, the Corporation had recorded an indemnification liability of $144 million and $292 million, respectively. This indemnification liability represents the Corporation’s obligation to indemnify Visa for its proportionate share of covered litigation losses, as well as the fair value of its guarantee to Visa to stand ready to fund potential future losses. Earlier in the year, upon Visa’s initial funding of their litigation escrow, the Corporation released $240 million of previously recognized indemnification liabilities. During the third quarter of 2008, the Corporation recorded an additional $87 million of indemnification liabilities based upon Visa entering into a tentative settlement for one of the covered suits. To the extent Visa contributes additional funds to the litigation escrow account in future periods, the Corporation may release a portion of this indemnification liability, up to its proportionate share of such funding.
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
On December 19, 2005, a class action suit was filed against National City Mortgage Co. in the United States District Court for the Southern District of Illinois. The lawsuit alleges that National City Mortgage loan originators were improperly designated as exempt employees and seeks monetary damages. On June 21, 2007, the court conditionally certified an opt-in class of loan originators. On November 6, 2007, a settlement in principle was reached to resolve all wage and hour claims of the loan originators employed during the class period that opt-in to the settlement class. On March 3, 2008, the court approved this settlement. As of September 30, 2008, the Corporation had a $25 million liability accrued for this matter.
Commencing on January 10, 2008, a series of substantially similar putative class action lawsuits were filed in the United States District Court for the Northern District of Ohio against National City Corporation, the Administrative Committee for the National City Savings and Investment Plan and certain current and former officers and directors of the Corporation. The complaints allege breach of fiduciary duty relating to National City stock being offered as an investment alternative in the Savings and Investment Plan. The complaints seek unspecified money damages and equitable relief. One of the complaints also contains a second class, the Allegiant Funds Class, and alleges that it was a breach of fiduciary duty to offer funds managed by the Corporation’s Allegiant affiliate as investment options in the Savings and Investment Plan. These complaints have been consolidated. At this stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss, if any.
Commencing on January 18, 2008, a series of shareholder derivative complaints were filed in the United States District Court for the Northern District of Ohio, the Chancery Court for the State of Delaware and the Common Pleas Court for Cuyahoga County, Ohio, against certain current and former officers and directors of the Corporation. Subsequently, the complaints filed in Delaware were voluntarily dismissed and the complaints filed in Ohio state court were stayed pending resolution of the federal court cases. These suits make substantially similar allegations against certain current and former officers of the Corporation for breach of fiduciary duty, waste of corporate assets, unjust enrichment and violations of the Securities Exchange Act of 1934, based on claims that the Company issued inaccurate information to investors about the status of its business and prospects, and that the defendants caused the Company to repurchase shares of its stock at artificially inflated prices. The complaints seek unspecified money damages and equitable relief against the individual defendants, on behalf of the Corporation. At this stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss, if any.
On January 24, 2008, a putative class action lawsuit was filed in the United States District Court for the Northern District of Ohio against National City Corporation and certain current and former officers and directors of the Corporation. The complaint alleges violations of federal securities laws regarding public statements and disclosures. The plaintiff seeks unspecified damages and equitable relief on behalf of purchasers of the Corporation’s stock during the period April 30, 2007 to April 21, 2008. At this stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss, if any.
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
On August 26, 2008, a putative class action lawsuit was filed in the Circuit Court for Palm Beach County, Florida, against National City Corporation and certain current and former officers and directors of the Corporation. The complaint alleges that the registration statement filed in connection with the acquisition of Fidelity Bankshares, Inc. contained false and misleading statements in violation of the federal securities laws. The complaint seeks unspecified damages on behalf of purchasers of the Corporation’s stock pursuant to the registration statement. At this stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss, if any.
On October 27, 2008, a putative class action was filed in the United States District Court for the Western District of Pennsylvania against National City Corporation. The complaint alleges violations of federal securities laws regarding public statements and disclosures. The complaint seeks unspecified damages on behalf of purchasers of Corporation’s stock during the period May 1, 2008 to October 27, 2008. At this stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome, or reasonably estimate the amount of potential loss, if any.
Commencing on October 27, 2008, a series of complaints were filed in Chancery Court for the State of Delaware, the Common Pleas Court for Cuyahoga County, Ohio and the United States District Court for the Northern District of Ohio against National City Corporation and certain current and former officers and directors of the Corporation. The complaints make substantially similar allegations of breach of fiduciary duty arising out of the proposed merger transaction with The PNC Financial Services Group, Inc. The complaints seek equitable relief and other unspecified relief. At this stage of these lawsuits, it is not possible for management to assess the probability of a material adverse outcome, or to reasonably estimate the amount of potential loss, if any.
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
20.  Stock Options and Awards
Under the National City Corporation Long-Term Cash and Equity Incentive Plan (the Long-Term Incentive Plan) up to 45 million shares of National City common stock may be made the subject of option rights, stock appreciation rights, restricted awards, common stock awards, or restricted stock units, in the aggregate. In addition, no more than 13 million shares may be awarded in the form of restricted stock, restricted stock units, or common stock awards; and no more than 40 million shares may be awarded in the form of incentive stock options. As of September 30, 2008, stock options and restricted stock awards available for grant under the Long-Term Incentive Plan totaled 12 million and 2 million shares, respectively.
Stock Options: Stock options may be granted to officers and key employees to purchase shares of common stock at the market price of the common stock on the date of grant. These options generally become exercisable to the extent of 25% to 50% annually, beginning one year from the date of grant, and expire no later than ten years from the date of grant. Prior to 2006, stock options were also granted that included the right to receive additional options if certain criteria are met. The exercise price of an additional option is equal to the market price of the common stock on the date the additional option is granted. Additional options vest six months from the date of grant and have a contractual term equal to the remaining term of the original option. During the three and nine months ended September 30, 2008, pretax compensation expense recognized for stock options totaled $4 million and $11 million, respectively, while pretax compensation expense recognized for stock options totals $5 million and $18 million for the comparable periods of 2007, respectively. The associated tax benefit was $1 million and $3 million for the three and nine months ended September 30, 2008, respectively, and for the comparable periods of 2007 was $2 million and $5 million, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Expected volatility	50.0%	20.1%	49.9%	19.8%
Expected dividend yield	0.8	4.6	0.8	4.4
Risk-free interest rate	3.8	4.2	3.8	4.1
Expected term (in years)	6	5	6	5

The weighted-average grant date fair value per share of options granted during the three and nine months ended September 30, 2008 was $2.63. The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $4.28 and $4.71, respectively. As of September 30, 2008, there was $39 million of total unrecognized compensation cost related to nonvested stock option awards. This cost is expected to be recognized over a period of four years.
No stock options were exercised during the three months ended September 30, 2008. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $160 thousand. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was approximately $6 million and $65 million, respectively. Cash received from the exercise of options for the nine months ended September 30, 2008 was $644 thousand. Cash received from the exercise of options for the three and nine months ended September 30, 2007 was $17 million and $154 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $9 thousand for the nine months ended September 30, 2008. The tax benefit realized for the tax deductions from option exercises totaled $2 million and $21 million for the three and nine months ended September 30, 2007, respectively. The Corporation generally uses treasury shares to satisfy stock option exercises.
Stock option activity follows:

		Weighted-	Weighted-
		Average	Average Remaining
	Shares	Exercise	Contractual Term	Aggregate Intrinsic Value
	(in units)	Price	(in years)	(In Millions)

Outstanding at January 1, 2007	43,014,406	$31.36

Acquisition	4,929,479	17.49
Granted	860,675	34.90
Exercised	(6,851,914)	28.30
Forfeited or expired	(1,256,457)	35.34

Outstanding at September 30, 2007	40,696,189	$30.15	4.4	$51,692

Exercisable at September 30, 2007	36,407,768	$29.51	4.0	$51,692

Outstanding at January 1, 2008	46,193,101	$28.90
Granted	6,000,685	5.10
Exercised	(58,224)	12.78
Forfeited or expired	(6,894,703)	33.95

Outstanding at September 30, 2008	45,240,859	$25.00	5.4	$—

Exercisable at September 30, 2008	30,889,830	$29.25	3.7	$—

Restricted Shares: Restricted common shares may currently be awarded to officers, key employees, and outside directors. In general, restrictions on outside directors’ shares expire after nine months, and restrictions on shares granted to key employees and officers expire within a four-year period. The Corporation recognizes compensation expense over the restricted period. Pretax compensation expense recognized for restricted shares during the three and nine months ended September 30, 2008 totaled $11 million and $37 million, respectively. Pretax compensation expense recognized for restricted shares during the three and nine months ended September 30, 2007 totaled $11 million and $43 million, respectively. The income tax benefit was $4 million and $14 million for the three and nine months ended September 30, 2008, respectively. The income tax benefit was $4 million and $16 million for the three and nine months ended September 30, 2007, respectively.
Restricted share activity follows:

	For the Nine Months Ended September 30
	2008		2007
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1	8,336,150	$31.03	7,344,918	$34.96
Granted	2,721,845	5.26	424,251	36.16
Vested	(1,417,937)	35.35	(1,215,290)	33.86
Forfeited	(660,437)	31.83	(300,192)	35.12

Nonvested at September 30	8,979,621	$22.41	6,253,687	$35.26

As of September 30, 2008, there was $110 million of total unrecognized compensation cost related to restricted shares. This cost is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested during the three and nine months ended September 30, 2008 was $5 million and $9 million, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2007 was $29 million and $38 million, respectively.
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
Using actuarial measurement dates of October 31, 2007 and 2006, respectively, components of net periodic cost for the three and nine months ended September 30 follow:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2008	2007	2008	2007

Qualified Pension Plan
Service cost	$13.9	$14.9	$41.8	$44.7
Interest cost	25.9	24.4	77.6	73.3
Expected return on plan assets	(41.7)	(38.7)	(125.1)	(116.2)
Amortization of prior service cost	(.9)	(1.2)	(2.7)	(3.6)
Recognized net actuarial loss	.1	.2	.4	.5

Net periodic (benefit) cost	$(2.7)	$(.4)	$(8.0)	$(1.3)

Supplemental Pension Plans
Service cost	$.3	$.4	$.8	$1.4
Interest cost	2.1	2.3	6.3	6.9
Amortization of prior service cost	.2	.2	.7	.7
Recognized net actuarial loss	.5	3.5	1.5	5.1

Net periodic cost	$3.1	$6.4	$9.3	$14.1

Other Postretirement Benefits
Service cost	$.3	$.4	$1.0	$1.1
Interest cost	2.1	2.1	6.2	6.3
Amortization of prior service cost	.1	—	.2	.1
Transition obligation	.2	.2	.6	.6
Recognized net actuarial loss	—	.1	—	.2

Net periodic cost	$2.7	$2.8	$8.0	$8.3

Total net periodic cost	$3.1	$8.8	$9.3	$21.1

Defined Contribution Plans: Substantially all employees are eligible to contribute a portion of their pretax compensation to a defined contribution plan. The Corporation may make contributions to the plan for employees with one or more years of service in the form of National City common stock in varying amounts depending on participant contribution levels. In 2008 and 2007, the Corporation provided up to a 6.9% matching contribution. Matching contributions totaled $18 million and $64 million for the three and nine months ended September 30, 2008, respectively, compared with $19 million and $66 million for the three and nine months ended September 30, 2007, respectively.
Effective March 2008, the Corporation merged the Harbor Florida Bancshares employee stock ownership plan into the Corporation’s defined contribution plan. Accordingly, there was no compensation expense associated with the Harbor employee stock ownership plan for the three months ended September 30, 2008. Compensation expense associated with this plan was $1 million for the nine months ended September 30, 2008, $3 million for the three months ended September 30, 2007, and $12 million for the nine months ended September 30, 2007. Compensation expense was previously recognized equal to the current market price of shares released. In prior periods, allocated shares, as well as shares committed to be released, were included within weighted average common shares outstanding used to compute earnings per share.
22.  Derivative Instruments and Hedging Activities
The Corporation uses derivative instruments primarily to protect against the risk of adverse price or interest-rate movements on the value of certain assets and liabilities and on future cash flows. It also executes derivative instruments with its commercial banking customers to facilitate their risk management strategies. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units or shares. An underlying represents a variable, such as an interest rate, security price, or price index. The amount of cash or other assets delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments, such as residential and commercial real estate loan commitments associated with loans to be sold, which by definition qualify as derivative instruments under SFAS 133.
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
Credit risk occurs when the counterparty to a derivative contract where the Corporation has an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards to all activities with credit risk, and collateralizing gains. The Corporation has established bilateral collateral agreements with its major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s net gains. At September 30, 2008, these collateral agreements covered 99.6% of the notional amount of the total derivative portfolio, excluding futures contracts that are cash settled daily with counterparties, certain forward commitments to sell or purchase mortgage loans or mortgage-backed securities, and customer derivative contracts. At September 30, 2008, the Corporation held cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $819 million to collateralize net gains with counterparties and had pledged or delivered to counterparties cash, U.S. government, and U.S. government-sponsored agency securities with a fair value of $151 million to collateralize net losses with counterparties. In certain instances, open forward commitments to sell or purchase mortgage loans or mortgage-backed securities are not covered by collateral agreements due to the fact these contracts usually mature within 90 days. The credit risk associated with derivative instruments executed with the Corporation’s commercial banking customers is essentially the same as that involved in extending loans and is subject to similar credit policies. Collateral may be obtained based on management’s assessment of the customer.
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
Derivatives in SFAS 133 Hedge Relationships
Fair Value Hedges: The Corporation primarily uses interest-rate swaps, interest-rate futures and interest-rate caps and floors to hedge the fair values of certain fixed-rate commercial portfolio loans for changes in interest rates. The Corporation also uses receive-fixed interest rate swaps to hedge the fair value of certain fixed-rate funding products against changes in interest rates. The funding products hedged include certificates of deposit, long-term FHLB advances, senior and subordinated long-term debt, and senior bank notes.
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
For fair value hedges of fixed-rate debt, including certificates of deposit, management uses either a monthly dollar offset ratio or regression analysis to test retrospective effectiveness. For fair value hedges of portfolio loans, a dollar offset ratio test is performed on a daily basis. In prior periods, effectiveness testing for residential real estate and commercial real estate loans held for sale was measured using a dollar offset ratio on a daily and monthly basis, respectively. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness.
For the three and nine months ended September 30, 2008, the Corporation recognized total net ineffective fair value hedge gains of $9 million and $21 million, respectively. For the three and nine months ended September 30, 2007, the Corporation recognized total net ineffective fair value hedge losses of $106 thousand and $9 million, respectively. Details of net ineffective hedge gains and losses by hedge strategy are presented in the table on page 55. Prior periods’ net ineffective hedge gains and losses on residential and commercial real estate loans held for sale are included in loan sale revenue on the income statement. Net ineffective hedge gains and losses related to hedging commercial portfolio loans and fixed-rate funding products are included in other noninterest income on the income statement.
Cash Flow Hedges: The Corporation periodically hedges cash flow variability related to variable-rate commercial loans and funding products. Interest-rate floors are used to hedge the cash flows associated with variable-rate commercial loans and interest-rate caps are used to hedge cash flows from variable-rate funding products.
Retrospective hedge effectiveness for cash flow hedges of variable-rate funding products is determined using a dollar offset ratio applied on a monthly basis. Retrospective hedge effectiveness for variable-rate commercial loans is determined on a monthly basis using regression analysis. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For the three and nine month periods ended September 30, 2008, net ineffective cash flow hedge gains were $641 thousand. For the nine months ended September 30, 2007, the Corporation recognized net ineffective cash flow hedge losses of $65 thousand. There were no net ineffective cash flow hedge gains or losses in the third quarter of 2007. These gains and losses are included in other noninterest income on the income statement.
Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in the line item in which the hedged cash flows are recorded. At September 30, 2008, December 31, 2007 and September 30, 2007, accumulated other comprehensive income included a deferred after-tax net gain of $147 million, $70 million and $28 million, respectively, related to derivatives used to hedge loan and funding cash flows. See Note 16 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative gain included in accumulated other comprehensive income at September 30, 2008 is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on loan and funding products through August 2013, with $54 million of after-tax net gain expected to be recognized in net interest income within the next year. There were no gains or losses reclassified into earnings in the first nine months of 2008 or 2007 arising from the determination that the original forecasted transaction would not occur.

The notional amounts of the derivatives portfolio used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 follows:

(In Millions)	September 30, 2008	December 31, 2007	September 30, 2007

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$—	$60	$112
Pay-fixed interest rate swaps	424	2,318	2,304
Interest rate caps sold	—	50	50
Interest rate floors sold	100	100	100
Interest rate collars purchased	5	5	5
Interest rate futures purchased	612	1,587	1,769
Interest rate futures sold	1,038	1,937	1,984

Total	2,179	6,057	6,324

Residential real estate loans held for sale
Net forward commitments to sell mortgage loans and mortgage-backed securities	—	1,283	8,516
Receive-fixed interest rate swaps	—	400	400
Receive-fixed interest rate swaptions purchased	—	600	600
Pay-fixed interest rate swaptions purchased	—	650	200
Interest rate caps purchased	—	—	—
Interest rate floors purchased	—	—	—

Total	—	2,933	9,716

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	—	244	166
Interest rate futures purchased	—	8	9
Receive-fixed interest rate swaps	—	108	80

Total	—	360	255

Funding
Receive-fixed interest rate swaps	8,195	4,116	4,500
Callable receive-fixed interest rate swaps	3,534	3,154	3,199

Total	11,729	7,270	7,699

Total notional of derivatives used in fair value hedges	13,908	16,620	23,994

Cash Flow Hedges
Commercial loans
Interest rate floors purchased	8,450	13,800	13,200

Funding
Interest rate caps purchased	—	300	300

Total notional of derivatives used in cash flow hedges	8,450	14,100	13,500

Total notional of derivatives designated in SFAS 133 relationships	$22,358	$30,720	$37,494

The fair value of assets and liabilities prior to any netting pursuant to master netting agreements of derivative instruments used for interest-rate risk management purposes and designated as accounting hedges under SFAS 133 follows:

	September 30, 2008		December 31, 2007		September 30, 2007
(In Millions)	Asset	Liability	Asset	Liability	Asset	Liability

Fair Value Hedges
Commercial loans
Receive-fixed interest rate swaps	$—	$—	$.7	$—	$.7	$—
Pay-fixed interest rate swaps	—	3.9	3.5	30.3	11.5	13.0
Interest rate floors sold	—	—	—	—	—	—
Interest rate collars purchased	—	0.3	—	.3	—	.2

Total	—	4.2	4.2	30.6	12.2	13.2

Residential real estate loans held for sale
Net forward commitments to sell mortgage loans and mortgage-backed securities	—	—	.6	11.6	—	36.7
Receive-fixed interest rate swaps	—	—	10.2	—	—	1.1
Receive-fixed interest rate swaptions purchased	—	—	17.6	—	9.8	—
Pay-fixed interest rate swaps	—	—	—	—	—	—

	September 30, 2008		December 31, 2007		September 30, 2007
(In Millions)	Asset	Liability	Asset	Liability	Asset	Liability

Pay-fixed interest rate swaptions purchased	—	—	2.6	—	4.1	—
Interest rate floors purchased	—	—	—	—	—	—

Total	—	—	31.0	11.6	13.9	37.8

Commercial real estate loans held for sale
Forward commitments to sell commercial real estate loans	—	—	—	3.6	.1	1.0
Interest rate futures purchased	—	—	—	—	—	—
Receive-fixed interest rate swaps	—	—	1.5	5.8	1.4	2.4

Total	—	—	1.5	9.4	1.5	3.4

Funding
Receive-fixed interest rate swaps	206.3	50.0	140.1	1.5	75.8	48.8
Callable receive-fixed interest rate swaps	—	60.7	.2	61.6	—	123.4

Total	206.3	110.7	140.3	63.1	75.8	172.2

Total fair value of derivatives used in fair value hedges	206.3	114.9	177.0	114.7	103.4	226.6

Cash Flow Hedges
Commercial loans
Interest rate floors purchased	151.1	—	168.1	—	95.5	—

Funding
Interest rate caps purchased	—	—	—	.7	—	1.0

Total fair value of derivatives used in cash flow hedges	151.1	—	168.1	.7	95.5	1.0

Total fair value of derivatives designated in SFAS 133 relationships	$357.4	$114.9	$345.1	$115.4	$198.9	$227.6

The net ineffective hedge gain (loss) recognized for each SFAS 133 hedge strategy follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2008	2007	2008	2007

Fair Value Hedges
Commercial loans	$(.3)	$(3.4)	$(2.5)	$(5.8)
Residential real estate loans held for sale	—	(.5)	—	2.7
Commercial real estate loans held for sale	—	(.1)	—	(.1)
Funding	9.1	3.9	23.3	(5.8)

Total fair value hedge gain (loss)	8.8	(.1)	20.8	(9.0)

Cash Flow Hedges
Commercial loans	.7	—	.7	—
Funding	—	—	—	(.1)

Total cash flow hedge loss	.7	—	.7	(.1)

Net ineffective hedge gain (loss) on SFAS 133 hedge strategies	$9.5	$(.1)	$21.5	$(9.1)

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

Notional Amount (In Millions)	September 30, 2008	December 31, 2007	September 30, 2007

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$4,975	$8,430	$4,905
Basis swaps	—	178	179
Receive-fixed interest rate swaps	14,305	4,310	4,335
Receive-fixed interest rate swaptions purchased	3,100	6,150	6,250
Receive-fixed interest rate swaptions sold	3,250	—	650
Pay-fixed interest rate swaps	5,605	3,820	2,920
Pay-fixed interest rate swaptions purchased	7,950	2,150	2,250
Pay-fixed interest rate swaptions sold	—	—	650

Notional Amount (In Millions)	September 30, 2008	December 31, 2007	September 30, 2007

Principal-only interest rate swaps	—	—	—
Mortgage options sold	250	—	—
Eurodollar futures options sold	12,800	—	—
Interest rate caps purchased	4,500	5,750	2,500
Interest rate floors purchased	8,250	5,500	5,500
Interest rate futures purchased	150	—	—
Interest rate futures sold	—	—	—

Total derivative instruments used for MSR risk management	$65,135	$36,288	$30,139

	September 30, 2008		December 31, 2007		September 30, 2007
Fair Value (In Millions)	Asset	Liability	Asset	Liability	Asset	Liability

Net forward commitments to purchase mortgage loans and mortgage-backed securities	$4.9	$19.0	$—	$72.6	$—	$15.5
Basis swaps	—	—	—	2.1	—	1.3
Receive-fixed interest rate swaps	379.1	77.0	80.9	13.7	14.8	29.1
Receive-fixed interest rate swaptions purchased	70.3	—	204.8	—	124.8	—
Receive-fixed interest rate swaptions sold	—	38.2	—	—	—	23.3
Pay-fixed interest rate swaps	60.4	122.7	.8	170.6	—	78.7
Pay-fixed interest rate swaptions purchased	162.5	—	55.7	—	56.0	—
Pay-fixed interest rate swaptions sold	—	—	—	—	—	21.5
Mortgage Options sold	—	1.7	—	—	—	—
Eurodollar Futures Options sold	—	12.9	—	—	—	—
Interest rate caps purchased	28.3	—	24.1	—	6.7	—
Interest rate floors purchased	106.3	—	38.3	—	21.2	—

Total derivative instruments used for MSR risk management	$811.8	$271.5	$404.6	$259.0	$223.5	$169.4

Derivative instruments used to hedge residential and commercial real estate loans and related interest-rate lock commitments at September 30, 2008 included interest-rate swaps, forward commitments to sell mortgage loans and mortgage-backed securities, and Eurodollar and U.S. Treasury futures. The notional value of the derivatives at September 30, 2008 totaled $12 billion, and the derivative assets and liabilities associated with these contracts were $27 million and $40 million, respectively.
Other derivatives held but not included in SFAS 133 hedge relationships include equity-indexed based instruments used to hedge convertible debt, deferred compensation liabilities, or derivatives embedded in certain financial instrument contracts; certain interest-rate based instruments used to hedge balance sheet risk; and interest-rate and foreign-exchange based instruments held for trading purposes, which are entered into for the purpose of making short-term profits or for providing risk management products to commercial banking customers.
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

	Three Months Ended September 30		Nine Months Ended September 30
(In Millions)	2008	2007	2008	2007

Loan sale and servicing risk management:
Mortgage servicing rights	$206.8	$144.4	$(22.5)	$(143.0)
Mortgage and commercial real estate loans and loan commitments	(9.9)	(62.6)	(1.1)	(129.4)

Total loan sale and servicing	196.9	81.8	(23.6)	(272.4)

Trading derivatives:
Customer risk management	.3	5.0	11.6	12.9
Other, including foreign exchange risk management	17.8	(7.9)	13.7	(7.3)

Total trading	18.1	(2.9)	25.3	5.6

Used for other risk management purposes	(15.9)	(2.6)	(26.7)	(28.6)

Total net gain (loss) on derivatives not designated in SFAS 133 relationships	$199.1	$76.3	$(25.0)	$295.4

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

	September 30, 2008		December 31, 2007		September 30, 2007
(In Millions)	Asset	Liability	Asset	Liability	Asset	Liability

Derivatives not in SFAS 133 hedge relationships:
Loan sale and servicing risk management:
Mortgage servicing rights	$811.8	$271.5	$404.6	$259.0	$223.5	$169.4
Mortgage and commercial real estate loans and loan commitments	84.7	50.0	26.6	22.8	45.6	33.3

Total loan sale and servicing risk management	896.5	321.5	431.2	281.8	269.1	202.7

Trading derivatives:
Customer risk management	185.4	89.3	152.5	118.3	80.8	48.5
Other	84.5	71.6	81.9	83.9	71.9	79.4

Total trading	269.9	160.9	234.4	202.2	152.7	127.9

Used for other risk management purposes	29.4	37.6	20.1	8.7	13.8	5.4

Derivatives in SFAS 133 hedge relationships	357.4	114.9	345.1	115.4	198.9	227.6

Total gross derivative assets and liabilities	1,553.2	634.9	1,030.8	608.1	634.5	563.6

Less:
Offset of derivative assets and liabilities with the same counterparty and unallocated accrued interest and credit risk adjustments	(388.2)	(442.8)	(234.3)	(234.3)	—	—
Cash collateral applied	(570.5)	(65.3)	(245.5)	(41.8)	—	—

Total net derivative assets and liabilities	$594.4	$126.8	$551.0	$332.0	$634.5	$563.6

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

Valuation allowances relating to these loans totaling $3 million as of January 1, 2008 were removed from the consolidated balance sheet upon the adoption of fair value accounting.
Summary information as of September 30, 2008, regarding the loans for which the fair value option has been elected is presented below:

			Fair Value Over
	Aggregate Unpaid	Aggregate Fair	(Under) Unpaid
(In Millions)	Principal Balance	Value	Principal Balance

Performing loans 90 days or more past due:
Commercial real estate loans held for sale	$4.3	$4.2	$(.1)
Residential real estate loans held for sale	19.3	15.8	(3.5)
Residential real estate loans held in portfolio	13.9	11.1	(2.8)

Nonaccrual loans:
Commercial real estate loans held for sale	3.6	2.6	(1.0)
Residential real estate loans held for sale	4.8	3.5	(1.3)
Residential real estate loans held in portfolio	49.3	42.3	(7.0)

All other performing loans:
Commercial real estate loans held for sale	450.3	452.2	1.9
Residential real estate loans held for sale	1,692.6	1,689.5	(3.1)
Residential real estate loans held in portfolio	53.3	36.6	(16.7)

Total loans:
Commercial real estate loans held for sale	$458.2	$459.0	$.8
Residential real estate loans held for sale	1,716.7	1,708.8	(7.9)
Residential real estate loans held in portfolio	116.5	90.0	(26.5)

The residential real estate loans accounted for at fair value in portfolio represent loans for which fair value accounting was adopted while the loans were held for sale, but based on a change in management’s intent were subsequently transferred to portfolio.
For the three and nine months ended September 30, 2008, net losses resulting from changes in the fair value of residential and commercial real estate loans accounted for at fair value, including realized gains and losses on sale including potential recourse losses on mortgage loans, were $23 million and $158 million, respectively, and are included within loan sale revenue in the income statement. Changes in instrument-specific credit risk resulted in a net loss in fair value of approximately $23 million and $95 million for the three and nine months ended September 30, 2008, respectively, and were based primarily on pricing information from sales of similar loans. Interest on these loans is recorded based on the contractual rate and is included in loan interest income in the income statement. Prior to the election date, mortgage loan origination costs were capitalized as part of the carrying amount of the loans and recognized as a reduction of loan sale revenue upon sale of the loans. Due to the election to account for these loans at fair value, mortgage loan origination costs are now recognized in noninterest expense when incurred.
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
Trading assets: Trading assets include loans and securities which are entered into for the purpose of making short-term profits, to provide risk management products to customers, or to hedge other financial instruments, and are carried at fair value. Trading loans consist of leveraged commercial loans that are purchased and sold in the secondary market. Generally the Corporation values these using third-party pricing information that is supported by observable market prices for the same or similar loans. These measurements are classified as Level 2. Certain commercial loans are classified as Level 3 if there is illiquidity in the market for the loan due to the nature of the borrower, the size of the loan, or the particular loan terms and pricing information is provided only by the lead agent or is based on an internal analysis. Trading securities consist of U.S. Treasury and agency securities, mortgage-backed securities, municipal bonds, and residual interests that are valued using the same methodologies described above for securities available for sale. Trading securities also include variable rate demand obligations that are priced at par as the interest rate is reset weekly. In addition, credit risk on these securities is mitigated by standby letters of credit or standby bond purchase agreements. As of September 30, 2008, the Corporation held $23 million of auction rate securities that were valued using a discounted cash flow model due to a lack of market liquidity for these instruments. The values were estimated by taking into consideration the credit risk of the underlying issuer, the current illiquidity in the market for these instruments and comparable interest rates for a fixed rate security with a similar remaining term and similar collateral. These measurements were classified as Level 3.
Other investments: Other investments measured at fair value primarily include money market investments priced using quoted per unit prices for the funds.
Commercial real estate loans held for sale: Commercial real estate loans held for sale are carried at fair value on a recurring basis under SFAS 159. The fair value of these loans is generally determined based upon the observable market prices of similar instruments in active markets. For loans that are expected to be securitized, fair value is estimated based upon observable pricing of asset-backed securities with similar collateral adjusted to reflect the value of the loans in their current form. The Corporation may make adjustments for market conditions, costs to transform the loans into a security, the embedded servicing value, the cost of any guarantees provided, and other risks and uncertainties related to the securitization process. Commercial real estate loans held for sale are generally classified within Level 2. Certain commercial real estate loans held as of September 30, 2008, that are typically sold through securitization, were classified in Level 3 of the hierarchy because observable pricing information was not available due to inactivity in the capital markets for this type of product. The fair values for these loans were estimated using credit spreads of comparable debt instruments or borrowers that the Company believes market participants would use in pricing the loans.
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
Derivatives: Exchange-traded derivatives, such as interest rate futures and certain option contracts, are valued using quoted prices and are classified as Level 1. Other derivatives, such as interest rate swaps, forwards and options, credit default swaps, and foreign exchange forwards, which are traded in over-the-counter markets, are valued using discounted cash flow models and are classified as Level 2. The valuation models provided by third parties incorporate primarily market observable inputs, such as interest rate yield curves, option volatilities, and currency rates for the full term of the instruments. The fair values obtained from the discounted cash flow models are validated monthly through comparison to prices obtained from dealers. A third-party valuation expert also periodically performs a revaluation of the fair values and performs a model validation review. Level 3 derivatives include interest rate lock commitments written to borrowers for residential and commercial real estate loans that the Corporation intends to sell. The value of an interest rate lock commitment, while based on observable market interest rates for the underlying mortgage loan, includes the estimated value of the embedded servicing value for the loan and is also highly dependent on the probability that the loan will fund. Both the embedded servicing value and the probability of funding represent significant unobservable inputs to the overall value. Valuation adjustments to derivative fair values for liquidity and credit risk are also made when appropriate and take into consideration the likelihood of default by the Corporation and derivative counterparties, the net counterparty exposure, and the remaining maturities of the positions. Valuation adjustments for liquidity and credit risk were not considered material at September 30, 2008.
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
Principal investments may also include publicly traded investments generally obtained through the initial public offerings of investments in former private companies. Publicly traded investments, when held, are determined using quoted market prices less any applicable adjustments for regulatory and sales restrictions. As of September 30, 2008, the Corporation held no material publicly traded principal investments.
Securities sold short: Securities sold short represent obligations to purchase securities that have previously been sold to other third parties. These obligations are carried in the trading portfolio and the valuations are based on the market prices of the underlying securities sold short. As of September 30, 2008, the securities underlying these short sales primarily represented either U.S. Treasury securities or marketable equity securities with readily observable prices. These instruments are typically classified as Level 1.
Assets and Liabilities Measured at Fair Value on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Corporation elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2008
					Carrying Value in
				FIN 39 Netting	the Consolidated
(In Millions)	Level 1	Level 2	Level 3	Adjustments(a)	Balance Sheet

Assets
Securities available for sale	$855	$7,846	$125	$—	$8,826
Trading assets	1	1,708	27	—	1,736
Other investments	99	—	—	—	99
Commercial real estate loans held for sale	—	374	85	—	459
Residential real estate loans held for sale	—	1,709	—	—	1,709
Residential real estate loans in portfolio	—	90	—	—	90
Mortgage servicing rights	—	—	2,296	—	2,296
Derivative assets (b)	—	1,586	31	(1,022)	595
Principal investments (c)	—	—	791	—	791

Total Assets	$955	$13,313	$3,355	$(1,022)	$16,601

Liabilities

	Fair Value Measurements at September 30, 2008
					Carrying Value in
				FIN 39 Netting	the Consolidated
(In Millions)	Level 1	Level 2	Level 3	Adjustments(a)	Balance Sheet

Securities sold short (d)	$25	$1	$—	$—	$26
Derivative liabilities (b)	—	611	33	(517)	127

Total Liabilities	$25	$612	$33	$(517)	$153

(a)	Amounts represent the impact of legally enforceable master netting agreements that allow the Corporation to net derivative receivables, derivative payables and cash collateral held or placed with the same counterparty.

(b)	Included within Other Assets or Other Liabilities on the balance sheet.

(c)	Included within Other Investments and Other Assets on the balance sheet — see further discussion in Note 1.

(d)	Securities sold short are considered trading liabilities and are included within Borrowed Funds on the consolidated balance sheet.
The table below presents a rollforward of the balance sheet amounts for the three and nine months ended September 30, 2008 for financial instruments measured on a recurring basis and classified as Level 3. The classification of an item as Level 3 is based on the significance of the unobservable inputs to the overall fair value measurement. However, Level 3 measurements may also include observable components of value that can be validated externally. Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are part of the valuation methodology. Also, certain Level 3 instruments are risk managed with securities and derivative instruments which are classified within Level 1 or Level 2 of the valuation hierarchy, and thus the gains and losses in the table below do not reflect the effect of risk management activities related to these instruments.

Three Months Ended September 30
			Commercial
	Securities		Real Estate	Mortgage	Net Derivative
	Available	Trading	Loans Held	Servicing	Assets/	Principal
(In Millions)	for Sale(a)	Assets(b)	for Sale(c)	Rights (d)	(Liabilities)(e)	Investments(b)	Total

Fair Value, July 1, 2008	$65	$4	$86	$2,625	$(8)	$780	$3,552

Total gains or losses (realized/unrealized): Included in earnings	(39)	(1)	(1)	(320)	6	4	(351)
Included in other comprehensive income	4	—	—	—	—	—	4
Purchases, issuances, and settlements, net	(15)	21	—	(9)	—	7	4
Transfers in to (out of) Level 3	110	3	—	—	—	—	113

Fair Value, September 30, 2008	$125	$27	$85	$2,296	$(2)	$791	$3,322

Change in unrealized gains or losses included in earnings related to financial instruments still held at September 30, 2008	$(39)	$(1)	$(1)	$(320)	$6	$7	$(348)

Nine Months Ended September 30
			Commercial
	Securities		Real Estate	Mortgage	Net Derivative
	Available	Trading	Loans Held	Servicing	Assets/	Principal
(In Millions)	for Sale(a)	Assets(b)	for Sale(c)	Rights (d)	(Liabilities)(e)	Investments(b)	Total

Fair Value, January 1, 2008	$62	$18	$96	$2,526	$(7)	$796	$3,491
Total gains or losses (realized/unrealized): Included in earnings	(26)	(2)	(6)	(240)	5	17	(252)
Included in other comprehensive income	(4)	—	—	—	—	—	(4)
Purchases, issuances, and settlements, net	(35)	14	(5)	10	—	(22)	(38)
Transfers in to/out of Level 3	128	(3)	—	—	—	—	125

Fair Value, September 30, 2008	$125	$27	$85	$2,296	$(2)	$791	$3,322

Nine Months Ended September 30
Commercial
	Securities		Real Estate	Mortgage	Net Derivative
	Available	Trading	Loans Held	Servicing	Assets/	Principal
(In Millions)	for Sale(a)	Assets(b)	for Sale(c)	Rights (d)	(Liabilities)(e)	Investments(b)	Total

Change in unrealized gains or losses included in earnings related to financial instruments still held at September 30, 2008	$(39)	$(1)	$(5)	$(229)	$5	$7	$(262)

(a)	Realized gains and losses are reported within Securities Gains (Losses), Net, Taxable Securities Interest Income, and Loan Sale Revenue. Unrealized gains and losses are reported within Accumulated Other Comprehensive Income.

(b)	Realized and unrealized gains and losses are reported within Other Noninterest Income.

(c)	Realized and unrealized gains and losses are reported within Loan Sale Revenue.

(d)	Realized and unrealized gains and losses are reported within Loan Servicing Revenue.

(e)	Realized and unrealized gains and losses related to interest rate lock commitment derivatives are reported within Loan Sale Revenue. Realized and unrealized gains and losses on other Level 3 derivatives are included in Derivative gains/(losses). Total Level 3 derivatives have been netted for presentation purposes only.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis: Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Financial instruments typically subject to nonrecurring fair value measurements include loans measured for impairment under SFAS 114, loans held for sale carried at the lower of cost or market, and servicing assets carried at the lower of amortized cost or market. Assets and liabilities subject to nonrecurring fair value measurements are not included in the tables above. Fair value adjustments for these items typically occur when there is evidence of impairment. During the three and nine months ended September 30, 2008, net nonrecurring fair value losses of $67 million and $168 million, respectively, were recorded within the provision for loan losses on loans measured for impairment under SFAS 114 using either the observable market price of the loan or the fair value of the collateral. Of the net losses recorded during the third quarter and first nine months of 2008, $66 million and $158 million, respectively, were determined primarily based on appraised values for the underlying collateral, or if the loan was not collateral dependent, on the estimated enterprise value using earnings multiples for comparable companies taking into consideration current market conditions and other factors and are considered Level 2 measurements. The remaining $1 million and $10 million of net losses for the third quarter and first nine months of 2008, respectively, were determined based on management’s estimate of the value of receivables and inventory and are considered Level 3 measurements. In the third quarter of 2008, $1.2 billion of marine loans and $19 million of nonperforming residential real estate loans were transferred from portfolio to held for sale due to a change in management’s intent to sell these loans in order to supplement the Corporation’s liquidity. Upon transfer to held for sale, fair value writedowns of $126 million and $8 million were recorded as charge-offs related to the marine and residential real estate loans, respectively. The fair values of these loans were estimated by reference to nonbinding price quotes from potential buyers. There currently is no active market with observable prices for these types of loans and the measurements were considered Level 3. Also during the third quarter, a $4 million loss was recognized in other income on a cost method investment in a nonpublic real estate investment trust which primarily holds mezzanine investments to developers. The fair value of the investment was estimated based on the underlying estimated fair values of the individual mezzanine investments using various techniques including discounted cash flows, recent negotiations of comparable investments, and independent appraisal information. This measurement was considered a Level 3 measurement. During the second quarter of 2008, a nonrecurring fair value loss of $2 million was recognized on investments an asset-backed security classified in the held-to-maturity securities portfolio. The loss was estimated based on the market price of comparable securities and was considered a Level 2 measurement.
24. Line of Business Results
The Corporation manages its business by product and service offerings as well as the distribution channel through which these products and services are offered. In the third quarter of 2008, the Corporation made changes to its organizational structure and management reporting in conjunction with hiring personnel to lead its corporate banking business and manage liquidating loan portfolios. The Corporation now has five reportable segments: Retail Banking, Corporate Banking, Mortgage Banking, Asset Management, and the Exit Portfolio. All revenues and expenses not directly associated with or allocated to these segments are reported within Parent and Other.
The Corporate Banking segment is the combination of the former Commercial Banking — Regional and Commercial Banking — National reporting units. The Exit Portfolio contains run-off mortgage, home equity and other consumer loans associated with discontinued products or distribution channels and exited businesses. These loans were previously reported in either Mortgage Banking or Parent and Other. All prior period data was restated for the new presentation except that the results of operations related to residential construction and non-agency mortgage loans previously presented within Mortgage Banking were not separately identifiable in 2007.
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
Corporate Banking provides products and services to large- and medium-sized corporations within National City’s nine-state footprint as well as customers on a national basis. Major products and services include: lines of credit, term loans, leases, investment real estate lending, asset-based lending, treasury management, stock transfer, international services, dealer floorplan financing, loan sales and securitization, structured finance, syndicated lending, commercial leasing, equity and mezzanine capital, derivatives, public finance, investment banking, correspondent banking, multifamily real estate lending and commercial real estate lending. Significant revenue sources are net interest income on loan and deposit accounts, brokerage revenue, leasing revenue, loan sales revenue, principal investment gains, and other fee income. Major expenses are personnel and credit costs.
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
The Exit Portfolio segment includes the loan portfolio related to discontinued products and exited businesses. This portfolio consists of nonprime mortgage, broker-sourced home equity lines and loans, residential construction, nonagency mortgages, and automobile, recreational finance and marine loans. Significant revenues consist of interest income, and in 2007, loan sales. Major expenses include credit costs, loan servicing and insurance expense.
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

Selected financial information by line of business follows. For further discussion on the segments’ results see the Financial Review section.

						Parent
	Retail	Corporate	Mortgage	Asset	Exit	and	Consolidated
(In Millions)	Banking	Banking	Banking	Management	Portfolio	Other	Total

Three months ended September 30, 2008

Net interest income (expense)(a)	$663	$334	$40	$27	$135	$(175)	$1,024
Provision (benefit) for loan losses	233	255	35	9	687	(35)	1,184

Net interest income (expense) after provision	430	79	5	18	(552)	(140)	(160)
Noninterest income	330	106	(88)	85	2	(49)	386
Noninterest expense	538	1,572	198	91	101	179	2,679

Income (loss) before taxes	222	(1,387)	(281)	12	(651)	(368)	(2,453)
Income tax expense (benefit)(a)	90	(16)	(107)	5	(246)	(106)	(380)

Net income (loss)	$132	$(1,371)	$(174)	$7	$(405)	$(262)	$(2,073)

Average assets	$32,575	$56,727	$13,029	$4,512	$19,838	$24,044	$150,725
Intersegment (expense) revenue	(1)	8	(80)	3	(4)	74	—

Three months ended September 30, 2007

Net interest income (expense)(a)	$573	$395	$86	$34	$159	$(145)	$1,102
Provision (benefit) for loan losses	69	82	76	7	151	(17)	368

Net interest income (expense) after provision	504	313	10	27	8	(128)	734
Noninterest income	288	156	57	93	3	27	624
Noninterest expense	508	228	268	86	57	249	1,396

Income (loss) before taxes	284	241	(201)	34	(46)	(350)	(38)
Income tax expense (benefit)(a)	112	91	(76)	13	(17)	(142)	(19)

Net income (loss)	$172	$150	$(125)	$21	$(29)	$(208)	$(19)

Average assets	$29,248	$54,372	$21,271	$4,303	$23,101	$12,800	$145,095
Intersegment (expense) revenue	(1)	7	11	2	(9)	(10)	—

						Parent
	Retail	Corporate	Mortgage	Asset	Exit	and	Consolidated
(In Millions)	Banking	Banking	Banking	Management	Portfolio	Other	Total

Nine months ended September 30, 2008

Net interest income (expense)(a)	$1,920	$1,058	$151	$91	$462	$(568)	$3,114
Provision (benefit) for loan losses	596	680	117	20	2,808	(52)	4,169

Net interest income (expense) after provision	1,324	378	34	71	(2,346)	(516)	(1,055)
Noninterest income	938	425	(152)	275	(64)	533	1,955
Noninterest expense	1,623	3,163	595	272	261	54	5,968

Income (loss) befoe taxes	639	(2,360)	(713)	74	(2,671)	(37)	(5,068)
Income tax expense (benefit)(a)	260	26	(270)	28	(1,010)	(101)	(1,067)

Net income (loss)	$379	$(2,386)	$(443)	$46	$(1,661)	$64	$(4,001)

Average assets	$32,570	$58,355	$13,835	$4,526	$22,136	$21,108	$152,530
Intersegment (expense) revenue	(2)	31	(133)	6	(15)	113	—

Nine months ended September 30, 2007

Net interest income(a)	$1,661	$1,190	$261	$104	$515	$(415)	$3,316
Provision (benefit) for loan losses	191	101	94	10	286	(47)	635

Net interest income (expense) after provision	1,470	1,089	167	94	229	(368)	2,681
Noninterest income	857	499	279	282	43	49	2,009
Noninterest expense	1,445	698	650	252	198	495	3,738

Income (loss) before taxes	882	890	(204)	124	74	(814)	952
Income tax expense (benefit)(a)	347	336	(77)	47	28	(376)	305

Net income (loss)	$535	$554	$(127)	$77	$46	$(438)	$647

Average assets	$28,411	$52,954	$18,953	$4,213	$23,225	$12,768	$140,524
Intersegment (expense) revenue	(2)	26	31	7	(44)	(18)	—

(a)	Includes tax-equivalent adjustment for tax-exempt interest income.
Prior periods line of business results for the Mortgage Banking and Exit Portfolio segments have been restated back to January 1, 2008 for the reclassification of residential construction and certain mortgage loans. Data is not available to restate segment results prior to

January 1, 2008. Selected financial information by line of business follows for 2008 results as if the residential construction and certain mortgage loans had remained within the Mortgage Banking segment.

	Three months ended		Nine months ended
	September 30, 2008		September 30, 2008
	Mortgage	Exit	Mortgage	Exit
(In Millions)	Banking	Portfolio	Banking	Portfolio

Net interest income(a)	$55	$120	$207	$405
Provision for loan losses	198	524	947	1,977

Net interest expense after provision	(143)	(404)	(740)	(1,572)
Noninterest income	(88)	2	(167)	(48)
Noninterest expense	201	98	608	249

Loss before taxes	(432)	(500)	(1,515)	(1,869)
Income tax benefit(a)	(163)	(189)	(573)	(707)

Net loss	$(269)	$(311)	$(942)	$(1,162)

Average assets	$16,699	$16,168	$18,030	$17,941

(b)	Includes tax-equivalent adjustment for tax-exempt interest income.
25. Financial Holding Company
Condensed financial statements of the parent holding company, which include transactions with subsidiaries, follow:
Balance Sheets

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

Assets
Cash and demand balances due from banks	$2,443	$1,279	$1,662
Loans to and receivables from subsidiaries	2,304	1,110	1,249
Securities	179	205	213
Other investments	12	13	6
Investments in:
Subsidiary banks	16,437	15,026	14,909
Nonbank subsidiaries	698	584	585
Goodwill	103	122	122
Other assets	1,146	996	777

Total Assets	$23,322	$19,335	$19,523

Liabilities and Stockholders’ Equity
Long-term debt	$4,042	$2,868	$2,829
Borrowed funds from subsidiaries	2,479	1,900	1,880
Indemnification liabilities	144	292	—
Accrued expenses and other liabilities	819	867	971

Total liabilities	7,484	5,927	5,680
Stockholders’ equity	15,838	13,408	13,843

Total Liabilities and Stockholders’ Equity	$23,322	$19,335	$19,523

Securities and other investments totaling $91 million at September 30, 2008 were restricted for use in certain nonqualified benefit plans. The borrowed funds from subsidiaries balance include the junior subordinated debt securities payable to the wholly owned subsidiary trusts (the trusts). The holding company continues to guarantee the capital securities issued by the trusts, which totaled $2.4 billion at September 30, 2008. The holding company also guarantees commercial paper issued by its subsidiary National City Credit Corporation, which borrowings totaled $162 million at September 30, 2008. Additionally, the holding company guarantees certain financial and indemnification obligations of National City Bank under its memberships with Visa® and Mastercard®. As of September 30, 2008, the holding company had recognized a $144 million liability related to Visa matters discussed in Note 19.
Statements of Income

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2008	2007	2008	2007

Income
Dividends from:
Subsidiary banks	$—	$—	$—	$950
Nonbank subsidiaries	—	—	—	—
Interest on loans to subsidiaries	42	33	118	89

	Three Months Ended		Nine Months Ended
	September 30		September 30
(In Millions)	2008	2007	2008	2007

Interest and dividends on securities	1	1	3	4
Securities (losses) gains, net	(2)	—	(4)	1
Derivative losses, net	(16)	(4)	(7)	(5)
Other income	6	4	18	20

Total Income	31	34	128	1,059

Expense
Interest on debt and other borrowings	79	66	250	174
Other (income) expense	(7)	30	(2)	104

Total Expense	72	96	248	278

(Loss) income before taxes and equity in undistributed net (loss) income of subsidiaries	(41)	(62)	(120)	781
Income tax expense (benefit)	5	(28)	(70)	(49)

(Loss) income before equity in undistributed net (loss)income of subsidiaries	(46)	(34)	(50)	830
Equity in undistributed net (loss) income of subsidiaries	(2,027)	15	(3,951)	(183)

Net (Loss) Income	$(2,073)	$(19)	$(4,001)	$647

Statements of Cash Flows

	Nine Months Ended
	September 30
(In Millions)	2008	2007

Operating Activities
Net (loss) income	$(4,001)	$647
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net loss of subsidiaries	3,951	183
Depreciation and amortization	(1)	—
(Increase) decrease in receivables from subsidiaries	(203)	1,543
Other (gains) losses, net	(38)	9
Decrease in accrued expenses and other liabilities	(113)	(5)
Excess tax benefit for share based payments	—	(13)
Increase in tax receivable	(258)	(117)
Other, net	140	192

Net cash (used in) provided by operating activities	(523)	2,439

Investing Activities
Purchases of securities	(85)	(79)
Proceeds from sales and maturities of securities	95	92
Net change in other investments	1	190
Principal collected on loans to subsidiaries	68	700
Net cash paid for acquisitions	—	(505)
Loans to subsidiaries	(1,059)	(446)
Investments in subsidiaries	(5,701)	(30)
Returns of investment from subsidiaries	9	508

Net cash used in provided by investing activities	(6,672)	430

Financing Activities
Intercompany borrowings, net	73	—
Issuance of long-term debt	1,887	1,588
Repayment of long-term debt	(300)	(349)
Excess tax benefit for share based payments	—	13
Dividends paid	(178)	(723)
Issuances of common and preferred stock, net of issuance costs	6,950	179
Repurchases of common stock	—	(3,230)
Net premiums paid for purchased call option and issuance of warrants	(173)	—
Other financing activities, net	100	—

Net cash provided by (used in) financing activities	8,359	(2,522)

Increase (decrease) in cash and demand balances due from banks	1,164	347
Cash and demand balances due from banks, January 1	1,279	1,315

Cash and Demand Balances Due from Banks, September 30	$2,443	$1,662

Supplemental Information
Cash paid for interest	$195	$165
Non-cash return of capital from bank subsidiary	153	—
Common shares and stock options issued for acquisitions	—	2,336

Retained earnings of the holding company included $4.4 billion, $8.4 billion, and $8.8 billion of equity in undistributed net income of subsidiaries at September 30, 2008, December 31, 2007, and September 30, 2007, respectively.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL REVIEW
This Quarterly Report contains forward-looking statements. See page 102 for a discussion of the risks and uncertainties associated with forward-looking statements. The Financial Review section discusses the financial condition and results of operations of National City Corporation (the Corporation or National City) as of September 30, 2008 and for the three and nine months ended September 30, 2008. The Financial Review should be read in conjunction with the accompanying Consolidated Financial Statements and notes presented on pages 4 through 67.
On October 24, 2008, National City Corporation entered into a definitive agreement to be acquired by The PNC Financial Services Group, Inc. (NYSE: PNC). Under this agreement, each share of National City common stock will be exchanged into .0392 shares of PNC common stock. In addition, PNC will pay cash of $384 million to certain warrant holders. The total consideration at the time of the agreement was $5.6 billion, equal to the Corporation’s market capitalization. In connection with this transaction, National City issued an option to PNC to acquire 19.9% of the Corporation’s common stock, which becomes exercisable under certain conditions. This transaction is expected to close by December 31, 2008, subject to customary closing conditions, including regulatory and stockholder approvals.
The Corporation reported a net loss of $2.1 billion in the third quarter of 2008 driven primarily by provision for loan losses of $1.2 billion and goodwill impairment of $1.3 billion. Diluted net loss per common share was $7.40 for the third quarter and $11.32 on a year-to-date basis, inclusive of a $4.4 billion one-time noncash preferred dividend associated with convertible preferred stock issued as part of the Corporation’s April 2008 capital raise. This noncash dividend had no impact on cash, stockholders’ equity, regulatory capital or net income. At September 30, 2008, total stockholders’ equity was $15.8 billion and tangible stockholders’ equity was $12.5 billion, up $4.9 billion compared to December 31, 2007.
The Corporation’s Tier 1 ratio was 11.00% at September 30, 2008, $6.7 billion above the regulatory “well-capitalized” minimum. Average core deposits for the third quarter of 2008 were $88.0 billion, down 1% from the preceding quarter, and up 8% compared to third quarter a year ago.
The provision for loan losses decreased $408 million, or 26%, compared to the preceding quarter. Net charge-offs were $844 million in the third quarter of 2008, up $104 million from the preceding period inclusive of $134 million of writedowns on loans transferred to held for sale. Absent this transfer, net charge-offs were flat compared with the preceding quarter. Approximately 40% of net charge-offs in the third quarter were concentrated within $8.4 billion of loans related to discontinued products or exited businesses (Exit Portfolio). The allowance for loan losses grew to $3.8 billion, or 3.40% of portfolio loans, as of September 30, 2008.
RESULTS OF OPERATIONS
Net Interest Income
This section should be read in conjunction with the daily average balances/net interest income/rates tables presented on pages 104-106.
Net interest income is discussed and presented in this financial review on a tax-equivalent basis, recognizing that interest on certain loans and securities is not taxable for federal income tax purposes. To compare the tax-exempt asset yields to taxable yields, interest amounts earned are adjusted to the pretax-equivalent amounts based on the marginal corporate Federal tax rate of 35%. The tax-equivalent adjustment to net interest income was $11 million and $26 million for the third quarter and first nine months of 2008, respectively, and $7 million and $22 million for the third quarter and first nine months of 2007, respectively.
Tax-equivalent net interest income was $1.0 billion and $3.1 billion for the third quarter and first nine months of 2008, respectively, down minimally from $1.1 billion and $3.3 billion for the same periods of 2007, respectively. Tax-equivalent net interest income for the third quarter of 2008 was approximately equal to the preceding quarter. Net interest margin was 2.99% in the third quarter of 2008, up slightly from 2.97% in the preceding quarter and down from 3.43% in the third quarter of 2007. Net interest margin was 3.05% and 3.57% for the first nine months of 2008 and 2007, respectively.

The decline in tax-equivalent net interest income from the prior year was due to a lower net interest margin, which reflects higher nonperforming loans and a challenging funding environment, including the costs of maintaining extra liquidity. Further discussion of trends in the loan portfolio and detail on the mix of funding sources is included in the Financial Condition section beginning on page 77.
Noninterest Income
Details of noninterest income follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Deposit service charges and fees	$273	$260	$229	$763	$656
Securities (losses)/gains	(77)	(11)	—	427	26
Loan servicing (loss)/revenue	(75)	(47)	159	(106)	287
Trust and investment management fees	71	81	79	232	237
Brokerage revenue	39	48	41	135	135
Insurance revenue	33	33	29	99	98
Leasing revenue	30	34	41	99	142
Card-related fees	30	33	31	95	92
Other service fees	28	27	34	88	102
Loan sale revenue/(loss)	19	(94)	(74)	14	111
Derivatives gains/(losses)	12	57	(5)	20	(35)
Principal investment gains/(losses), net	4	(2)	24	17	54
Other	(1)	12	36	72	104

Total noninterest income	$386	$431	$624	$1,955	$2,009

Deposit service revenue increased 5% compared to the preceding quarter and 19% compared to the third quarter a year ago. This growth reflects higher fee generating transactions as well as a larger number of deposit accounts. On a year-to-date basis, deposit service fees were up 16% from the same period last year, resulting from the same factors previously described, as well as an acquisition completed in the last half of 2007. Average core deposits, excluding escrow funds, were $83.3 billion for the third quarter of 2008, down from $84.3 billion for the second quarter of 2008, but up from $77.6 billion for the third quarter of 2007. New customers and accounts were added during the quarter, which partially offset declines in deposit balances in excess of FDIC limits.
Security losses for the third quarter of 2008 included other-than-temporary impairment losses of $91 million recorded on securities backed by mortgage and other consumer loans, notes issued by financial institutions and other corporations, and preferred stock issued by FNMA and FHLMC. Security losses for the second quarter of 2008 included other-than-temporary impairment losses of $29 million. On a year-to-date basis, net security gains included a $532 million gain from the redemption of Visa Class B common shares and an $18 million gain on the partial redemption of MasterCard shares, partially offset by other-than-temporary impairment losses of $136 million.
Loan servicing revenue includes net contractual servicing fees, late fees, ancillary fees, servicing asset valuation adjustments, and gains or losses on derivatives and securities utilized to hedge mortgage servicing assets. The components of loan servicing revenue by product type follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Residential real estate	$(107)	$(89)	$114	$(222)	$157
Commercial loans	(10)	2	3	(5)	10
Other consumer loans	42	40	42	121	120

Total loan servicing (loss)/revenue	$(75)	$(47)	$159	$(106)	$287

The components of residential real estate (mortgage) loan servicing (loss)/revenue are as follows:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Net contractual servicing fees	$142	$141	$134	$426	$391
Servicing asset time decay and payoffs	(60)	(84)	(84)	(254)	(259)
MSR hedging (losses)/gains:
Servicing asset valuation changes	(321)	297	(89)	(240)	171
Gains/(losses) on derivatives	132	(443)	153	(154)	(146)

Net MSR hedging (losses)/gains	(189)	(146)	64	(394)	25

Total mortgage servicing (loss)/revenue	$(107)	$(89)	$114	$(222)	$157

The Corporation typically retains the right to service the mortgage loans it sells. Upon sale, the Corporation recognizes a mortgage servicing right (MSR), which represents the present value of the estimated net servicing cash flows to be realized over the estimated life of the underlying loan. The carrying value of MSRs was $2.3 billion at September 30, 2008, $2.6 billion at June 30, 2008, and $2.5 billion at September 30, 2007. The value of MSRs is sensitive to changes in interest rates. In a low rate environment, mortgage loan refinancings generally increase, causing actual and expected loan prepayments to increase, which drives down the value of existing MSRs. Conversely, as interest rates rise, mortgage loan refinancings generally decline, causing actual and expected loan prepayments to decrease, which drives up the value of MSRs. The Corporation manages the risk associated with declines in the value of MSRs using derivative instruments and securities. Unrealized net gains associated with derivatives utilized to hedge MSRs were $540 million as of September 30, 2008. The ultimate realization of these gains can be affected by changes in interest rates, which may increase or decrease the ultimate cash settlement of these instruments.
Residential real estate servicing losses worsened in the third quarter of 2008 due to larger MSR net hedging losses. Net MSR hedging losses were $189 million in the third quarter of 2008, compared to losses of $146 million in the second quarter of 2008 and gains of $64 million in the third quarter a year ago. On a year-to-date basis, net MSR hedging losses were $394 million in 2008 versus a gain of $25 million in 2007. The losses in 2008 reflect higher hedging costs due to market volatility, as well as poor performance of hedge instruments. In addition, despite lower prepayments, the value of the MSR has underperformed relative to expectations. Mortgage loans serviced for others were $175.3 billion at September 30, 2008, compared to $176.5 billion at June 30, 2008, and $173.7 billion at September 30, 2007. The decrease in loans serviced for others compared to the preceding quarter resulted from lower production and higher foreclosures on serviced loans. Commercial loan servicing revenue was a loss in the third quarter of 2008 due to a change in estimate of the weighted average life of the serviced pool which accelerated amortization.
Trust and investment management fees declined compared to the second quarter due to tax preparation fees earned in the prior quarter, in additional to lower corporate and personal trust fees and lower asset management fees. Compared to the third quarter a year ago, lower corporate trust asset management fees caused the decline.
Brokerage revenue decreased compared to the preceding quarter due to lower commissions on sales of equity and fixed income securities driven by lower trading volumes. On a year-to-date basis, lower brokerage and advisory fee revenue was offset by higher commissions on sales of annuities. Leasing revenue declined versus the prior periods due to continued run-off of the leased automobile portfolio. Both rental income and gain on sale of off-lease equipment declined compared to prior periods. Other service fees decreased compared to the third quarter of 2007 and on a year-to-date basis due to lower loan syndication and official check fees.
Loan sale revenue includes gains/(losses) realized upon loan sale or securitization, fair value adjustments on loans held for sale and derivative gains/(losses) for hedges of mortgage loans, and mortgage loan commitments. Revenue by loan type is shown below:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Residential real estate	$16	$(62)	$(71)	$28	$36
Commercial loans	8	18	8	44	34
Other consumer loans	(5)	(50)	(11)	(58)	41

Total loan sale revenue/(loss)	$19	$(94)	$(74)	$14	$111

On January 1, 2008, the Corporation elected the fair value option for residential and commercial real estate loans held for sale. Previously, these loans were carried at the lower of cost or fair value after consideration of any SFAS 133 valuation adjustments. Interest rate risk related to these loans is hedged with derivative instruments, and application of the fair value option allows for both the loans and the derivatives to be carried at fair value without the need to qualify for hedge accounting under SFAS 133. This election was applied to existing residential and commercial real estate loans held for sale as of January 1, 2008 with the carrying value of the existing loans adjusted to fair value through a cumulative-effect adjustment to beginning retained earnings. In 2008, all new originations or purchases of residential or commercial real estate loans held for sale are recorded at fair value with changes in fair value recognized in earnings each period. This election accelerates the recognition of some loan sale gains/(losses) which previously were recognized at the time of sale. In addition, the servicing value associated with loans held for sale can now be considered prior to loan sale. Previously, the servicing value related to loans held for sale was recognized at the date of sale. This change added approximately $29 million to loan sale revenue in 2008.
Residential real estate loan sale revenue improved compared to the preceding quarter mainly due to a lower provision for estimated recourse losses on potential mortgage loan repurchases. The provision for recourse losses was $50 million in the third quarter of 2008, $142 million in the second quarter, and $42 million in the third quarter a year ago. On a year-to-date basis, the provision for recourse losses was $220 million in 2008 compared to $91 million in 2007. Loan origination volume for residential real estate declined by about 30% compared to the second quarter and about 70% compared to the third quarter a year ago. On a year-to-date basis, origination volume was down about 55%. Management has discontinued certain mortgage products and origination channels due to market conditions. Gain on sale of residential real estate loans improved in the third quarter of 2008 and on a year-to-date basis compared to prior periods as production has been limited to profitable products. Further, fair value writedowns were recorded in the prior year on mortgage loans held for sale due to deteriorating market conditions. These writedowns were $43 million in the third quarter of 2007 and $66 million on a year-to-date basis.
In 2008, other consumer loan sales were limited to credit card securitization income and student loan sales. Prior year’s activity included sales of home equity lines of credit and home equity installment loans, which ceased in the last half of 2007. Other consumer loan sale revenue includes provisions for potential recourse losses of $11 million in the third quarter of 2008, $73 million in the second quarter, and $95 million on a year-to-date basis. During the second quarter of 2008, a $374 million credit card securitization was completed. A gain of $12 million was recognized on this transaction.
The Corporation utilizes derivative instruments to hedge the interest rate risk associated with certain assets and liabilities or certain forecasted cash flows. Derivatives also are embedded within certain contracts. Derivative gains/(losses) includes the change in fair value of these instruments as well as ineffective hedge gains (losses) on derivatives designated in SFAS 133 qualifying hedges. Derivatives used to hedge mortgage loans held for sale and MSRs are separately presented within loan sale revenue and loan servicing revenue, respectively. Derivatives gains were higher in the second quarter of 2008 as the prior period included a net $42 million gain associated with certain terms embedded within the warrants and preferred stock issued during the quarter. On a year-to-date basis, larger gains were recognized on derivatives held for trading and other risk management purposes.
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
Other noninterest income included foreign currency exchange (losses)/gains of $(24) million in the third quarter, compared to $(9) million in the second quarter of 2008, and $14 million in the third quarter a year ago. On a year-to-date basis, foreign currency exchange (losses)gains were $(6) million in 2008 versus $25 million in 2007. Foreign currency translation gains /(losses) arise from foreign currencies maintained for customer transactions, as well as certain assets and liabilities denominated in foreign currencies. There were no other significant or unusual items in noninterest income in any of the periods presented above.
Noninterest Expense
Details of noninterest expense follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Impairment, fraud, and other losses	$1,478	$1,098	$257	$2,379	$277
Salaries, benefits, and other personnel	563	619	642	1,841	1,917
Foreclosure costs	122	61	17	232	40
Third-party services	103	87	81	272	256
Net occupancy	83	84	77	255	231
Equipment	76	80	76	236	244
Marketing and public relations	35	47	41	109	119
Supplies and postage	30	31	34	97	108
Leasing expense	23	22	28	70	95
Intangible asset amortization	20	20	20	60	56
Telecommunications	18	20	18	57	55

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Insurance	18	17	19	54	67
Travel and entertainment	16	18	18	51	57
State and local taxes	8	12	19	37	62
Other	86	61	49	218	154

Total noninterest expense	$2,679	$2,277	$1,396	$5,968	$3,738

Acquisition-related integration costs included within noninterest expense were $1 million in the third quarter of 2008, $13 million in the second quarter of 2008, and $13 million in the third quarter of 2007. On a year-to-date basis, acquisition-related integration costs were $27 million in 2008 and $49 million in 2007. Such costs have declined as integration activities are substantially complete.
Impairment, fraud, and other losses for the third quarter included a goodwill impairment charge of $1.3 billion, an $87 million provision for Visa indemnification obligations, and a impairment loss of $28 million for real estate under development associated with a prior acquisition. In the second quarter of 2008, impairment, fraud and other losses included a goodwill impairment charge of $1.1 billion. The third quarter of 2007 included a provision of $157 million for Visa indemnification obligations, $44 million of asset impairments, and a $25 million litigation settlement. On a year-to-date basis, the higher losses in 2008 reflect the previously described goodwill impairments, partially offset by a release of Visa indemnification liabilities established in prior periods.
Details of salaries, benefits, and other personnel expense follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(Dollars in Millions)	2008	2008	2007	2008	2007

Salaries and wages	$348	$349	$366	$1,054	$1,070
Incentive compensation	118	147	165	422	514
Contract labor	38	33	41	100	108
Medical and other benefits	36	42	40	118	119
Deferred personnel costs	(35)	(28)	(76)	(87)	(239)
Payroll taxes	31	35	35	114	120
Retirement plans	21	22	31	74	100
Deferred compensation	(18)	(8)	(3)	(44)	13
Stock-based compensation	15	13	15	47	60
Severance and other	9	14	28	43	52

Total salaries, benefits, and other personnel	$563	$619	$642	$1,841	$1,917

Full-time-equivalent employees	29,828	30,302	34,024

Salaries and wages decreased compared to the third quarter a year ago and on a year-to-date basis due to reductions in staffing, particularly in the mortgage business. Incentive compensation decreased compared to prior periods due to both reductions in staffing and lower business volumes. Corporate incentive plan accruals were also reduced during the third quarter of 2008. These factors also drove the year-to-date decline in incentive compensation.
Contract labor increased compared to the preceding quarter due to increased use of contract programmers for software development. On a year-to-date basis, contractors have been utilized less frequently in the mortgage business due to lower business volumes.
Deferred personnel costs increased compared to the second quarter due to higher levels of capitalizable software development costs. Deferred personnel costs decreased compared to the third quarter a year ago and on a year-to-date basis as certain loan origination costs no longer being eligible for deferral. In 2008, the Corporation elected the fair value option for commercial real estate and residential real estate loans held for sale. These costs, which would have been deferred until the date of sale, are now expensed as incurred. These costs were $19 million in the third quarter of 2008, $26 million in the second quarter, and $80 million on a year-to-date basis. Higher production volumes in 2007 also affect comparisons to 2008.
Retirement plan costs decreased compared to the third quarter a year ago and on a year-to-date basis due to the termination of a acquired benefit plan, lower pension expense, and lower contributions to the 401(k) plan. Stock-based compensation costs decreased on a year-to-date basis due to increased forfeitures of awards, primarily resulting from headcount reductions. Additionally, compensation costs associated with recent awards declined due to the lower market value of the Corporation’s common stock.
Deferred compensation costs decreased in the third quarter of 2008 and on a year-to-date basis due to decreases in the indices used to value participants’ accounts. Severance costs declined compared a year ago as actions to downsize the mortgage business began in the third quarter of 2007.
Foreclosure costs increased compared to the second quarter of 2008 due to larger fair value writedowns based on more aggressive property disposition strategies. Compared to the third quarter a year earlier, foreclosure costs increased due to more loans in foreclosure and higher expected and realized losses associated with declining property values. The same factors accounted for the higher foreclosure costs on a year-to-date basis.
Third party services increased in the third quarter of 2008 due to greater use of consultants to help design the Corporation’s performance improvement initiative, analyze asset disposition strategies, and evaluate MSR hedging strategies. Higher legal fees were also incurred compared to the third quarter a year ago as external law firms have been engaged to assist with the defense of various lawsuits. Net occupancy costs have increased compared to third quarter a year ago and on a year-to-date basis primarily due to costs associated with branches and other properties obtained with a September 2007 acquisition.
Marketing and public relations costs were lower compared to prior periods due to a lower volume of advertising activities. Direct mail spending was larger in both the second quarter of 2008 and the third quarter a year ago. Internet advertising and checking account incentives also declined compared to the preceding quarter. On a year-to-date basis, lower spending occurred in 2008 for substantially all forms of advertising. In 2007, market expansion in Chicago, Wisconsin and Florida drove higher spending levels.
Supplies cost decreased in 2008 commensurate with the lower staffing levels. Leasing expense declined compared to third quarter last year and on a year-to-date basis due to continued run-off of leased automobiles. Insurance costs have decreased on a year-to-date basis as certain reinsurance arrangements reached their policy limits during the first quarter of 2008. Intangible asset amortization increased in 2008 on a year-to-date basis due to amortization of core deposits intangibles recorded in conjunction with a September 2007 acquisition, partially offset by declining amortization expense on intangibles from prior acquisitions.
State and local taxes declined compared to the preceding quarter mainly due to a reversal of state taxes previously accrued arising from changes in estimates determined upon completion of the 2007 return, as well as confirmation of tax credits. Sales and use tax also declined compared to the second quarter due to fewer taxable purchases. On a year-to-date basis, the same factors contributed to the lower tax expense in 2008.
Other noninterest expense increased compared to the preceding quarter due to higher FDIC premiums associated with a rate increase and an accrual adjustment. Compared to the third quarter a year ago, other noninterest expense has also increased due to higher amortization of community development investments. On a year-to-date basis, the same factors contributed to the higher costs in 2008, as well as larger losses on servicing advances associated with foreclosures.
Income Taxes
The effective tax rate was approximately 16% in the third quarter of 2008, 28% in the second quarter of 2008 and 58% in the third quarter of 2007. The lower effective tax rate compared to the second quarter of 2008 resulted from a larger nondeductible goodwill impairment and changes in projected taxable income for the year. The estimated effective tax rate for the full year is 22%. The Corporation’s effective tax rate for the full year is lower than the statutory rate due to nondeductible goodwill impairment, partially offset by the favorable effects of fixed amounts of tax credits, tax exempt income, and other favorable adjustments. In addition, the Corporation is assessed franchise tax in certain states rather than an income-based tax. Franchise taxes are classified within noninterest expense.
Line of Business Results
The Corporation’s businesses are organized by product and service offerings as well as the distribution channels through which these products and services are offered. In the third quarter of 2008, the Corporation made changes to its organizational structure and management reporting in conjunction with hiring personnel to lead its corporate banking business and manage its liquidating loan portfolio. The Corporation now has five reportable segments: Retail Banking, Corporate Banking, Mortgage Banking, Asset Management, and the Exit Portfolio. Further discussion of the activities of each of these businesses is presented in Note 24.
The Corporate Banking segment is the combination of the former Commercial Banking – Regional and Commercial Banking – National reporting units. The Exit Portfolio contains run-off mortgage, home equity and other consumer loans associated with discontinued products or origination channels, and exited businesses. These loans were previously reported in either Mortgage Banking or Parent and Other. All prior period data was restated for the new presentation except that the results of operations related to residential construction and non-agency mortgage loans previously contained within Mortgage Banking were not separately identifiable in 2007.
All revenues and expenses not directly associated with or allocated to these five reportable segments are reported within Parent and Other. Summary results of operations for each business and related management discussion follow. Net interest income/ (expense) shown in the tables below is presented on a tax-equivalent basis.

Retail Banking: This business provides banking products and services to consumers and small businesses within National City’s nine-state footprint.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Net interest income	$663	$627	$573	$1,920	$1,661
Provision for loan losses	233	144	69	596	191
Noninterest income	330	317	288	938	857
Noninterest expense	538	550	508	1,623	1,445
Net income	$132	$149	$172	$379	$535

Net interest income increased compared to the preceding quarter primarily due to better deposit spreads. Compared to the third quarter a year ago, net interest income grew on higher average deposits, as well as higher deposit spreads. Average core deposits were $75.3 billion for the third quarter of 2008, up from $75.0 billion in the second quarter, and $66.5 billion in the third quarter a year ago. Average loans outstanding were $27.9 billion in the third quarter of 2008, up from $27.8 billion in the second quarter of 2008, and $24.9 billion in the third quarter a year ago. Household growth and expansion, as well as a September 2007 acquisition, contributed to the higher deposit and loan levels.
The provision for loan losses increased compared to prior periods to reflect higher probable losses for credit card and other consumer loans. During the third quarter of 2008, the provision for loan losses included a $31 million supplemental reserve for higher expected losses on credit card loans due to weakening economic conditions. Net charge-offs were $125 million in the third quarter of 2008, $109 million in the second quarter of 2008, and $60 million in the third quarter a year earlier. On a year-to-date basis, net charge-offs were $353 million in 2008 compared to $171 million in 2007.
Noninterest income increased compared to prior periods due to higher deposit service fees associated with overdraft and nonsufficient funds transactions. Compared to a year earlier, the growth was also driven by higher debit card revenue. On a year-to-date basis, noninterest income increased due to higher deposit service fees, partially offset by lower student loan sales revenue. Noninterest expense decreased compared to the second quarter due to lower marketing and insurance expense. Noninterest expense increased compared to the third quarter last year and on a year-to-date basis mainly due to costs of additional employees and new branches associated with a late 2007 acquisition. As of September 30, 2008, Retail Banking operated 1,434 branches and 2,186 automated teller machines in nine states.
Corporate Banking: This business provides banking products and services to large and medium sized companies within National City’s nine-state footprint, as well as to corporate customers outside of National City’s branch footprint.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Net interest income	$334	$345	$395	$1,058	$1,190
Provision for loan losses	255	280	82	680	101
Noninterest income	106	153	156	425	499
Noninterest expense	1,572	1,338	228	3,163	698
Net (loss) income	$(1,371)	$(1,107)	$150	$(2,386)	$554

Net interest income decreased compared to prior periods mainly due to higher funding costs and nonperforming assets. Average loans outstanding were $53.2 billion in the third quarter of 2008, down 2% from the second quarter of 2008, and up 8% compared to the third quarter a year ago. Compared to year ago, loan growth was driven by higher commercial lending volumes, expansion into new markets, as well as a September 2007 acquisition. Average core deposits were $7.5 billion in the third quarter of 2008, down 7% from second quarter 2008, and 17% from third quarter 2007. Commercial core deposits declined as certain customers with balances in excess of FDIC limits transferred funds.
The provision for loan losses decreased compared to the preceding quarter. Compared to the third quarter a year ago, the provision for loan losses increased on higher charge-offs driven by declining real estate values. Commercial developers of residential real estate, in particular, have been adversely affected by the declining housing markets. Net charge-offs were $142 million in the third quarter of 2008, up from $89 million in the preceding quarter, and $23 million in the third quarter a year ago. On a year-to-date basis, net charge-offs were $275 million in 2008 and $62 million in 2007. In 2007, the provision for loan losses also benefited from modifications to the underlying loss factors used to calculate the allowance, driven in part by a refinement in the method of allocation recoveries on previously charged-off commercial and commercial real estate loans.

Noninterest income decreased compared to the second quarter due to foreign currency exchange lossses and lower loan sales revenue. Compared to the third quarter a year ago, noninterest income decreased due to foreign currency exchange losses, lower principal investment gains and lower leasing revenues. Principal investment gains/(losses) were $4 million in the third quarter of 2008 compared to $24 million in the third quarter of 2007. On a year-to-date basis, noninterest income decreased primarily due to the same factors. Principal investment gains were $17 million and $54 million on a year-to-date basis in 2008 and 2007, respectively.
Noninterest expense included goodwill impairment charges of $1.3 billion in the third quarter of 2008 and $1.1 billion in the second quarter of 2008. Excluding these impairment losses, noninterest expense was relatively stable compared to prior periods. Incentive compensation declined compared to the preceding quarter which reflects lower business volumes in national markets.
Mortgage Banking: This business originates and services residential mortgages within National City’s banking footprint and on a nationwide basis. In 2008, production was limited to mortgage loans readily salable to government sponsored entities, such as the Government National Mortgage Association, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Banks.
Discontinued products, such as residential construction loans and non-agency eligible mortgage loans, were reclassified to the Exit Portfolio beginning in 2008. Operating results associated with these loans for periods prior to 2008 were not restated as these activities were not separately identifiable in 2007. The following summarizes the results of operations of Mortgage Banking on a partially restated basis.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Net interest income	$40	$53	$86	$151	$261
Provision for loan losses	35	53	76	117	94
Noninterest income	(88)	(125)	57	(152)	279
Noninterest expense	198	186	268	595	650
Net (loss)income	$(174)	$(193)	$(125)	$(443)	$(127)

Net interest income decreased compared to prior periods due to lower loans outstanding, higher nonperforming loans and narrower loan spreads. Average loans outstanding were $9.2 billion in the third quarter of 2008, down from $9.8 billion in the second quarter, and down from $18.0 billion in the third quarter a year ago.
The provision for loan losses declined relative to the third quarter a year earlier. Residential construction and home equity loans showed worsening delinquency and charge-off trends in the third quarter of 2007. In 2008, these types of loans are reported within the Exit Portfolio. Net charge-offs grew to $38 million in the third quarter of 2008, up from $24 million in the second quarter of 2008, and $15 million in the third quarter a year ago. On a year-to-date basis, net charge-offs were $78 million in 2008 versus $24 million in 2007.
Noninterest income was negative in the third quarter of 2008 due to net mortgage servicing rights (MSR) hedging losses, partially offset by improved loan sale revenue. Net MSR hedging (losses)/gains were $(189) million in the third quarter of 2008, $(146) million in the second quarter of 2008, and $64 million in the third quarter a year ago. On a year-to-date basis, net MSR hedging (losses)/gains were $(394) million and $25 million in 2008 and 2007, respectively. The unpaid principal balance associated with loans serviced for others was $175.3 billion at September 30, 2008 compared to $176.5 billion at June 30, 2008, with the decrease due to lower production and higher rates of foreclosure and repurchases within the serviced portfolio.
Net loan sale revenue/(loss) improved to $16 million in the third quarter of 2008, up from $(62) million in the second quarter of 2008, and $(71) million in the third quarter a year ago. Loan production declined 30% compared to the second quarter and about 70% compared to the third quarter a year ago, consistent with industry trends, a narrower product set, and elimination of the broker channel at the end of 2007. Gain on sale margins improved from second quarter 2008 and the third quarter a year earlier. Higher provisions for expected recourse losses on mortgage loan repurchases were recorded in the second quarter of 2008 as loss estimates were updated to reflect current conditions. The provision for recourse losses was $50 million in the third quarter of 2008, $142 million in the preceding quarter, and $42 million in the third quarter a year ago. In the third quarter a year ago, illiquid market conditions adversely affected the fair value of certain non-agency mortgage loans, resulting in writedowns on loans held for sale. On a year-to-date basis, loan sale revenue was $28 million in the first nine months of 2008, compared to $59 million in the comparable period in 2007, with the decrease driven by lower production volumes and higher provisions for expected recourse losses. In 2008, loan origination costs are now expensed as incurred, rather than included in the basis of loans sold, which added $20 million and $85 million to noninterest expense for the third quarter of 2008 and on a year-to-date basis.

Noninterest expense declined compared with the third quarter a year ago as the prior period included a $44 million asset impairment charge, a $25 million litigation settlement and $10 million of severance costs. Restructuring actions taken in the third quarter a year ago have also resulted in a lower headcount. Full-time equivalent employees were 4,045 at September 30, 2008, 4,426 at June 30, 2008, and 6,988 at September 30, 2007. On a year-to-date basis, noninterest expense has decreased due to lower staffing levels, partially offset by lower deferrals of loan origination costs due to the election to carry loans held for sale at fair value in 2008. In 2008, loan origination costs are now expensed as incurred, which added $19 million and $80 million to noninterest expense for the third quarter of 2008 and on a year-to-date basis.
As discussed above, it was not possible to restate operating results prior to 2008 for residential construction and non-agency mortgage loans reclassified to the Exit Portfolio as these activities were not separately identifiable in 2007. The following table presents the Mortgage Banking operating results as if these loans had been included in the operating results of this segment in 2008.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Net interest income	$55	$67	$86	$208	$261
Provision for loan losses	198	350	77	947	94
Noninterest income	(88)	(133)	57	(167)	279
Noninterest expense	201	190	267	608	651
Net (loss)income	$(269)	$(377)	$(125)	$(942)	$(127)

Asset Management: This segment includes both institutional asset management and personal wealth management services.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Net interest income	$27	$31	$34	$91	$104
Provision for loan losses	9	4	7	20	10
Noninterest income	85	94	93	275	282
Noninterest expense	91	89	86	272	252
Net income	$7	$20	$21	$46	$77

Net interest income was lower than prior periods due to lower average deposits and lower loan and deposit spreads. Average core deposits were $2.2 billion in the third quarter of 2008, down from $2.7 billion in the second quarter of 2008, and $2.8 billion in the third quarter of 2007. Average loans outstanding were $4.0 billion in the third quarter of 2008, flat compared to the preceding quarter, and up from $3.8 billion in the third quarter a year earlier.
The provision for loan losses was larger in the third quarter of 2008 and on a year-to-date basis due to higher credit losses. Net charge-offs were $8 million in the third quarter of 2008, up from $4 million in the second quarter of 2008, and $2 million in the third quarter a year ago. On a year-to-date basis, net charge-offs were $17 million on a year-to-date basis in 2008 compared to $2 million in the comparable period in 2007.
Noninterest income decreased compared to the preceding quarter and the third quarter a year ago principally due to lower trust fees. Tax preparation fee income is seasonally higher in the second quarter of the year due to tax return deadlines. Trust fee income was lower than the third quarter a year ago due to a lower value of assets under administration, which reflects the overall market decline in value of equity securities. Assets under administration were $102.4 billion at September 30, 2008, down from $108.6 billion at June 30, 2008, and $116.9 billion at September 30, 2007. Noninterest expense was relatively stable compared to the prior quarter and third quarter a year ago. Noninterest expense for the first nine months of 2008 increased compared to the prior year primarily due to market expansion investments.
Exit Portfolio:  The Exit Portfolio includes the results of run-off consumer loans related to discontinued products, origination channels or businesses, including nonprime mortgage loans, broker-sourced home equity lines and loans, residential construction loans, non-agency mortgage loans, automobile, marine and recreational vehicle loans. The operating results associated with residential construction loans and non-agency mortgage loans, previously reported within Mortgage Banking, were not restated for periods prior to 2008 as these activities were not separately identifiable in earlier periods.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Net interest income	$135	$139	$159	$462	$515
Provision for loan losses	687	1,081	151	2,808	286
Noninterest income	2	(67)	3	(64)	43
Noninterest expense	101	80	57	261	198
Net income	$(405)	$(677)	$(29)	$(1,661)	$46

Net interest income was lower than preceding quarter and third quarter a year ago due to the lower loans outstanding and higher nonperforming loans. Average loans outstanding were $21.2 billion in the third quarter of 2008, down from $22.7 billion in the second quarter, and $22.4 billion in the third quarter a year earlier.
The provision for loan losses declined on a linked-quarter basis which reflects a $478 million supplemental loss reserve established in the second quarter for higher credit losses on residential real estate loans. Net charge-offs grew to $554 million in the third quarter of 2008, up from $531 million in the second quarter of 2008, and $56 million in the third quarter a year ago. Third quarter 2008 net charge-offs included $126 million of writedowns on the marine portfolio in connection with its transfer to held for sale. Absent this transaction, net charge-offs in the third quarter would have been below the preceding quarter. On a year-to-date basis, net charge-offs were $1.5 billion in 2008 versus $165 million in 2007. Management continues to actively manage down and mitigate losses in this portfolio while evaluating a range of strategic alternatives.
Noninterest income was minimal in both the third quarter of 2008 and 2007 as there have been no ongoing loan sales in this business. In the second quarter of 2008, a provision for expected recourse losses on potential repurchases of home equity loans and lines of credit was recorded. Prior to the third quarter of 2007, noninterest income included loans sales associated with the Corporation’s former National Home Equity unit.
Noninterest expense increased compared to the prior periods due to higher foreclosure costs associated with declining property values. Foreclosure costs were $63 million in the third quarter of 2008, $44 million in the second quarter, and $12 million in the third quarter a year ago. On a year-to-date basis, foreclosure costs were $143 million in 2008 and $28 million in 2007. Prior to the third quarter of 2007, noninterest expense included operating costs associated with the former National Home Equity unit.
As discussed above, it was not possible to restate periods prior to 2008 for residential construction and non-agency mortgage loans which were formerly presented within Mortgage Banking. The table below shows the results of the Exit Portfolio for 2008 excluding these loans.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Net interest income	$120	$125	$159	$405	$515
Provision for loan losses	524	783	151	1,977	286
Noninterest income	2	(59)	3	(48)	44
Noninterest expense	98	76	57	249	198
Net income	$(311)	$(493)	$(29)	$(1,162)	$46

Parent and Other: Parent and Other represent the results of investment funding activities, intersegment revenue and expense eliminations and reclassifications, and all other corporate revenues and expenses not allocated to the other segments.

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Net interest expense	$(175)	$(175)	$(145)	$(568)	$(415)
(Benefit)/provision for loan losses	(35)	30	(17)	(52)	(47)
Noninterest income	(49)	59	27	533	49
Noninterest expense	179	33	249	54	495
Net (loss)/income	$(262)	$51	$(208)	$64	$(438)

Net interest expense was flat compared to the preceding quarter. Net interest expense increased on year-over-year basis due to higher on balance-sheet liquidity and higher funding costs. The average balance of securities and short-term investments was $18.3 billion on a year-to-date basis in 2008 compared to $9.7 billion in the prior year. The average balance of borrowed funds increased year-over-year and more recent borrowings have carried a higher interest rate.
The provision for credit losses within Parent and Other largely reflects an elimination of activity booked in other segments on securitized loans. During the second quarter of 2008, the provision reflects a refinement in the allocation of the provision for loan losses between owned and securitized credit card loans. Historically, the provision for loan losses was distributed by outstanding loan balance. In the second quarter of 2008, the provision was redistributed between the owned and securitized portfolios based on actual losses for each portfolio.
Noninterest income includes net security losses of $77 million in the third quarter of 2008 and $9 million in the second quarter of 2008. These losses were driven by other-than-temporary impairment of securities resulting from declining market values of these securities and credit deterioration in the underlying collateral. Derivative gains on equity-linked financial instruments were $37 million higher in the second quarter of 2008. On a year-to-date basis in 2008, noninterest income includes a nonrecurring gain of $532 million on the partial redemption of Visa Class B shares, derivative gains on equity-linked financial instruments of $47 million, partially offset by net security losses of $104 million. In the prior year, net security gains of $26 million were realized on sales of fixed income investments used for balance sheet management.
Noninterest expense includes a charge for Visa indemnification obligations of $87 million in the third quarter of 2008 and $157 million in the third quarter a year ago. As a Visa USA member bank, the Corporation has indemnified Visa for its proportionate share of losses associated with specified litigation exposures. In the first quarter of 2008, Visa funded an escrow account for the litigation settlements. On a year-to-date basis in 2008, the Corporation recognized a release of previously recorded indemnification liabilities of $153 million, of which $240 million occurred in the first quarter when Visa funded a litigation escrow account for the benefit of the member banks. In addition, noninterest expense for the third quarter of 2008 included $28 million of asset impairment charges on land under development associated with a 2007 acquisition.
FINANCIAL CONDITION
This section should also be reviewed in conjunction with the average balance sheets presented on pages 103-106.
Average Earning Assets

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Portfolio loans
Commercial	$31,501	$32,299	$28,616	$31,810	$27,885
Commercial leases	4,178	4,240	4,235	4,246	4,093
Commercial construction	8,545	9,098	8,225	8,912	7,899
Commercial real estate	15,107	14,774	13,548	14,885	13,150
Residential real estate	18,205	19,118	18,582	19,242	17,978
Home equity	25,921	26,444	23,573	26,396	21,594
Credit card and other unsecured lines of credit	3,851	3,627	3,356	3,731	3,159
Other consumer	4,358	4,465	4,304	4,474	5,040

Total portfolio loans	111,666	114,065	104,439	113,696	100,798
Loans held for sale or securitization	2,131	3,075	12,643	3,229	12,346
Securities (at amortized cost)	9,582	8,491	7,835	8,889	7,561
Other	13,454	12,124	3,332	10,568	3,365

Total earning assets	$136,833	$137,755	$128,249	$136,382	$124,070

Average portfolio loans decreased by 2% from the previous quarter due to pay downs and charge-offs in the exit portfolio. Average portfolio loans increased by 7% from the year ago quarter primarily due to strong commercial loan growth, loans acquired in recent acquisitions, and the transfer of $7.1 billion of first mortgages, home equity loans and lines of credit from held for sale to portfolio during the last half of 2007. Average portfolio loans increased by 13% during the first nine months of 2008 over the comparable period a year ago for the same reasons.
The following table summarizes the period-end commercial, commercial leases, commercial construction and commercial real estate portfolios by major industry and exposure to individual borrowers as of September 30, 2008.

	Outstanding	% of	Average Loan Balance	Largest Loan to a Single
(Dollars in Millions)	Balance	Total	Per Obligor	Obligor

Real estate	$19,342	33%	$1.2	$122
Consumer cyclical	9,908	17	1.2	88
Industrial	7,372	12	1.5	107
Consumer noncyclical	6,656	11	.7	44
Basic materials	4,668	8	2.1	90
Financial	4,219	7	2.5	70
Services	2,062	3	.5	63
Energy and utilities	1,230	2	1.6	63
Technology	538	1	2.9	57
Miscellaneous	3,538	6	.4	150

Total	$59,333	100%

Average residential real estate portfolio loan balances by category follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

First lien mortgages	$13,665	$14,096	$11,661	$14,188	$10,607
Nonprime mortgages	4,540	5,022	6,921	5,054	7,371

Total residential real estate	$18,205	$19,118	$18,582	$19,242	$17,978

Average residential real estate portfolio balances declined slightly compared to the prior quarter due to continued run-off of the exit portfolios. The exit portfolios classified in residential real estate loans include nonprime mortgages, residential construction, and nonagency mortgages. Compared to the year ago quarter, residential real estate balances decreased slightly due to the continued run-off of the exit portfolio partially offset by a recent acquisition as well as the transfer of $1.8 billion of nonsalable loans formerly held for sale. Average residential real estate portfolio balances increased during the first nine months of 2008 over the comparable period a year ago for the same reasons. Management expects further declines in residential real estate balances going forward.
Average home equity portfolio loan balances by category follow:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Home equity lines of credit	$17,983	$18,141	$15,609	$18,073	$14,680
Home equity installment	7,938	8,303	7,964	8,323	6,914

Total home equity	$25,921	$26,444	$23,573	$26,396	$21,594

Average home equity portfolio balances declined slightly compared to the prior quarter due to the continued run-off of the exit portfolio of broker-sourced home equity loans and lines of credit. Compared to the year ago quarter, home equity portfolio balances increased due primarily to the transfer during the last half of 2007 of $5.3 billion of nonsalable loans formerly held for sale. These increases were partially offset by the continued run-off of the exit portfolio. Average home equity portfolio balances increased during the first nine months of 2008 over the comparable period a year ago for the same reasons. Management expects further declines in home equity balances going forward.
Average loans held for sale or securitization decreased due to the curtailment of non-agency mortgage loan originations and wholesale channels, and the transfer of nonsalable first mortgages, home equity loans and lines of credit from held for sale to portfolio during the last half of 2007. Late in the third quarter of 2008, the $1.2 billion marine portfolio was transferred to held for sale. This reclassification did not have a significant impact on average balances.
End-of-period available-for-sale securities balances by category follow:

	September 30	June 30	September 30
(In Millions)	2008	2008	2007

U.S. Treasury	$675	$1,055	$1,057
Federal agency	139	154	287
Mortgage-backed securities	7,661	7,644	6,801
Asset-backed securities and corporate debt securities	110	155	214
States and political subdivisions	275	286	429
Other	186	229	206

Total amortized cost	$9,046	$9,523	$8,994

Total fair value	$8,826	$9,404	$8,977

Mortgage-backed securities are collateralized primarily by prime residential mortgage loans.  At September 30, 2008, approximately $122 million of the mortgage-backed portfolio represented securities collateralized by Alt-A first mortgage loans.  Asset-backed securities are primarily collateralized by nonmortgage assets, principally bank and insurance company subordinated debt. The asset-backed portfolio also included $38 million of securities collateralized by home equity loans and lines to nonprime borrowers.
Management values the securities portfolio using observable market prices, when available, or a third-party pricing service or market-maker to determine fair value based on trade activity for the same or similar securities.  At September 30, 2008, the securities portfolio had net unrealized losses of $220 million, comprised of gross unrealized gains of $157 million and gross unrealized losses of $377 million.  Gross unrealized losses increased from $79 million at December 31, 2007 due to declines in the value of mortgage and asset-backed securities. During the first nine months of 2008, the value of these types of securities decreased due to an increase in credit spreads and a lack of liquidity in the capital markets.  Total unrealized losses at September 30, 2008 on mortgage- and asset-backed securities collateralized by Alt-A first mortgage loans and nonprime home equity loans were $36 million and $5 million, respectively.  The remainder of the losses related primarily to investment grade securities secured by prime residential first mortgage loans.
Management evaluates the available-for-sale securities portfolio for possible other-than-temporary impairment on a quarterly basis.  During this review, management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into consideration balance sheet management strategies and its view of the market.  Management assesses the nature of unrealized losses taking into consideration factors such as changes in the risk-free interest rate, general credit spread trends, market supply and demand, creditworthiness of the issuer, credit enhancements, and the quality of the underlying collateral. Other-than-temporary impairment losses of $91 million and $133 million were recognized on certain asset-backed securities and nonprime mortgage-backed securities during the third quarter and first nine months of 2008, respectively. There were no other-than-temporary impairment losses recognized in the third quarter or first nine months of 2007.
Excluding these impaired securities, there have been no recent credit downgrades by either Standard & Poor’s or Moody’s Investors Service of any mortgage or asset-backed securities with a material unrealized loss in the portfolio. For certain securities, management also reviewed the performance of the underlying collateral and considered the securitization structure, but did not find any indication of any security-specific credit concerns.  Management believes the primary reason for the unrealized losses on securities is general credit spread trends caused by market concern over the credit quality of residential mortgages, an imbalance between market supply and demand for these securities, and in some instances, an increase in the risk-free interest rate at September 30, 2008 compared to the risk-free rate at the security’s acquisition date. Management has the intent and ability to hold these securities to recovery.  Therefore, management concluded that none of the remaining unrealized losses on the securities in the available-for-sale portfolio represented an other-than-temporary impairment as of September 30, 2008.
Average Interest Bearing Liabilities and Funding

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
(In Millions)	2008	2008	2007	2008	2007

Noninterest bearing deposits	$15,827	$16,858	$16,690	$16,506	$16,798
Interest bearing core deposits	72,200	72,499	64,794	71,852	61,811

Total core deposits	88,027	89,357	81,484	88,358	78,609
Purchased deposits	10,697	10,195	12,018	10,263	11,869
Short-term borrowings	6,341	6,495	8,769	7,108	8,179
Long-term debt	24,628	26,671	26,306	26,786	24,866

Total purchased funding	41,666	43,361	47,093	44,157	44,914
Stockholders’ equity	17,384	17,455	12,636	16,088	13,082

Total funding	$147,077	$150,173	$141,213	$148,603	$136,605

Total interest bearing liabilities	$113,866	$115,860	$111,887	$116,009	$106,725

Total core deposits, excluding mortgage escrow deposits and HELOC custodial balances	$83,347	$84,325	$77,613	$83,633	$74,832

The percentage of each funding source to total funding follows:

	Three Months Ended			Nine Months Ended
	September 30	June 30	September 30	September 30	September 30
	2008	2008	2007	2008	2007

Noninterest bearing deposits	10.8%	11.2%	11.8%	11.1%	12.3%
Interest bearing core deposits	49.1	48.3	45.9	48.4	45.2

Total core deposits	59.9	59.5	57.7	59.5	57.5
Purchased deposits	7.3	6.8	8.5	6.9	8.7
Short-term borrowings	4.3	4.3	6.2	4.8	6.0
Long-term debt	16.7	17.8	18.7	18.0	18.2

Total purchased funding	28.3	28.9	33.4	29.7	32.9
Stockholders’ equity	11.8	11.6	8.9	10.8	9.6

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Core deposits are a larger percentage of funding compared to a year ago due to recent acquisitions and internal growth which has reduced the need for purchased funds and other borrowings. Interest-bearing deposits in particular have grown from a recent focus on retail certificates of deposit, combined with interest-bearing accounts obtained in a recent acquisition. Stockholders’ equity has increased due to the issuance of $7 billion in equity capital during April 2008.
Capital
The Corporation has consistently maintained regulatory capital ratios at or above the “well-capitalized” standards. As of September 30, 2008, the Corporation had $6.7 billion of regulatory capital in excess of the well-capitalized minimum. Further detail on capital and capital ratios is included in Notes 15 and 16 to the Consolidated Financial Statements. Information on capital ratios and stockholders’ equity is presented in the following table.

(Dollars in Millions, Except Per Share Amounts)	September 30, 2008	December 31, 2007	September 30, 2007

Stockholders’ equity	$15,838	$13,408	$13,843
Equity as a percentage of assets	11.02%	8.95%	8.98%
Book value per common share	$7.71	$21.15	$21.86
Tier 1 capital	11.00%	6.53%	6.78%
Total risk-based capital	14.89	10.27	10.37
Leverage	9.98	6.39	6.96

In April 2008, the Corporation raised an additional $7 billion of equity capital by issuing common stock, contingently convertible preferred stock and warrants to third party investors. At a special meeting of stockholders held on September 15, 2008, stockholders approved the conversion of the preferred stock, the exercise of the warrants, and an increase in the Corporation’s authorized common shares to 5.0 billion. At this date, the Corporation recorded a $4.4 billion one-time non-cash preferred dividend equal to the difference between the market price of the common stock and the conversion price of the preferred when its terms were agreed to. This non-cash preferred dividend reduced retained earnings and net income available to common stockholders, and diluted earnings per common share, but had no impact on net income, total equity, regulatory capital or liquidity. On September 22, 2008, five business days after stockholder approval, the preferred shares automatically converted into approximately 1.3 billion common shares. As of September 30, 2008, the Corporation had 2.036 billion common shares outstanding.
During the third quarter of 2008, there were no share repurchases other than in connection with employee stock compensation as follows:

			Total Number of	Maximum Number of
			Shares Purchased Under	Shares that May Yet Be
	Total Number	Average	Publicly Announced	Purchased Under the
	of Shares	Price Paid	Share Repurchase	Share Repurchase
Period	Purchased(a)	Per Share	Authorizations	Authorizations

July 1 to July 31, 2008	19,770	$4.79	—	37,624,400
August 1 to August 31, 2008	251,380	5.07	—	37,624,400
September 1 to September 30, 2008	6,460	5.13	—	37,624,400

Total	277,610	$5.05	—

(a)	Includes shares acquired under the Corporation’s Long-term Cash and Equity Compensation Plan (the Plan). Under the terms of the Plan, the Corporation accepts common shares from employees when they elect to surrender previously owned shares upon exercise of stock options or awards to cover the exercise price of the stock options or awards or to satisfy tax withholding obligations associated with the stock options or awards.

The Corporation’s Board of Directors has authorized the repurchase of up to 40 million shares of National City common stock subject to an aggregate purchase limit of $1.6 billion. This authorization, which has no expiration date, was incremental to previous authorizations. Repurchased shares are held for reissue in connection with compensation plans and for general corporate purposes. In 2008, the Corporation had no repurchases of common stock. In 2007, the Corporation repurchased 1.0 million and 45.7 million shares in the third quarter and first nine months, respectively. No further share repurchases are planned.
National City declared and paid dividends per common share of $.01 during the third quarter of 2008, as compared to $.01 during the second quarter of 2008 and $.41 during the third quarter of 2007. The decision to pay dividends considers recent trends and current outlook for earnings, liquidity, and capital adequacy, as well as applicable regulatory guidance. The reduction in the common dividend is intended to protect the Corporation’s capital position. Refer to the Liquidity Risk section for further discussion regarding subsidiary bank dividends to the holding company. On October 2, 2008, the Board of Directors declared a dividend of $.01 per common share, payable on November 3, 2008.
At September 30, 2008, the Corporation’s market capitalization was $3.6 billion. National City common stock is traded on the New York Stock Exchange under the symbol “NCC.” Historical stock price information is presented in the following table.

	2008			2007
	Third	Second	First	Fourth	Third
NYSE: NCC	Quarter	Quarter	Quarter	Quarter	Quarter

High	$6.88	$10.80	$18.14	$27.21	$34.30
Low	1.25	4.27	6.56	15.76	24.88
Close	1.75	4.77	9.95	16.46	25.09

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
Due to its current condition, National City is operating under heightened regulatory scrutiny and has been and will be taking steps to improve policies and procedures, particularly with respect to maintaining strong levels of capital, improving risk management, managing levels and concentrations of credit risk, and ensuring sufficient liquidity. National City Bank and National City Corporation entered into Memoranda of Understanding (MOUs) with the Office of the Comptroller of the Currency and the Federal Reserve Bank of Cleveland on May 5 and April 29, 2008, respectively, addressing, among other items, management of capital, liquidity, risk, and asset quality. These matters are a major focus of attention for the Board of Directors and management.
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
The Corporation’s lending activities are subject to varying degrees of credit risk. Credit risk is mitigated through credit policies and underwriting guidelines, collateral protection, portfolio diversification, management of industry and client exposure levels, mortgage insurance and other strategies. A credit risk transfer arrangement has been executed on a pool of nonprime mortgage loans which currently has a remaining unpaid principal balance of about $1 billion. The Corporation purchased lender-paid mortgage insurance on other nonprime mortgage loans and certain home equity loans to mitigate credit losses. In addition, borrower-paid mortgage insurance covers credit losses on certain first lien mortgage loans. Further details on these credit risk transfer strategies is presented on page 88.
Work-out alternatives are pursued for borrowers in default to mitigate foreclosures. To date in 2008, $2.0 billion of mortgage loans have been modified to support borrowers staying current on their obligations. Troubled debt restructurings, where management has granted a concession to a borrower experiencing financial difficulty, were $513 million as of September 30, 2008. There are no commitments to lend additional funds to borrowers with restructured loans.
Portfolio Loans: The Corporation has segregated loans originated within its core businesses from loans that relate to discontinued products or origination channels and exited businesses. The composition of the core and exit portfolios at period end compared to year end and a year earlier is summarized below:

	September 30		December 31		September 30
(In Millions)	2008	%	2007	%	2007	%

Core portfolio:
Commercial loans and leases	$36,182	32.8	$35,352	30.5	$33,837	30.2
Commercial construction and real estate	23,351	21.1	23,934	20.6	23,360	20.9
Residential real estate	9,519	8.6	15,349	13.2	13,882	12.4
Home equity	15,826	14.3	15,754	13.6	15,563	13.9
Credit card and other unsecured lines of credit	3,937	3.6	3,915	3.4	3,476	3.1
Other consumer loans	2,243	2.0	1,850	1.6	1,776	1.6

Total core	91,058	82.4	96,154	82.9	91,894	82.1

Exit portfolio:
Residential real estate
Nonprime	4,378	4.0	6,012	5.2	6,648	5.9
Residential construction	1,657	1.5	—	—	—	—
Other first lien mortgages	2,424	2.2	—	—	—	—
Home equity	9,906	9.0	11,207	9.6	10,673	9.5
Other consumer	1,039	.9	2,649	2.3	2,776	2.5

Total exit	19,404	17.6	19,868	17.1	20,097	17.9

Total portfolio loans	$110,462	100%	$116,022	100%	$111,991	100%

Core Portfolio - Commercial loans and leases are broadly diversified among many borrowers across numerous industry segments and geographic regions. Borrower stress is anticipated in the commercial portfolio through 2009 consistent with local regional economic trends. Some deterioration in internal risk ratings has occurred. This portfolio increased compared to prior periods due to higher commercial borrowing levels and market expansion activities.

Commercial construction and real estate loans include residential development, commercial development, income producing properties, and owner occupied properties. The performance of residential development loans continues to deteriorate, particularly related to properties in Florida. These loans comprise about 16% of this portfolio.
Residential real estate consists of first lien mortgage loans, most of which were originated in 2005 and earlier periods. Credit trends in this portfolio are highly correlated with housing prices and general economic conditions. Over the course of the past year, the Corporation has discontinued the origination of several mortgage products, including residential construction and non-agency mortgage loans. Beginning in 2008, these product types were reclassified to the exit portfolio. Limited new loan production is being added to the core portfolio in 2008. This portfolio includes loans that were repurchased from investors. Approximately 75% of these repurchased loans are covered by government agency guarantees.
Home equity consists of installment loans and lines of credit, primarily originated within the branch network to in-footprint relationship customers. The credit quality of this portfolio has exhibited some modest deterioration due to increased financial pressures on consumers. Given current economic conditions and anticipated higher unemployment rates, this trend is expected to continue. Loans originated in Florida and Chicago markets perform worse than other geographies.
Credit card loans have also shown some deterioration in credit quality due to weaker economic conditions. Outstanding balances have increased from a year earlier due to higher average outstanding balance per account. New account openings have declined compared to a year earlier due to tighter underwriting standards.
Other consumer loans have likewise been affected by weaker economic conditions. The growth in other consumer loans compared to prior periods principally reflects higher student loan outstandings resulting from fewer sales of such loans in 2008.
Exit Portfolio – Most of the loans in the exit portfolio are residential real estate-related. The performance of these loans is worse than similar loans within the core portfolio due to a range of factors, including the origination method, the nature of the borrowers, the purpose of the loan, and declines in housing prices within certain markets.
As of September 30, 2008, residential real estate included $3.4 billion of nonprime first lien mortgages and $1.0 billion of nonprime second lien mortgages. This portfolio represents loans originated in 2005 and earlier periods. Approximately 90% of the second lien mortgages are covered by mortgage insurance.
Residential construction loans to individuals were classified within the core portfolio in 2007. Approximately 40% of this portfolio relates to construction in Florida and California which have higher loss severities than properties in the Midwest footprint. The sharp decline in home prices in these states has deterred many borrowers from either starting or completing construction projects. As of September 30, 2008, 68% of residential construction loans relate to projects completed or nearly complete, 21% of such loans were for projects in process, and 11% of such loans relate to undeveloped land. As of September 30, 2008, remaining undrawn commitments on residential construction loans were approximately $400 million.
Other first lien mortgages primarily represents jumbo and Alt-A mortgage loans that were originated for sale in 2007 but could not be sold due to adverse market conditions. These loans were written down to estimated fair value and transferred to portfolio in late 2007. Approximately 60% of these loans are first lien mortgages. Approximately 26% of the jumbo and Alt-A loans are related to properties in California.
Home equity balances primarily represents broker-originated installment loans and lines of credit. This portfolio consists of both loans originated for portfolio and loans originated for sale which could not be sold. Loans originated for portfolio, representing approximately 42% of this portfolio, have shown stable credit performance. Loans originated for sale, primarily 2007 production, have continued to deteriorate. The outstanding balance of this portfolio has declined compared to prior periods due to efforts to freeze available lines on higher risk loans. Unfunded lines of credit were reduced by more than $600 million during the third quarter and $2.9 billion year-to-date.
Other consumer loans consist of indirect originations of automobile, recreational finance and marine loans. The outstanding balance of this portfolio decreased compared to prior periods as the marine portfolio was transferred to held for sale.
Delinquent Loans: Loans 30-89 days past due were $2.6 billion at September 30, 2008, down about $100 million from both December 31, 2007 and September 30, 2007. Detail of loans 90 days past due but still accruing interest are shown in the following table. The table excludes loans insured by GNMA which totaled $787 million at September 30, 2008, $646 million at December 31, 2007, and $558 million at September 30, 2007. Loans insured by GNMA are deemed fully collectible.

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

Core portfolio:
Commercial loans and leases	$25	$38	$42
Commercial construction and real estate	141	138	123
Residential real estate	301	692	393
Home equity	60	56	36
Credit card and other consumer	55	63	45

Total core	582	987	639

Exit portfolio:
Residential real estate:
Nonprime mortgage	336	808	734
Construction	29	—	—
Other first lien mortgages	154	—	—
Home equity	—	102	44
Other consumer	7	—	—

Total exit	526	910	778

Mortgage loans held for sale and other	13	16	43

Total loans 90 days past due accruing interest	$1,121	$1,913	$1,460

As a percentage of period-end portfolio loans:
Core portfolio	.64%	1.03%	.70%
Exit portfolio	2.71	4.58	3.87
Total loans, including loans held for sale	.99	1.59	1.18

Core Portfolio - Commercial loan delinquencies have been relatively stable compared to prior periods. However, economic conditions have worsened which is expected to result in higher delinquencies in future periods. Commercial construction and real estate delinquencies increased compared to a year ago as residential real estate developers have been adversely affected by the difficult housing markets.
Residential real estate delinquencies decreased compared to prior periods as production of residential construction loans was discontinued in 2008 and the remaining portfolio was reclassified to the exit portfolio. As of December 31, 2007 and September 30, 2007, the core portfolio included $302 million and $163 million, respectively, of delinquent construction loans. Delinquent home equity, credit card and other consumer loans increased modestly compared to the third quarter a year ago as weaker economic conditions have stressed the portfolio.
Exit Portfolio - Delinquent residential real estate and home equity loans decreased compared to prior periods primarily due to certain loans being classified as nonperforming at an earlier date. Beginning in 2008, first lien nonprime mortgage loans, with loan-to-values greater than 90%, residential construction loans and home equity installment loans and lines of credit have been classified as nonperforming at 90 days past due. In the current environment, these loans were deemed to be not well secured due to declining home values. In 2007, such loans would have been reported as delinquent loans until they reached 180 days past due. Pursuant to this new practice, delinquent residential real estate and home equity loans of $442 million and $180 million, respectively, were classified as nonperforming as of September 30, 2008.
Loans Held for Sale - Delinquent mortgage loans declined compared to prior periods due to a lower balance of mortgage loans held for sale as production has been limited to products which are readily salable to Fannie Mae, Freddie Mac, and the Federal Home Loan Banks.
Nonperforming Assets: Nonperforming assets consist of nonperforming loans and other real estate owned (OREO).  At September 30, 2008, the Corporation had commitments to lend an additional $106 million to borrowers whose loans were classified as nonperforming. None of these individual commitments exceed $20 million. Detail of nonperforming assets is shown in the following table.

	September 30	December 31	September 30
(Dollars in Millions)	2008	2007	2007

Core portfolio:
Commercial loans and leases	$296	$155	$152
Commercial construction and real estate	1,128	490	415
Residential real estate	303	302	191
Home equity	13	19	15

Total core	1,740	966	773

	September 30	December 31	September 30
(Dollars in Millions)	2008	2007	2007

Exit portfolio:
Residential real estate
Nonprime	451	119	86
Construction	440	—	—
Other	209	—	—
Home equity	184	5	2

Total exit	1,284	124	88

Total nonperforming loans	3,024	1,090	861
Other real estate owned (OREO):
Nonprime	219	242	179
Secured by GNMA	76	58	58
Other	210	124	87
Mortgage loans held for sale and other	8	9	26

Total nonperforming assets	$3,537	$1,523	$1,211

Nonperforming loans as a percentage of:
Core portfolio	1.91%	1.00%	.84%
Exit portfolio	6.62	.62	.44
Nonperforming assets as a percentage of:
Portfolio loans and other nonperforming assets	3.19	1.31	1.08
Total assets	2.46	1.02	.79

Core Portfolio - Nonperforming commercial loans increased compared to prior periods primarily due to a higher portfolio balance and a small number of new problem loans. Nonperforming commercial construction and real estate loans increased due to deteriorating credit quality of residential real estate developers. Nine of the ten largest nonperforming assets at September 30, 2008 relate to residential land development, single family housing or condominium/townhouse construction.
Growth in nonperforming residential real estate loans in 2008 was offset by a reclassification of residential construction loans to the exit portfolio. As of December 31, 2007 and September 30, 2007, nonperforming residential construction loans of $145 million and $67 million, respectively, were included within the core portfolio. More residential real estate loans within the core portfolio have been classified as nonperforming in 2008 due to weakness in the economy and the housing markets resulting in fewer loans being deemed well secured.
Exit Portfolio - Nonperforming residential real estate and home equity increased compared to prior periods due to deteriorating economic conditions and declining housing values. Residential construction and non-agency mortgage loans originated for sale in 2007 were added to the exit portfolio beginning in 2008. As described above, the Corporation accelerated the classification of certain delinquent loans to nonperforming in 2008. This change in nonperforming classification added $283 million to nonprime mortgage, $159 million to construction loan, and $180 million to home equity lines and loans at September 30, 2008.
Other real estate owned (OREO) represents first lien mortgages where the Corporation has taken possession of the collateral. Nonprime mortgages in foreclosure decreased compared to year end as foreclosure volume has slowed commensurate with the lower outstanding balance of this portfolio. Mortgage loans secured by GNMA classified within OREO are deemed fully collectible, as any loss on foreclosure will be reimbursable from either the FHA or the Department of Veterans Affairs. Other OREO increased in 2008 due to higher foreclosure volume and a longer period of time required to sell properties in the current housing market.
Provision for Loan Losses and Net Charge-Offs: The provision for loan losses is the amount needed to maintain the allowance for loan losses at a level believed adequate to absorb probable incurred losses within the loan portfolio at period end. The following table summarizes the activity in the allowance for loan losses for the three and nine month periods ending September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
(Dollars in Millions)	2008	2007	2008	2007

Balance at beginning of period	$3,434	$1,136	$1,762	$1,131
Provision for loan losses	1,184	368	4,169	635
Charge-offs:
Commercial	48	17	116	43
Commercial leases	14	8	37	46
Commercial construction	85	10	143	20
Commercial real estate	23	7	54	13
Residential real estate	292	58	977	168
Home equity	216	47	577	103

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
(Dollars in Millions)	2008	2007	2008	2007

Credit card and other unsecured lines of credit	57	29	165	92
Other consumer	154	13	197	40

Total charge-offs	889	189	2,266	525

Recoveries:
Commercial	4	6	18	16
Commercial leases	5	3	19	15
Commercial construction	1	—	1	—
Commercial real estate	1	4	3	9
Residential real estate	17	18	49	40
Home equity	6	9	19	28
Credit card and other unsecured lines of credit	4	3	13	12
Other consumer	7	5	22	19

Total recoveries	45	48	144	139

Net charge-offs	844	141	2,122	386
Other (a)	(22)	10	(57)	(7)

Balance at end of period	$3,752	$1,373	$3,752	$1,373

(a)	Other includes the allowance for loan losses associated with acquisitions, portfolio loans transferred to held for sale, and reinsurance claims paid to third parties.
A summary of net charge-offs for the core and exit portfolios follows:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2008	2007	2008	2007

Core portfolio:
Commercial loans and leases	$53	$16	$116	$58
Commercial construction and real estate	106	13	193	24
Residential real estate	38	17	81	27
Home equity	34	10	109	27
Credit card and other unsecured lines of credit	53	26	152	80
Other consumer	6	4	13	8

Total core	290	86	664	224

Exit portfolio:
Residential real estate
Nonprime mortgage	114	23	400	101
Construction	109	—	428	—
Other first lien mortgage	14	—	19	—
Home equity	176	28	449	48
Other consumer	141	4	162	13

Total exit	554	55	1,458	162

Total net-charge-offs	$844	$141	$2,122	$386

Net charge-offs to average portfolio loans (annualized):
Core portfolio	1.27%	.40%	.98%	.36%
Exit portfolio	8.68	1.18	8.48	1.22
Total portfolio	2.67	.54	2.46	.51

Core Portfolio - Commercial loan and lease net charge-offs were higher in 2008, with most of the increase in leases and small business loans. The performance of the commercial portfolio has historically been highly correlated with the economic cycle. In recent periods, charge-offs have been low. Given weakening in the economy, charge-offs will likely increase in future periods. Commercial construction and real estate net charge-offs for 2008 reflect higher loss severities on loans to residential real estate developers, particularly in Florida. The loss severities in the Midwestern footprint remain lower as housing and land prices did not escalate as much as geographies on the east and west coasts. Charge-offs in other commercial real estate products, including income producing and nonresidential properties, remain low.

Residential real estate and home equity net charge-offs increased due to weakness in the housing markets, particularly in Florida. In addition, year-to-date 2008 charge-offs included losses recognized upon system conversion for a recent acquisition. In 2008, residential construction loans were reclassified to the exit portfolio. In 2007, net charge-offs for residential construction loans within the core portfolio were $13 million in the third quarter and $17 million on a year-to-date basis.
Credit card net charge-offs were higher than the third quarter a year earlier due to deteriorating performance of loans associated with acquisitions. The legacy credit card portfolio has shown more stable performance.
Exit Portfolio - Residential real estate net charge-offs increased as a result of continued weakness in the housing markets. Nonprime mortgage loans, particularly in certain areas of California, continue to experience higher loss severities. Construction loans have also been adversely affected by the weak housing market and economic conditions. Many of these borrowers have lost significant equity in their current homes which has affected their ability to move into their newly constructed homes. As discussed above, residential construction loans were classified within the core portfolio in the prior year.
Home equity net charge-offs increased as a result of deterioration in the creditworthiness of the borrowers. Changes in insurance coverage in 2008 for these loans also prompted changes in loss estimation and charge-off practices. Full balance charge-offs are now recognized on nonprime home equity loans at 180 days past due even if the loan is covered by third party mortgage insurance. Any insurance proceeds after charge-off of the loan are treated as recoveries upon receipt. These changes accounted for $45 million of additional charge-offs in 2008.
Other consumer loans net charge-offs include $126 million of writedowns recorded on marine loans transferred to held for sale during the third quarter of 2008.
Allocation of the Allowance for Loan Losses: To provide for the risk of loss inherent in extending credit, the Corporation maintains an allowance for loan losses and an allowance for losses on lending-related commitments. The determination of the allowance for loan losses is based upon the size and risk characteristics of the loan portfolio and includes an assessment of individual impaired loans, historical loss experience on pools of homogeneous loans, specific environmental factors, and factors to account for estimated imprecision in forecasting losses. The allowance for losses on lending-related commitments is computed using a methodology similar to that used to determine the allowance for loan losses, modified to take into account the probability of drawdown on the commitment. See the Critical Accounting Policies and Estimates section of this Financial Review for further details on the determination of the allowance for loan losses.
The allowance for loan losses at September 30, 2008 grew to $3.8 billion, up $2.0 billion compared to year end, and $2.4 billion compared to a year ago. An allocation of the allowance for loan losses for loans within the core and exit portfolios is shown below.

	September 30,	December 31,	September 30,
(In Millions)	2008	2007	2007

Core portfolio:
Commercial loans and leases	$566	$461	$457
Commercial construction and commercial real estate	562	263	239
Residential real estate	96	214	123
Home equity lines and loans	162	77	74
Credit card and other consumer	329	171	170

Total core	1,715	1,186	1,063

Exit portfolio:
Residential real estate
Nonprime mortgage	583	266	159
Construction	287	—	—
Other first lien mortgages	254	—	—
Home equity
Home equity lines of credit	448	188	86
Home equity installment	442	98	39
Other consumer loans	23	24	26

Total exit	2,037	576	310

Total allowance for loan losses	$3,752	$1,762	$1,373

Allowance for lending-related commitments	71	65	54

Allowance as a percentage of:
Core portfolio	1.88%	1.23%	1.16%
Exit portfolio	10.50	2.90	1.54
Total portfolio loans	3.40	1.52	1.23
Total nonperforming loans	124.1	161.6	159.4
Annualized net charge-offs	111.8	161.2	245.4

Core Portfolio - The allowance allocated to commercial loans and leases increased compared to year end due to a relatively small number of new problem loans. The credit quality of the commercial portfolio has been relatively stable as these borrowers are generally located within the banking footprint and represent a range of diverse industries. The allowance allocated to the commercial construction and real estate portfolios increased compared to year end primarily due to higher expected losses on loans secured by residential real estate. Current economic conditions have adversely affected developers of residential real estate, particularly in Florida and Michigan.
The allowance allocated to residential real estate loans decreased compared to prior periods as residential construction loans were reclassified to the exit portfolio in 2008. The allowance associated with residential construction loans was $161 million as of December 31, 2007 and $58 million as of September 30, 2007. The allowance allocated to home equity loans and credit card loans increased in comparison to prior periods due to weaker economic conditions and the impact of inflationary pressures on consumers. During the third quarter, a supplemental reserve of $31 million was established for credit card loans as historical loss trends are not considered fully reflective of losses currently inherent in the portfolio.
Exit Portfolio - The allowance allocated to residential real estate and home equity loans increased in 2008 due to declining housing markets and worsening economic factors which have increased the risk of loss. During 2008, a supplemental reserve of $478 million was established for higher loss severities on exited mortgage and home equity loans associated with declining housing values. As of September 30, 2008, $384 million of this supplemental reserve remained. In addition, residential construction loans were reclassified to the exit portfolio in 2008. As of September 30, 2008, the allowance for loan losses associated with residential construction and completed construction mortgage loans was $476 million.
Credit Risk Transfer Strategies: A summary of the credit risk transfer strategies utilized to mitigate credit losses on portfolio loans follows:

	September 30	December 31	September 30
(In Millions)	2008	2007	2007

Subject to credit risk transfer agreement:
First lien nonprime mortgage loans	$1,038	$1,402	$1,556
Subject to lender paid mortgage insurance:
First lien nonprime mortgage loans	1,006	1,374	1,532
Second lien nonprime mortgage loans	895	1,462	1,647
Second lien mortgage loans	836	934	781
Subject to borrower paid mortgage insurance:
First lien mortgage loans	1,080	715	447

Total	$4,855	$5,887	$5,963

A credit risk transfer agreement was executed on certain nonprime mortgage loans to provide protection against unexpected catastrophic credit losses. The Corporation bears the risk of credit losses on this pool up to the first loss position, estimated at 3.5% of the initial pool balance. The counterparty to this arrangement would bear the risk of additional credit losses up to $263 million, subject to adjustment as the portfolio pays down. As of September 30, 2008, credit losses on this portfolio have not and are not expected to exceed the first loss position. Estimated probable credit losses are included in the determination of the allowance for loan losses. Accordingly, this arrangement has not had any impact on the provision for loan losses or allowance for loan losses.
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

An insurance claim is triggered when a borrower fails to pay when due a scheduled payment of principal or interest, or to pay all amounts due upon acceleration of the loan after breach by the borrower of a due-on-sale provision in the loan, or to pay when due any scheduled periodic payment or any amount due on any superior first lien debt. Notice of borrower default is generally required between 30 to 60 days after the default date. For first lien mortgages, claims are generally filed after title has been taken over and the property has been sold. The realizability of these insurance claims is monitored on an individual claim basis. For second lien mortgages, claims can be filed as early as 120 days delinquent or as late as 180 days delinquent. Insurance proceeds are typically received between 30 to 210 days after a claim is filed, depending on the carrier, type of loan, and file reviews. Insurance claims in the process of collection are considered another source of future cash flows when evaluating the loan for potential impairment, except that second lien mortgage loans are charged-off at 180 days delinquent regardless of insurance coverage.
The insurance coverage is provided by a diverse group of insurance carriers. All of these insurers have experienced credit downgrades; however there has been no observed change to date in insurer payment practices or other adverse consequences following these events. One insurer has been denying a meaningful number of claims for alleged policy violations which management has disputed. A provision for loan losses related to second lien mortgage loans is recognized for the portion of insurance claims which are expected to be rescinded or denied. The rescission rate varies by insurance carrier as well as channel of loan origination. As of September 30, 2008, the rescission rate utilized to determine the allowance for loan losses on insured second lien loans ranged from 3% to 58%. As of September 30, 2008, the allowance for loan losses would have been $159 million larger without lender and borrower paid mortgage insurance. Outstanding lender and borrower paid mortgage insurance claims as of September 30, 2008 were $64 million.
The allowance for loan losses is established based on estimated losses inherent in the loan portfolio after considering probable insurance recoveries to be received under these mortgage insurance policies. Absent this insurance, the provision for loan losses for 2008 would increase by $46 million in the third quarter and $243 million on a year-to-date basis. Similarly, without this insurance, the provision for loan losses in 2007 would increase by $63 million in the third quarter and $131 million on a year-to-date basis. Likewise, net charge-offs in 2008 would increase by $73 million in the third quarter and $226 on a year-to-date basis. In the prior year, net charge-offs would have been higher by $53 million in the third quarter and $110 million on a year-to-date basis.
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
The most recent market value model estimated the current DOE at +0.1, below the long-term target of +1.5%. DOE would rise to +0.5% given a parallel shift of the yield curve up 150 basis points and would be within the maximum constraint of +4.0%. DOE would decline to -0.7% given a parallel shift of the yield curve down 150 basis points within the minimum constraint of -1.0%.
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
The most recent earnings simulation model projects that net income would be 5.8% higher than base net income if rates were two standard deviations (SD) higher than the implied forward curve over the next 12 months. The model also projects a decrease in net income of -2.0% if rates were two SD below the implied forward curve over the same period. Both of the earnings simulation projections of net income were within the ALCO guideline of -4.0%.
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
In April 2008, the Corporation raised an additional $7 billion of equity capital by issuing common stock and preferred stock to third party investors. The proceeds were initially placed in short-term liquid investments, and $5.5 billion was subsequently invested into National City Bank as a capital contribution. The main sources of funding for the holding company generally include dividends and other distributions from its subsidiaries, the commercial paper market, and access to the capital markets. Cash returns of capital paid to the holding company by bank and nonbank subsidiaries during the first nine months of 2008 totaled $4 million and $5 million, respectively. Under a stress scenario in which the holding company would not have access to external sources of funding or dividends from its banking subsidiary, the holding company has sufficient liquidity to meet all its contractual obligations and operating expenses through January 2011.
Funds raised in the commercial paper market through the Corporation’s subsidiary, National City Credit Corporation, support the overall liquidity of the Corporation. Commercial paper borrowings of $162 million, $1.2 billion, and $1.1 billion were outstanding at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. Commercial paper borrowings have decreased as the Corporation has made greater use of long-term funding sources in 2008 to better match the duration of its funding needs.
The main sources of funding for National City Bank are operating cash flows from banking activities, deposits gathered through the branch system, and purchased funds. Proceeds from issuance of bank debt were $3.5 billion for the first nine months of 2008 and $6.7 billion for the first nine months of 2007, respectively. As discussed in Note 15 to the Consolidated Financial Statements, National City Bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or otherwise transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available to the holding company. In 2008, National City Bank may pay dividends up to and equal to its net income for 2008, as defined by regulation, through the date of any such dividend declaration, without prior regulatory approval. As of September 30, 2008, National City Bank had a year-to-date net loss of $4.0 billion. Therefore, no dividends could be paid to the parent company without prior regulatory approval. The Corporation’s nonbank subsidiaries did not declare or pay any cash dividends during the first nine months of 2008.
Core deposits continue to be the most significant source of National City Bank’s funding. At September 30, 2008, December 31, 2007, and September 30, 2007, core deposits comprised 61%, 60% and 58% of total funding, respectively. Core deposit flows in 2008, in particular the third quarter, have been affected by highly publicized systemic stress events as well as negative publicity around National City. These events triggered deposit outflows and other counterparty actions which affected liquidity. The losses tended to be concentrated among a relatively small number of higher-balance accounts. The recently announced enhancements to FDIC coverage helped to stabilize deposit trends in October. Federal Home Loan Bank advances also increased as a source of funds during the first nine of 2008. At September 30, 2008, National City Bank’s collateral based maximum remaining borrowing capacity was $22.3 billion with the Federal Reserve Bank. There was no remaining borrowing capacity with the Federal Home Loan Bank as of September 30, 2008. Refer to the Financial Condition section for further discussion on funding sources.
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
Cash contributed by the holding company to its bank and non-bank subsidiaries in the first nine months of 2008 was $5.7 billion and $1 million, respectively. Net cash invested in federal funds sold, security resale agreements, and other investments was $2.8 billion for the first nine months of 2008 versus net cash provided by reductions of federal funds sold, security resale agreements and other investments of $5.9 billion for the first nine months of 2007. Cash used to repay debt was $9.6 billion during the first nine months of 2008 and $7.7 billion during the first nine months of 2007, respectively. Cash paid for interest on deposits and purchased funding was $2.8 billion during the first nine months of 2008 and $3.5 billion during the first nine months of 2007, respectively.
The Corporation has several shelf registration statements filed with the Securities and Exchange Commission for potential future issuances of additional funding. In April 2007, the Corporation’s Board authorized the holding company to issue up to $1.5 billion in senior debt securities or subordinated debt securities in future periods. A new shelf registration will be filed with the Securities and Exchange Commission at such time as these securities are issued. In November 2007, the Corporation filed a shelf registration with the Securities and Exchange Commission to allow for the sale over time of an unlimited amount of junior subordinated debt to six subsidiary trusts, along with an equal amount of capital securities of the trusts in the capital markets. There were no issuances under either of these registration statements during the first nine months of 2008.
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

The cost and availability of short- and long-term funding is influenced by debt ratings. A decrease, or potential decrease, in credit ratings could further limit access to the capital markets and/or increase the cost of debt, and thereby adversely affect liquidity and financial condition.
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
In September 2008, Standard & Poor’s downgraded the Corporation’s commercial paper, senior debt and subordinated debt citing concerns around the ongoing deterioration in the mortgage and housing sectors, which both represent sizable areas of concentration for the Corporation. Standard & Poor’s maintained a negative outlook. In September 2008, Moody’s placed the ratings of the Corporation on review for possible downgrade. The review focuses on National City’s exposure to significant real estate related credit costs relative to earnings from the core banking franchise, making the timing of its return to profitability uncertain. In October 2008, Fitch Ratings downgraded the Corporation’s senior debt, subordinated debt, and commercial paper, citing asset quality issues in the Corporation’s mortgage and home equity portfolios. On October 24, 2008, in connection with the proposed acquisition of National City by PNC, Moody’s placed National City’s ratings on review for upgrade.
The Corporation has an 8% equity interest in Visa Inc. Class B stock. On March 19, 2008, Visa completed an initial public offering (IPO) of its Class A common stock. Visa utilized a portion of its IPO proceeds to redeem approximately 39% of the Class B common shares held by Visa USA members. On March 28, 2008, the Corporation received cash proceeds, and recognized a gain, of $532 million upon the redemption of 12.4 million of its shares. The Corporation continues to own 19.7 million of Visa Class B common shares which are currently carried at zero value. These shares are restricted from sale or transfer, except in certain limited situations, until the later of three years from Visa’s IPO date or the settlement of the remaining Visa USA covered litigation. At the termination of this restricted period, Visa’s Class B shares will convert into Class A shares. The current conversion rate is .71429 shares of Class A for each share of Class B, subject to adjustment based on the ultimate settlement value of the Visa USA litigation.
Shortly after the completion of the IPO, Visa contributed $3 billion of the proceeds to an escrow account to fund future settlements of certain Visa USA litigation. If such escrow funds are insufficient to satisfy all covered litigation, Visa may call upon its former member banks to fund their proportionate share of any settlement. Currently, Visa expects to issue additional equity shares to fund the escrow and to adjust the Class B conversion rate. Accordingly, the Corporation does not expect to be called upon to contribute funds to Visa’s litigation settlements.
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
Contractual Obligations: The following table presents significant fixed and determinable contractual obligations by payment date as of September 30, 2008. The payment amounts represent those amounts contractually due to the recipient and do not include unamortized premiums or discounts, hedge basis adjustments, fair value adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the Consolidated Financial Statements.

		Payments Due In
		One	One to	Three to	Over
	Note	Year	Three	Five	Five
(In Millions)	Reference	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)		$51,324	$—	$—	$—	$51,324
Consumer and brokered certificates of deposits(b)		22,716	13,845	9,886	4,083	50,530
Federal funds borrowed and security repurchase agreements(b)		3,249	—	—	—	3,249
Borrowed funds(b)	12	1,670	—	—	—	1,670
Long-term debt(b)	13,14	6,969	8,188	5,507	11,162	31,826
Operating leases		146	235	189	561	1,131
Purchase obligations		232	292	107	2	633

(a)	Excludes interest.

(b)	Includes interest on both fixed- and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at September 30, 2008. The contractual amounts to be paid on variable-rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
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
As of September 30, 2008, the liability for uncertain tax positions, excluding associated interest and penalties, was $216 million pursuant to FASB Interpretation No. 48. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from the contractual obligations table.
The Corporation also enters into derivative contracts under which it either receives cash from or pays cash to counterparties depending on changes in interest rates. Derivative contracts are carried at fair value on the consolidated balance sheet, with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The fair values of the contracts change as market interest rates change. Certain contracts, such as interest-rate futures, are cash settled daily, while others, such as interest-rate swaps, involve monthly cash settlement. Because the derivative liabilities recorded on the balance sheet at September 30, 2008 do not represent the amounts that may ultimately be paid under these contracts, these liabilities are not included in the table of contractual obligations presented above. Further discussion of derivative instruments is included in Notes 1 and 22 to the consolidated financial statements.
Commitments: The following table details the amounts and expected maturities of significant commitments as of September 30, 2008. Further discussion of these commitments is included in Note 19 to the Consolidated Financial Statements.

	One	One to	Three to	Over
	Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Revolving home equity lines	$13,188	$8	$—	$—	$13,196
Credit card lines	17,920	—	—	—	17,920
Commercial	8,723	8,428	5,316	165	22,632
Residential real estate	3,082	—	—	—	3,082

	One	One to	Three to	Over
	Year	Three	Five	Five
(In Millions)	or Less	Years	Years	Years	Total

Other	685	—	—	—	685
Standby letters of credit	2,634	1,766	1,132	49	5,581
Commercial letters of credit	326	74	77	—	477
Net commitments to purchase mortgage loans and mortgage-backed securities	2,653	—	—	—	2,653
Net commitments to sell commercial real estate loans	192	67	—	—	259
Commitments to fund civic and community investments	342	132	60	7	541
Commitments to fund principal investments	42	58	102	140	342
Commitments to purchase beneficial interests in securitized automobile loans	147	—	—	—	147

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
The commitments to fund principal investments primarily relate to indirect investments in various private equity funds managed by third-party general and limited partners. These estimated commitments were based primarily on the expiration of each fund’s investment period at September 30, 2008. The timing of these payments could change due to extensions in the investment periods of the funds or by the rate at which the commitments are invested, as determined by the general or limited partners of the funds.
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
National City Bank, a subsidiary of the Corporation, along with other financial institutions, has agreed to provide backup liquidity to a third-party commercial paper conduit. The conduit holds various third-party assets including beneficial interests in the cash flows of trade receivables, credit cards and other financial assets, as well as automobile loans securitized by the Corporation. The conduit has no interests in subprime mortgage loans. The Corporation has retained interests in the securitized automobile loans in the form of Class B notes and an interest-only strip. As of September 30, 2008, the fair value of these retained interests was $23 million. The conduit relies upon commercial paper for its funding. In the event of a disruption in the commercial paper markets, the conduit could experience a liquidity event. At such time, the conduit may require National City Bank to purchase a 49% interest in a note representing a beneficial interest in the Corporation’s securitized automobile loans. Another financial institution, affiliated with the conduit, has committed to purchase the remaining 51% interest in this same note. Upon the conduit’s request, National City Bank would pay cash equal to the par value of the notes, less the corresponding portion of all defaulted loans, plus accrued interest. In return, National City Bank would be entitled to undivided interest in the cash flows of the collateral underlying the note. The Corporation receives an annual commitment fee of 7 basis points for providing this backup liquidity. To date, the conduit has not experienced any difficulty in accessing the commercial paper markets. The Corporation’s commitment declines commensurate with the unpaid principal balance of the automobile loans securitized by the Corporation. As of September 30, 2008, the Corporation’s maximum commitment was $147 million. This commitment expires in December 2008 but may be renewed annually for an additional 12 months by mutual agreement of the parties.
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
Securitization transactions are monitored regularly. The securitization structures are reviewed primarily to ensure the trust in the structure continues to be a qualified special-purpose entity, the securitization transaction itself continues to be accounted for as a sale, and the economics of the structure performs in accordance with securitization governing documents. Amendments to the securitization governing documents, changes in bankruptcy or sale laws or changes in authoritative accounting literature could result in the securitization trust not qualifying as a special-purpose entity or the securitization transaction to not qualify for sale accounting. Any such change could result in the consolidation of the assets and liabilities of the securitization trust on the Corporation’s balance sheet. Additionally, the economics of a securitization structure could change the timing of when the Corporation repurchases loans from the securitization trust through its exercise of a contractual clean-up call. In October 2008, the Corporation exercised an early clean-up call on its Series 2004-A securitization of automobile loans.
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
An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans and leases exceeding policy thresholds are regularly reviewed to identify impairment. A loan or lease is impaired when, based on current information and events, it is probable that the Corporation will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loans impairment has occurred. Impaired loans were $907 million at September 30, 2008, $334 million at both December 31, 2007 and September 30, 2007.  The allowance for impaired loans was $129 million at September 30, 2008, $49 million at December 31, 2007 and $55 million at September 30, 2007.  Compared to year end and a year ago, this element of the allowance increased primarily due to impairment identified on more commercial, commercial real estate and residential construction loans. Weaker economic conditions and continued declines in the housing markets have resulted in a greater number of impaired loans, particularly companies tied to construction of residential real estate.

Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include all other loans and leases not individually evaluated for impairment as discussed above. For commercial loans, a loss migration analysis is performed which averages historic loss ratios. For consumer loans, average historical losses are utilized to estimate losses currently inherent in the portfolio. Consumer loans are pooled by probability of default within product segments. The probability of default is based on the historical performance of customer attributes, such as credit score, loan-to-value, origination date, collateral type, worst delinquency, and other relevant factors. The allowance for pools of homogeneous loans was $2.7 billion at September 30, 2008, $1.3 billion at December 31, 2007 and $875 million at September 30, 2007. This element of the allowance increased compared to year end and a year ago primarily due to a higher expected probability of default rate assigned to the Exit Portfolio of liquidating residential construction, nonprime mortgage, and home equity portfolios arising from adverse trends observed in nonperforming assets, charge-offs and foreclosures.
An allowance is also recognized for imprecision inherent in loan loss migration models and other estimates of loss. Imprecision occurs because historic loss patterns may not be representative of losses inherent in the current portfolio. Reasons for imprecision include expansion of the Corporation’s footprint, changes in economic conditions, and difficulty identifying triggering events, among other factors. Imprecision is estimated by comparing actual losses incurred to previously forecasted losses over several time periods. The volatility of this imprecision, as expressed in terms of the standard deviation of the difference between the actual and forecasted losses, is used to calculate an imprecision percentage that represents the probable forecast error. The imprecision percentage is applied to the current portfolio balance to determine the required allowance. The allowance established for imprecision was $625 million at September 30, 2008, $505 million at December 31, 2007 and $472 million at September 30, 2007. This element of the allowance increased compared to year end and a year ago due to larger variances between actual and forecasted losses, as well as changes in the portfolio mix.
Finally, the allowance considers specific environmental factors which pose additional risk that may not have been adequately captured in the methods described above. For each environmental risk, a range of expected losses is calculated based on observable data. Management applies judgment to determine the most likely amount of loss within the range. When an allowance is established for environmental risks, conditions for its release are also established. The allowance for environmental risks was $415 million as of September 30, 2008, $15 million at December 31, 2007, and $25 million at September 30, 2007.
As of September 30, 2008, approximately $384 million of the environmental reserve related to the risk of higher expected future losses on mortgage and home equity loans. Recent economic factors have increased the inherent risk of loss in this portfolio. These economic factors include declines in home sales activity, downward pressures on real estate prices, increased foreclosures, and liquidity issues in the mortgage and capital markets. For broker-sourced home equity and construction loans, this component of the reserve was calculated as one standard deviation of observed losses over the internal forecast for the last three quarters. As the level of volatility in the market subsides, this component of the reserve will be reduced as the standard deviation becomes smaller. For nonprime mortgage loans, an incremental reserve was established for higher losses upon default and a higher probability of default. Observed depreciation in property values over the previous seven months were utilized to establish a trend line of expected losses given default. Both internal economic forecasts and third party forecasts of consumer bankruptcy trends were utilized to estimate the probability of default in stressed economic conditions. Approximately $94 million of this reserve was relieved in the third quarter of 2008 as higher loss estimates have begun to be incorporated into the Corporation’s loss migration model.
As of September 30, 2008, approximately $31 million of the environmental reserve related to the risk of higher expected future losses on credit card loans. Recent economic factors have heightened the inherent risk of loss in this portfolio. These factors include inflationary pressures and rising unemployment. The amount of the environmental reserve was determined by obtaining national credit card loss data from the Federal Reserve which revealed historic patterns in loss experience. This data was utilized to construct loss curves which were fitted to the Corporation’s specific loss data to develop an estimate of expected losses. This process indicated that credit card losses would be higher than those calculated by Corporation’s loss migration model. In future periods, this supplemental reserve will be relieved as actual loss experience utilized in the loss migration model begins to incorporate these higher loss rates.
Prior to 2008, the environmental reserve related to the risk of higher losses on broker-sourced home equity loans and lines of credit in the Exit Portfolio. These loans, which had been originated to capital market standards, have experienced higher loss rates than similar loans originated for portfolio. This supplemental reserve was relieved in late 2007 and early 2008 as actual losses were incorporated into the Corporation’s loss migration model.
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
The allowance for loan losses and the allowance for losses on lending-related commitments are assigned to segments based on the nature of the underlying loan portfolio. As of September 30, 2008, the Exit Portfolio and Corporate Banking had been assigned 53% and 30%, respectively, of the allowance for loan losses. These segments would be the units most likely to be affected by future changes in loss estimates.
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
In accordance with SFAS 157, it is the Corporation’s policy to maximize the use of observable inputs and to minimize the use of unobservable inputs when developing fair value measurements. When available, quoted market prices for identical or similar financial instruments are used to measure fair value. If market prices are not available, fair value measurements are based upon models that use primarily observable market-based or independently sourced market data, including interest rate yield curves, option volatility, currency rates and prepayment speeds. A substantial portion of the Corporation’s financial instruments are measured using observable prices to determine fair value and are therefore classified as either Level 1 or Level 2. However, in certain cases, when market observable prices and inputs are not readily available, judgments must be made about assumptions market participants would use in estimating the fair value of the financial instrument.
The degree of judgment involved in determining the fair value of a financial instrument depends on the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity.  Markets with a reduced transaction volume are still considered active if transactions are occurring frequently enough on an ongoing basis to obtain reliable pricing information. When observable market data is not available, judgment is necessary to estimate fair value based on assumptions that market participants would use in pricing the financial instrument.  At September 30, 2008, approximately 2% of total assets, or $3.4 billion, were measured using model-based methods, or Level 3 measurements.  Changes in the market conditions can occur between periods resulting in transfers of financial instruments from Level 1 or Level 2 to Level 3.
Carrying financial assets and liabilities at fair value inherently results in more financial statement volatility as compared to carrying such assets and liabilities at historical or amortized cost. At September 30, 2008, 12% of total assets, or $17 billion, consisted of financial instruments recorded at fair value on a recurring basis. Approximately 80% of these financial instruments are classified as Level 1 or Level 2 measurements. The measurement of these financial instruments therefore is less subject to judgment than those classified as Level 3 as they are based upon quoted market prices or observable market-driven or market-based information. A summary of the significant judgments made in classifying a particular financial instrument within the fair value hierarchy follows.

Available for Sale Securities – Fair values for available-for-sale securities are estimated by obtaining price quotes from third-party pricing services, brokers or market makers. These price quotes represent market information for actual transactions, which may be adjusted for issuer specific credit risk or other factors. These third party price quotes are non-binding indications of fair value. The Corporation has one third party source of market price for each security. On a quarterly basis, management selects a sample of securities and requests the pricing service who supplied the quote to explain the source of their pricing. On an annual basis, management validates the reasonableness of the quote received from its primary pricing service by obtaining a price quote from another source.
The vast majority of available for sale securities are classified as either Level 1 or 2 measurements as their fair value reflects observable market prices in active markets for the same or similar securities. As of September 30, 2008, approximately $126 million of securities available for sale were classified as Level 3 measurements, as significant adjustments were made to observable market prices or the market was inactive at the measurement date. Management defines an inactive market as one without observable prices or bids at or near the measurement date. Approximately, $110 million of available for sale securities were transferred into Level 3 during the third quarter. On a year-to-date basis, transfers to held for sale were $128 million.
Net unrealized and realized gains/(losses) recognized in earnings, primarily associated with other-than-temporary impairment, were $(91) million in the third quarter and $(133) million for the first nine months of 2008. See further discussion of the conditions giving rise to other-than-temporary impairment within Financial Condition.
Trading Securities – As of September 30, 2008, the Corporation held $23 million of auction rate securities. These securities were purchased from certain brokerage customers to provide them with liquidity for these instruments. A third party pricing service submitted pricing at par for these securities which management deemed was unreliable due to the absence of observable market prices. The estimated fair value of these securities was determined using a discounted cash flow model. Accordingly, these instruments are classified as Level 3 fair value measurements. Credit risk adjustments were incorporated into the valuation based upon the issuer’s current credit rating and payment performance, considering available credit enhancements including third party insurance and overcollateralization. A discount for illiquidity in the financial markets was estimated by comparing the contractual rate on each security to the benchmark rate for a fixed rate security with a similar remaining term and similar collateral. Net unrealized losses on these securities were approximately $1 million for the third quarter 2008 and the first nine months of 2008. At June 30, 2008, the Corporation had less than $3 million of these securities.
Loans Held for Sale - In 2008, the Corporation elected fair value as the measurement method for commercial real estate and residential real estate loans which are classified as held for sale. Substantially all commercial and residential real estate loans held for sale at September 30, 2008 are classified as Level 2 measurements. The fair value of these loans is based on quoted market prices for similar loans, realized prices from recently completed trades, as well as purchase commitments and auction bids from market participants. Credit risk of the borrower is incorporated within these observable prices. Observable prices are adjusted, when necessary, to consider the fair value of servicing embedded in the loan and specific characteristics of the specific asset. These adjustments are considered unobservable inputs but are not significant to the overall fair value of the loan.
At September 30, 2008, $85 million of commercial real estate loans held for sale were classified as Level 3 measurements because market data was not observable for these types of loans. The fair value of these loans was estimated using a discounted cash flow model. Credit risk was estimated using credit spreads of comparable debt instruments of borrowers that market participants would use in pricing these assets. Net realized and unrealized gains/(losses) on loans held for sale were less than $1 million for the third quarter 2008 and $(135) million for the first nine months of 2008. There were no significant changes in the fair value hierarchy assigned to these loans in 2008.
During the third quarter of 2008, the Corporation transferred $1.2 billion of marine loans to held for sale. These loans were reported within the Exit Portfolio in prior periods as the Corporation ceased the origination of such loans in 2005. Management changed its intent to hold these loans due to a desire to supplement liquidity and reduce the size of the balance sheet in the face of unstable financial markets. There is no active market with observable prices for these types of loans. Upon transfer to held for sale, a fair value writedown of $126 million, reported as net charge-offs in the financial statements, was recognized on this portfolio. The fair value of this portfolio was estimated by reference to a nonbinding price quote from a potential buyer.
Mortgage Servicing Rights (MSRs) - Management has elected to measure all its MSRs at fair value. All MSRs are classified as Level 3 measurements as these assets do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be available. As a result, MSRs are established and valued using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and numerous other factors. Management regularly updates its model inputs to reflect current market conditions. In addition, the reasonableness of the model outputs is validated each quarter by obtaining third-party broker estimates of the fair value of the MSR portfolio. Net realized and unrealized gains/(losses) recognized on MSRs were $(320) million during the third quarter and $(240) million on a year-to-date basis. MSR fair value gains/(losses) result from market-driven changes in mortgage interest rates and changes in other inputs and assumptions as described further below.
Derivatives - Substantially all derivative assets and liabilities are classified as Level 2 measurements. Fair value of derivative instruments is based on observable market prices, when available. In the absence of observable market prices, management uses discounted cash flow models to estimate the fair value of derivatives incorporating primarily observable inputs such as interest rates, option volatilities and currency rates. The interest rates used in these cash flow models are based on forward yield curves observable in the current cash and derivatives markets, consistent with how derivatives are valued by market participants.

Credit risk of the counterparties to derivative contracts is also considered in the valuation of these instruments. For contracts with derivative dealers, credit risk is mitigated through the use of master netting agreements and the posting of collateral for substantially all open positions. Credit risk adjustments are determined based on the current exposure after taking into consideration any collateral held or posted. These credit risk adjustments are determined using probability of default assumptions provided by Moody’s KMV Credit Monitor and loss given default assumptions based on credit default swap assumed recovery rates.  For contracts with commercial banking customers, most of which are not public companies, credit risk is determined based upon probability of default and loss given default as estimated by our internal credit management function. The change in fair value due to counterparty credit risk was less than $2 million on a year-to-date basis.
Fair values derived from the discounted cash flow models are validated by comparison to dealer values on a monthly basis. A third party valuation is also performed on an annual basis. The formulas and logic within the discounted cash flow model are also periodically validated by a third party. Realized and unrealized gains/(losses) recognized in earnings on derivatives were $209 million during the third quarter and $(4) million for the first nine months of 2008.
Principal Investments - All principal investments are classified as Level 3 measurements. The valuation of principal investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of the investments. The valuation of principal investment may include consideration of the investees’ business model, current and projected financial performance, liquidity, management team and overall economic and market conditions including changes in market outlook, the third-party financing environment and potential exit prices. Because these considerations may involve the evaluation of subjective evidence and expected outcomes of future events, they may or may not be reflective of results actually achieved. Realized and unrealized gains/(losses) recognized on principal investments were $4 million during the third quarter and $17 million for the first nine months of 2008.
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
The fair value of MSRs and significant inputs to the valuation model are shown below.

	September 30	December 31	September 30
(Dollars in Millions)	2008	2007	2007

Fair value	$2,296	$2,526	$2,503

Weighted-average life (in years)	6.2	5.0	6.1

Weighted-average constant prepayment rate	11.78%	14.21%	13.49%

Spread over forward interest rate swap rates	7.40	5.79	5.61

The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of MSRs.  Due to weakness in the housing markets, refinancing of mortgage loans has declined. This condition has caused prepayments to slow and the weighted average life to increase compared to prior periods. The Corporation uses an internal proprietary model to estimate future loan prepayments. This model uses empirical data drawn from the historical performance of the Corporation’s managed portfolio. Future interest rates are another important factor in the valuation of MSRs.  The Corporation utilizes market implied forward interest rates to estimate the future direction of mortgage and discount rates. The forward rates utilized are derived from the current yield curve for U.S. dollar interest rate swaps and are consistent with pricing of capital markets instruments. Changes in the shape and slope of the forward curve in future periods may result in volatility in the fair value estimate.
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

September 30
(Dollars in Millions)	2008

Fair value	$2,296
Prepayment rate:
Decline in fair value from 10% adverse change	92
Decline in fair value from 20% adverse change	177
Spread over forward interest rate swap rates (a):
Decline in fair value from 10% adverse change	49
Decline in fair value from 20% adverse change	97

(a)	Methodology used to discount MSR cash flows.
Derivative Instruments: The Corporation regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets and liabilities and future cash flows against adverse price or interest-rate movements.  The Corporation also enters into derivatives for trading purposes. Residential and commercial mortgage loan commitments related to loans held for sale are defined as derivatives under SFAS 133. All derivative instruments are carried at fair value on the balance sheet.
The Corporation applies the guidance in FIN 39, Offsetting of Amounts Related to Certain Contracts, as amended, to its derivative positions.  Accordingly, derivatives and related cash collateral are recognized on the consolidated balance sheet on a net basis, taking into consideration the effects of legally enforceable master netting agreements that allow the Corporation to offset positive and negative positions and related collateral with the same counterparty.  Net derivative assets and liabilities are presented in other assets and other liabilities in the consolidated balance sheet, respectively. As of September 30, 2008, the recorded fair values of net derivative assets and liabilities were $594 million and $127 million, respectively.
Certain derivative instruments are formally designated in SFAS 133 hedge relationships as a hedge of one of the following: the fair value of a recognized asset or liability, the expected future cash flows of a recognized asset or liability, or the expected future cash flows of a forecasted transaction. For these derivatives, both at the inception of the hedge and on an ongoing basis, management assesses the effectiveness of the hedge instrument in achieving offsetting changes in fair value or cash flows compared to the hedged item. At the inception of each SFAS 133 hedge relationship, management performs a quantitative prospective test of the expected effectiveness of the hedge
For each SFAS 133 hedge relationship, a quantitative retrospective test is performed to determine if the hedge was highly effective.  The methods utilized to retrospectively test hedge effectiveness, as well as the frequency of testing, vary based on the hedged item and the designated hedge period. For fair value hedges of fixed-rate debt, including certificates of deposit, management utilizes either a dollar offset ratio or regression analysis to test hedge effectiveness on a monthly basis. For fair value hedges of portfolio loans, a dollar offset ratio test is performed on a daily basis. For cash flow hedges of funding products, a dollar offset ratio test is applied on a monthly basis.  For cash flow hedges of commercial loans, a monthly regression analysis is performed.  There are no known sources of variability between the hedge instrument and the hedged item that are excluded from the effectiveness test.
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
Impairment of Goodwill:  The Corporation uses both observable market price information of comparable publicly traded companies and discounted cash flow models to determine the fair value of each reporting unit.  When discounted cash flow models are used, management applies assumptions that it believes a market participant would use, taking into consideration the timing and the risk of the related cash flows.  Significant assumptions utilized in the discounted cash flow model include future revenue and expense, credit losses, and the discount rate. If the fair value of a reporting unit is less than its carrying value, the amount of the impairment loss incurred is then measured. The amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value. The implied fair value of the goodwill is based upon the excess of the recorded and unrecorded assets and liabilities over the previously determined fair value of the reporting unit. The Corporation tests its reporting units for goodwill impairment at interim periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
During the second quarter of 2008, the Corporation performed an interim test of goodwill impairment for all its reporting units. This interim test was triggered by the decline in the Corporation’s stock price and the issuance of stock pursuant to the April 2008 capital raise. This analysis identified a partial impairment in the Corporate Banking reporting unit of $1.1 billion. The implied fair value of this unit was adversely affected by higher forecasted credit losses and funding costs.
On October 24, 2008, the Corporation announced that it had entered into a definitive agreement to be acquired by PNC Financial Services Group, Inc. for total consideration of $5.6 billion. This event triggered an interim test of goodwill impairment for all reporting units. The implied fair value of each reporting unit was adjusted based upon the buyer’s view of anticipated cumulative credit losses with each unit’s loan portfolio. Step one of the analysis identified a possible impairment of goodwill allocated to the Corporate Banking Regional and National reporting units, both of which comprise the Corporate Banking operating segment. Management did not have sufficient time to complete step two of the goodwill impairment analysis, which requires entities to assign fair values to the assets and liabilities of the reporting units. An estimated impairment of $1.3 billion was recognized in the third quarter of 2008 representing all the remaining goodwill assigned to the Corporate Banking reporting units. During the fourth quarter, management will complete step two of the impairment analysis and, if necessary, record any adjustments to this estimate. The Corporation’s annual impairment test for goodwill will also be performed in the fourth quarter.
Income Taxes:  The Corporation is subject to the income tax laws of the U.S., its states and other jurisdictions where it conducts business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations, and case law. Judgments and estimates are also applied in determining taxes currently payable and deferred to future periods.
On a quarterly basis, management assesses the reasonableness of its effective tax rate and the need for a valuation allowance based upon its current estimate of pre-tax income and the applicable taxes expected for the full year.  Deferred tax assets and liabilities are reassessed on an annual basis or more frequently if business events or circumstances warrant.  For the period ending September 30, 2008, management assessed the need for an increase in valuation allowances for deferred tax assets. A valuation allowance was established for certain state net operating loss carryforwards. Management concluded that deferred federal tax assets are fully realizable based on its ability to carryback all projected taxable losses to prior periods. However, to the extent projections of future taxable losses change in the future, that change could result in the need for a valuation allowance in future periods.
The components of income taxes currently payable/refundable and deferred income taxes are subject to adjustment upon completion of the Corporation’s tax return and the validation of specific tax deductions. As of December 31, 2007, net deferred tax liabilities were $237 million. During the third quarter of 2008, management finalized the Corporation’s federal tax return for 2007 which resulted in adjustments to the prior year estimates of deferred and currently refundable income taxes. As of September 30, 2008, net deferred tax liabilities were increased to $1.5 billion, with a corresponding increase in income taxes receivable. The Corporation has received all federal tax refunds related its 2007 tax return. The Corporation paid $860 million of taxes with its 2006 federal return that may be refundable upon carryback of potential 2008 tax losses.
In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law. The IRS has completed their examination of the Corporation’s income tax returns for years prior to 2005. The IRS completed its audit of the 2002 amended return that was filed subsequent to the completion of the 2002 audit. The examination of tax years 2003-2004 has also recently been completed. The IRS has not proposed any significant adjustments to the Corporation’s tax positions claimed on these returns that are not currently reflected in the Corporation’s income tax reserves. However, two issues are currently under protest and a settlement has been accepted on another matter. An Appeals Officer has been assigned to the case but a formal hearing has not yet been scheduled. Additionally, the 2003-2004 audit cycle will be reviewed by the Joint Committee due to the anticipated refund. The 2002 return statute is open under a restricted waiver for certain partnership items. The 2003 and 2004 return statutes have been extended through January 31, 2010.
The liability for uncertain tax positions, excluding estimated interest and penalties, was $216 million at September 30, 2008, $209 million at December 31, 2007, and $216 million at September 30, 2007. Approximately $102 million of the liability at September 30, 2008 pertains to positions where a change in the actual or estimated outcome would increase or decrease the provision for income taxes. Reserves for uncertain tax positions are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits.  It is reasonably possible that the liability for uncertain tax positions could increase or decrease in the next 12 months due to the completion of the tax authorities’ exams or the expiration of the statute of limitations.
The provision for interest and penalties associated with uncertain tax positions was $3 million and $10 million in the third quarter and first nine months of 2008, respectively. In the prior year, the provision for interest and penalties was $4 million and $19 million in the third quarter and first nine months of 2007, respectively. This expense is recognized within income tax expense on the income statement.
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

CONSOLIDATED AVERAGE BALANCE SHEETS

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
(In Millions)	2008	2007	2008	2007

Assets
Earning Assets:
Portfolio loans:
Commercial	$31,501	$28,616	$31,810	$27,885
Commercial leases	4,178	4,235	4,246	4,093
Commercial construction	8,545	8,225	8,912	7,899
Commercial real estate	15,107	13,548	14,885	13,150
Residential real estate	18,205	18,582	19,242	17,978
Home equity	25,921	23,573	26,396	21,594
Credit card and other unsecured lines of credit	3,851	3,356	3,731	3,159
Other consumer	4,358	4,304	4,474	5,040

Total portfolio loans	111,666	104,439	113,696	100,798
Loans held for sale or securitization:
Commercial	4	79	14	52
Commercial real estate at fair value in 2008	309	385	482	262
Residential real estate at fair value in 2008	1,806	8,587	2,597	7,917
Home equity	—	3,591	—	3,993
Credit card	—	—	132	121
Other consumer	12	1	4	1

Total loans held for sale or securitization	2,131	12,643	3,229	12,346
Securities available for sale, at cost	9,582	7,835	8,889	7,561
Federal funds sold and security resale agreements	6,616	1,212	5,615	1,357
Trading assets	1,471	584	1,102	606
Other investments	5,367	1,536	3,851	1,402

Total earning assets	136,833	128,249	136,382	124,070
Allowance for loan losses	(3,437)	(1,142)	(2,597)	(1,134)
Cash and demand balances due from banks	2,227	2,714	2,463	2,808
Properties and equipment	2,048	2,002	2,060	2,008
Mortgage servicing rights	2,547	2,493	2,461	2,301
Goodwill	4,327	4,896	5,045	4,641
Accrued income and other assets	6,180	5,883	6,716	5,830

Total Assets	$150,725	$145,095	$152,530	$140,524

Liabilities
Deposits:
Noninterest bearing	$15,827	$16,690	$16,506	$16,798
NOW and money market	34,421	35,099	36,742	33,795
Savings	2,581	2,457	2,722	2,412
Consumer time	35,198	27,238	32,388	25,604
Other	7,400	3,409	5,733	3,569
Foreign	3,297	8,609	4,530	8,300

Total deposits	98,724	93,502	98,621	90,478

Federal funds borrowed and security repurchase agreements	3,789	6,176	4,913	5,941
Borrowed funds	2,552	2,593	2,195	2,238
Long-term debt and capital securities	24,628	26,306	26,786	24,866
Accrued expenses and other liabilities	3,648	3,882	3,927	3,919

Total Liabilities	133,341	132,459	136,442	127,442

Total Stockholders’ Equity	17,384	12,636	16,088	13,082

Total Liabilities and Stockholders’ Equity	$150,725	$145,095	$152,530	$140,524

DAILY AVERAGE BALANCES/NET INTEREST INCOME/RATES

	Daily Average Balances
	2008			2007
	Third	Second	First	Fourth	Third
(Dollar in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$31,505	$32,302	$31,667	$30,243	$28,695
Commercial leases	4,178	4,240	4,321	4,389	4,235
Commercial construction	8,545	9,098	9,098	8,902	8,225
Commercial real estate	15,416	15,147	15,538	14,952	13,933
Residential real estate	20,011	21,573	23,952	27,548	27,169
Home equity	25,921	26,444	26,828	27,619	27,164
Credit card and other unsecured lines of credit	3,851	3,871	3,868	3,659	3,356
Other consumer	4,370	4,465	4,601	4,512	4,305

Total loans	113,797	117,140	119,873	121,824	117,082
Securities available for sale, at cost:
Taxable	9,312	8,212	8,256	8,435	7,447
Tax-exempt	270	279	332	391	388

Total securities available for sale	9,582	8,491	8,588	8,826	7,835
Federal funds sold, security resale agreements, trading assets, and other investments	13,454	12,124	6,091	3,492	3,332

Total earning assets/total interest income/rates	136,833	137,755	134,552	134,142	128,249
Allowance for loan losses	(3,437)	(2,593)	(1,752)	(1,363)	(1,142)
Fair value (depreciation) appreciation of securities available for sale	(246)	(47)	98	32	(73)
Nonearning assets	17,575	18,737	20,134	19,755	18,061

Total assets	$150,725	$153,852	$153,032	$152,566	$145,095

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$34,421	$37,066	$38,763	$37,658	$35,099
Savings accounts	2,581	2,779	2,808	2,922	2,457
Consumer time deposits	35,198	32,654	29,281	29,683	27,238
Other deposits	7,400	6,057	3,726	3,650	3,409
Foreign deposits	3,297	4,138	6,170	7,485	8,609
Federal funds borrowed	244	1,155	1,368	1,841	1,984
Security repurchase agreements	3,545	3,833	4,607	4,442	4,192
Borrowed funds	2,552	1,507	2,522	2,027	2,593
Long-term debt and capital securities	24,628	26,671	29,082	28,005	26,306

Total interest bearing liabilities/ total interest expense/rates	113,866	115,860	118,327	117,713	111,887
Noninterest bearing deposits	15,827	16,858	16,839	16,901	16,690
Accrued expenses and other liabilities	3,648	3,679	4,455	4,398	3,882

Total liabilities	133,341	136,397	139,621	139,012	132,459
Total stockholders’ equity	17,384	17,455	13,411	13,554	12,636

Total liabilities and stockholders’ equity	$150,725	$153,852	$153,032	$152,566	$145,095

Tax-equivalent net interest income

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization

	Quarterly Interest
	2008			2007
	Third	Second	First	Fourth	Third
(Dollars in Millions)	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	$419	$419	$479	$552	$552
Commercial leases	70	68	74	79	72
Commercial construction	100	111	132	162	161
Commercial real estate	223	224	244	258	251
Residential real estate	287	313	403	477	484
Home equity	363	378	442	494	513
Credit card and other unsecured lines of credit	90	92	107	103	96
Other consumer	69	68	77	77	78

Total loans	1,621	1,673	1,958	2,202	2,207
Securities available for sale, at cost:
Taxable	126	116	112	116	99
Tax-exempt	4	4	6	7	6

Total securities available for sale	130	120	118	123	105
Federal funds sold, security resale agreements, trading assets, and other investments	102	93	56	56	48

Total earning assets/total interest income/rates	$1,853	$1,886	$2,132	$2,381	$2,360
Allowance for loan losses
Fair value (depreciation) appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	$140	$160	$238	$292	$286
Savings accounts	3	5	7	8	8
Consumer time deposits	360	352	335	365	337
Other deposits	57	45	35	47	46
Foreign deposits	15	24	47	80	107
Federal funds borrowed	2	7	12	22	27
Security repurchase agreements	13	16	30	42	46
Borrowed funds	16	11	25	23	34
Long-term debt and capital securities	223	245	334	393	367

Total interest bearing liabilities/ total interest expense/rates	$829	$865	$1,063	$1,272	$1,258
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income	$1,024	$1,021	$1,069	$1,109	$1,102

Interest spread
Contribution of noninterest bearing sources of funds

Net interest margin

(a)	Includes loans held for sale or securitization.

	Average Annualized Rate
	2008			2007
	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Assets
Earning Assets:
Loans(a):
Commercial	5.29%	5.22%	6.09%	7.24%	7.63%
Commercial leases	6.71	6.37	6.85	7.16	6.82
Commercial construction	4.64	4.90	5.85	7.22	7.74
Commercial real estate	5.77	5.94	6.31	6.85	7.15
Residential real estate	5.73	5.81	6.73	6.93	7.13
Home equity	5.58	5.73	6.60	7.15	7.53
Credit card and other unsecured lines of credit	9.35	9.59	11.07	11.18	11.34
Other consumer	6.23	6.20	6.72	6.77	7.18

Total loans	5.68	5.73	6.56	7.20	7.50
Securities available for sale, at cost:
Taxable	5.44	5.63	5.44	5.50	5.29
Tax-exempt	5.85	6.49	6.96	6.64	6.78

Total securities available for sale	5.45	5.65	5.50	5.55	5.37
Federal funds sold, security resale agreements, trading assets, and other investments	3.01	3.08	3.73	6.32	5.70

Total earning assets/total interest income/rates	5.40%	5.50%	6.36%	7.07%	7.33%
Allowance for loan losses
Fair value (depreciation) appreciation of securities available for sale
Nonearning assets

Total assets

Liabilities and stockholders’ equity
Interest bearing liabilities:
NOW and money market accounts	1.62%	1.72%	2.48%	3.08%	3.23%
Savings accounts	.58	.71	.99	1.12	1.26
Consumer time deposits	4.06	4.34	4.60	4.89	4.91
Other deposits	3.10	3.00	3.72	5.12	5.36
Foreign deposits	1.75	2.36	3.06	4.27	4.92
Federal funds borrowed	2.21	2.63	3.47	4.84	5.24
Security repurchase agreements	1.52	1.69	2.61	3.82	4.37
Borrowed funds	2.44	2.91	4.01	4.47	5.15
Long-term debt and capital securities	3.61	3.68	4.62	5.55	5.57

Total interest bearing liabilities/ total interest expense/rates	2.90%	3.00%	3.61%	4.29%	4.46%
Noninterest bearing deposits
Accrued expenses and other liabilities

Total liabilities
Total stockholders’ equity

Total liabilities and stockholders’ equity

Tax-equivalent net interest income

Interest spread	2.50%	2.50%	2.75%	2.78%	2.87%
Contribution of noninterest bearing sources of funds	.49	.47	.43	.52	.56

Net interest margin	2.99%	2.97%	3.18%	3.30%	3.43%

(a)	Includes loans held for sale or securitization.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The disclosures contained in the Market Risk Management section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 89-90 of this report are incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
National City management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of September 30, 2008, were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
On August 23, 2005, the Office of Inspector General issued its final audit concerning late submitted requests to the Department of Housing and Urban Development for FHA insurance made between May 1, 2002 and April 30, 2004 by National City Mortgage Co., a subsidiary of National City Bank. One of the recommendations contained in the final audit was for a determination to be made as to the legal sufficiency of possible remedies under the Program Fraud Civil Remedies Act. In late 2006, the Department of Housing and Urban Development referred the matter to the Department of Justice’s Civil Division to determine if possible civil claims exist under the Program Fraud Civil Remedies Act and the False Claims Act. The Company has cooperated with the Department of Justice (DOJ) in its civil claims investigation. A settlement to resolve these issues with the various government agencies for approximately $6 million was finalized and has now been paid in full.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in the Corporation’s 2007 Form 10-K except for the following addition:
Risks Related to the Company’s Merger with PNC
On October 24, 2008, National City and The PNC Financial Services Group, Inc. (“PNC”) announced that they had entered into an Agreement and Plan of Merger, pursuant to which PNC agreed to acquire National City (the “PNC Merger”). There can be no assurance that the PNC Merger will be completed. In connection with the PNC Merger, as well as the continued disruption and volatility in global financial markets, certain additional risks and uncertainties should also be considered as discussed below.
Risks associated with National City and the PNC Merger include:
•	deposit attrition, operating costs, customer loss and business disruption before and following the completion of the PNC Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected;

•	the inability to obtain governmental approvals of the PNC Merger on the proposed terms and schedule;

•	the failure of National City’s stockholders to approve the PNC Merger, the failure of PNC’s shareholders to approve the issuance of PNC common stock in the PNC Merger and/or the failure to complete the PNC Merger on the proposed terms and schedule; and

•	the current disruption and volatility in global financial markets, as well as current adverse global economic conditions, may continue before and after completion of the PNC Merger and could negatively impact the operations of National City, including, without limitation, its businesses, financial results, liquidity and financial condition, and the operations of the combined company following the PNC Merger.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The share repurchase disclosures contained in the Financial Condition section of the Management Discussion and Analysis of Financial Condition and Results of Operations on pages 80-81 of this report are incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 15, 2008 at the Special Meeting of Stockholders of the Registrant, stockholders took the following actions:
1.	Ratified the approval of an amendment to National City’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 1,400,000,000 to 5,000,000,000 (and, correspondingly, increase the total number of authorized shares of capital stock from 1,405,000,000 to 5,005,000,000): 492,421,070 votes cast for, 46,503,342 votes cast against, and 8,997,992 votes abstained.

2.	Ratified the approval of the conversion of the Contingent Convertible Perpetual Non-Cumulative Preferred Stock, Series G into National City common stock, the exercise of warrants to purchase National City common stock and other potential equity issuances contemplated by agreements relating to the equity investment transactions: 501,671,758 votes cast for, 36,600,370 votes cast against, and 9,651,676 votes abstained.
ITEM 6. EXHIBITS
Exhibits
Any exhibits within exhibit numbers 3, 4, 10 or 14 documented in this index as being filed with the United States Securities and Exchange Commission (SEC) as part of the September 30, 2008 Form 10-Q have been filed separately with the SEC and are available on request from the Secretary of the Corporation at the principal executive offices or through the SEC at www.sec.gov.
Exhibit Index

Exhibit
Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of National City Corporation.

3.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).

3.3	Certificate of Designations of Non-Cumulative Perpetual Preferred Stock, Series E, Without Par Value of National City Corporation (filed as Exhibit 4.10 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

3.4	Certificate of Designations of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, Without Par Value of National City Corporation (filed as Exhibit 4.1 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

4.1	Amended and restated Certificate of Incorporation of National City Corporation (filed as Exhibit 3.1 herewith) related to capital stock of National City Corporation.

4.2	National City Corporation First Restatement of By-laws adopted April 27, 1987 (as Amended through October 22, 2007) (filed as Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference) related to stockholder rights.

4.3	Certificate of Designations of Non-Cumulative Perpetual Preferred Stock, Series E, Without Par Value of National City Corporation (filed as Exhibit 4.10 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
4.4	Certificate of Designations of 9.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series F, Without Par Value of National City Corporation (filed as Exhibit 4.1 to Registrant’s Form 8-A filed on January 30, 2008, and incorporated herein by reference).

4.5	Deposit Agreement, dated January 30, 2008 by and among the Registrant, Wilmington Trust Company, National City Bank as Transfer Agent and Registrar, and all holders from time to time of Receipts issued pursuant thereto, (filed as Exhibit 4.2 to Registrant’s Form 8-A filed on January 30, 2008 (related to Registration No. 333-148769), and incorporated herein by reference).

4.6	National City agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of Senior and Subordinated debt of National City.

10.1	National City Corporation’s 1993 Stock Option Plan (filed as Exhibit 10.5 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.2	National City Corporation Plan for Deferred Payment of Directors’ Fees, as Amended (filed as Exhibit 10.5 to Registration Statement No. 2-914334 and incorporated herein by reference).

10.3	National City Corporation Supplemental Executive Retirement Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.4	National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as Exhibit 10.9 to Registration Statement No. 33-49823 and incorporated herein by reference).

10.5	Form of grant made under National City Corporation 1991 Restricted Stock Plan in connection with National City Corporation Supplemental Executive Retirement Plan as Amended (filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.6	Form of contracts with Jon L. Gorney, David L. Zoeller, Thomas A. Richlovsky, James P. Gulick, Peter E. Raskind, Philip L. Rice, Timothy J. Lathe, Shelley J. Seifert and Daniel J. Frate (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.7	Split Dollar Insurance Agreement effective January 1, 1994, between National City Corporation and certain key employees (filed as Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, and incorporated herein by reference).

10.8	National City Corporation 1997 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.9	National City Corporation 1997 Restricted Stock Plan as Amended and Restated effective October 31, 2001 (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.10	National City Corporation Retention Plan for Executive Officers, Amended and Restated effective January 1, 2005 (filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.11	Integra Financial Corporation Management Incentive Plan (filed as Exhibit 4.4 to Registrant’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-01697, dated April 30, 1996, and incorporated herein by reference).

10.12	National City Corporation Management Incentive Plan for Senior Officers, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.12 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.13	National City Corporation Supplemental Cash Balance Pension Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.14 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.14	The National City Corporation 2001 Stock Option Plan as Amended and Restated effective October 22, 2001 (filed as Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

10.15	National City Corporation 2002 Restricted Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 8, 2002, and incorporated herein by reference).

10.16	Reserved.

10.17	The National City Corporation Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.18	Form of Agreement Not To Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.19	Summary of Non-employee Directors’ Compensation (filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on July 25, 2007, and incorporated herein by reference).

10.20	The National City Corporation Executive Savings Plan, as Amended and Restated effective January 1, 2003 (filed as Exhibit 10.32 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.21	The National City Corporation Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.22	Amendment No. 1 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.23	Amendment No. 1 to the Split Dollar Insurance Agreement effective January 1, 2003 (filed as Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference).

10.24	The National City Corporation Long-Term Cash and Equity Incentive Plan Effective January 1, 2005 (filed as Exhibit 10.26 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.25	National City Executive Long-Term Disability Plan (filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.26	Amendment No. 2 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.27	Amendment No. 3 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.28	Amendment No. 4 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.3 to the Registrant’s Post-Effective Amendment No. 3 to Form S-8 Registration Statement No. 333-61712 dated April 19, 2004, and incorporated herein by reference).

10.29	The National City Corporation 2004 Deferred Compensation Plan, as Amended and Restated effective January 1, 2005 (filed as Exhibit 10.35 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.30	Amendment No. 5 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.61 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.31	Amendment No. 6 to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.62 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.32	Appendices AO, AP, AQ, and AR to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.63 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and incorporated herein by reference).

10.33	Form of Restricted Stock Award Agreement (filed as Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

10.34	Form of Incentive Stock Option Award Agreement (filed as Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

10.35	Form of Non-qualified Stock Option Award Agreement (filed as Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference).

10.36	Form of contracts with Robert B. Crowl and Jeffrey J. Tengel (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.37	Appendices AS, AT, AU, AV, and AW to the National City Savings and Investment Plan, as Amended and Restated effective January 1, 2001 (filed as Exhibit 10.70 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated herein by reference).

10.38	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.45 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

10.39	National City Corporation Amended and Restated Management Severance Plan, effective September 30, 2008.

Exhibit
Number	Exhibit Description
10.40	Form of Amendment to Agreement Not to Compete with David A. Daberko and William E. MacDonald III (filed as Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.41	Form of Non-Elective Deferred Compensation Award (filed as exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).

10.42	Deferred Compensation Plan for Daniel J. Frate (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference).

10.43	Release and Separation Agreement between National City Corporation and John D. Gellhausen (filed as exhibit 10.51 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.44	Form of Restricted Stock Unit Agreement (Retention/Non-compete) between National City Corporation and each of Jeffrey D. Kelly and Peter E. Raskind (filed as exhibit 10.52 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.45	Form of Restricted Stock Unit Agreement (Performance) between National City Corporation and each of Jeffrey D. Kelly, Peter E. Raskind and Daniel J. Frate (filed as exhibit 10.53 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.46	Form of Restricted Stock Award Agreement (filed as exhibit 10.46 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).

10.47	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.48	Form of Restricted Stock Unit Award Agreement (filed as exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on October 23, 2006, and incorporated herein by reference).

10.49	Amendment to National City Corporation Amended and Second Restated 1991 Restricted Stock Plan (filed as exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.50	Amendment to National City Corporation Amended and Restated 1993 Stock Option Plan (filed as exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.51	Amendment to National City Corporation 1997 Restricted Stock Plan, Amended and Restated Effective October 31, 2001 (filed as exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.52	Amendment to National City Corporation 1997 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.53	Amendment to National City Corporation 2001 Stock Option Plan as Amended and Restated Effective October 22, 2001 (filed as exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.54	Amendment to National City Corporation 2002 Restricted Stock Plan (filed as exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference).

10.55	2007 Executive Bonus Plan (filed as Exhibit 99 to Registrant’s Current Report on Form 8-K filed on October 26, 2007, and incorporated herein by reference).

10.56	Form of contract with Dale Roskom, Richard L. Michel and James J. LeKachman (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.57	Form of contract with Clark H. Khayat (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on December 7, 2007, and incorporated herein by reference).

10.58	Form of Non-qualified Stock Option Award Agreement (filed as exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.59	Form of Restricted Stock Unit Award Agreement (filed as exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).

10.60	Investment Agreement, dated as of April 20, 2008, by and between National City Corporation and Corsair NC Co-Invest, L. P. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 23, 2008, and incorporated herein by reference).

10.61	First Amendment to the Investment Agreement, dated as of May 2, 2008, by and between National City Corporation and Corsair NC Co-Invest, L. P. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 8, 2008, and incorporated herein by reference).

Exhibit
Number	Exhibit Description
10.62	Second Amendment to the Investment Agreement, dated as of June 26, 2008, by and between National City Corporation and Corsair NC Co-Invest, L.P. (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on June 30, 2008, and incorporated herein by reference).

10.63	Release Agreement between National City Corporation and Jeffrey D. Kelly (filed as Exhibit 10 to Registrant’s Current Report on Form 8-K filed on July 11, 2008, and incorporated herein by reference).

10.64	Agreement and Plan of Merger dated as of October 24, 2008, by and between National City Corporation and PNC Financial Services Group, Inc. (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on October 30, 2008, and incorporated herein by reference).

11.0	Statement re computation of per share earnings incorporated by reference to Note 17 of the Notes to the Consolidated Financial Statements of this report.

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Ethics (filed as Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

14.2	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on April 26, 2005, and incorporated herein by reference).

31.1	Chief Executive Officer Sarbanes-Oxley Act 302 Certification dated November 6, 2008 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2	Chief Financial Officer Sarbanes-Oxley Act 302 Certification dated November 6, 2008 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Chief Executive Officer Sarbanes-Oxley Act 906 Certification dated November 6, 2008 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.2	Chief Financial Officer Sarbanes-Oxley Act 906 Certification dated November 6, 2008 for National City Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

		Fitch	Moody’s		Standard
Debt Ratings	DBRS	Ratings	Investors Service		& Poor’s

National City Corporation		C
Commercial Paper	R-1 (mid)	F2	P	-2	A-2
Senior Debt	A (high)	BBB+		A3	A-
Subordinated debt	A	BBB	Baa1		BBB+
National City Bank		C
Short-term certificates of deposit	R-1 (mid)	F1	P	-1	A-1
Long-term certificates of deposit	AA (low)	A		A2	A
Senior bank notes	AA (low)	A-		A2	A
Subordinated bank notes	A (high)	BBB+		A3	A-

FORM 10-Q — September 30, 2008
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CITY CORPORATION (Registrant)
Date: November 6, 2008
/s/ PETER E. RASKIND
Peter E. Raskind
Chairman, President and Chief Executive Officer Principal Executive Officer

/s/ THOMAS A. RICHLOVSKY
Thomas A. Richlovsky Senior Vice President and Interim Chief Financial Officer Principal Accounting Officer

National City®
National City Center
1900 East Ninth Street
Cleveland, Ohio 44114-3484